Form 10-Q
period 2020-03-31
Passage BIO, Inc.
filed 2020-05-11
CIK 1787297

Y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 377-02943

PASSAGE BIO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-2729751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Commerce Square 2001 Market Street, 28th Floor Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (267) 866-0311

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻ No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	PASG	Nasdaq Global Market

As of May 8, 2020, the registrant had 45,350,687 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our plans to develop and commercialize our product candidates, the timing of our ongoing or planned clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the clinical utility of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the willingness of healthcare professionals to use our product candidates, the sufficiency of our cash and cash equivalents, the expected impact of the COVID-19 pandemic on our operations, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. We intend the forward-looking statements contained in this Quarterly Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Passage Bio, Inc.

Balance Sheets

(Unaudited)

(in thousands, except share data)	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$366,828	$158,874
Prepaid expenses	2,921	156
Prepaid research and development	12,340	6,745
Total current assets	382,089	165,775
Property and equipment, net	1,137	1,087
Other assets	9,201	11,751
Total assets	$392,427	$178,613
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,532	$629
Accrued expenses and other current liabilities	2,696	3,052
Total current liabilities	5,228	3,681
Deferred rent	489	504
Other liabilities	44	76
Total liabilities	5,761	4,261
Convertible preferred stock, $0.0001 par value:
Series A‑1 convertible preferred stock: 63,023,258 shares authorized, issued and outstanding at December 31, 2019	—	74,397
Series A‑2 convertible preferred stock: 22,209,301 shares authorized; issued and outstanding at December 31, 2019	—	46,311
Series B convertible preferred stock: 33,592,907 shares authorized, issued and outstanding at December 31, 2019	—	109,897
Total convertible preferred stock	—	230,605
Commitments and Contingencies (note 6)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 300,000,000 shares authorized; 45,797,195 shares issued and 45,350,687 shares outstanding at March 31, 2020 and 5,194,518 shares issued and 4,293,039 shares outstanding at December 31, 2019	4	—
Additional paid‑in capital	462,910	2,410
Accumulated deficit	(76,248)	(58,663)
Total stockholders’ equity (deficit)	386,666	(56,253)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$392,427	$178,613

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2020	2019
Operating expenses:
Research and development	$13,117	$3,033
General and administrative	4,795	1,154
Loss from operations	(17,912)	(4,187)
Change in fair value of future tranche right liability	—	(3,482)
Interest income	327	—
Net loss	$(17,585)	$(7,669)
Per share information:
Net loss per share of common stock, basic and diluted	$(1.00)	$(1.83)
Weighted average common shares outstanding, basic and diluted	17,624,011	4,197,604

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) For the Three Months Ended March 31, 2020 and 2019

(in thousands, except share data)

(Unaudited)

	Convertible preferred stock						Stockholders’ equity (deficit)
	Series A‑1		Series A‑2		Series B		Common stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid‑in capital	deficit	Total
Balance at January 1, 2020	63,023,258	$74,397	22,209,301	$46,311	33,592,907	$109,897	4,293,039	$—	$2,410	$(58,663)	$(56,253)
Vesting of early exercise option awards	—	—	—	—	—	—	454,971	—	32	—	32
Conversion of convertible preferred stock upon initial public offering	(63,023,258)	(74,397)	(22,209,301)	(46,311)	(33,592,907)	(109,897)	26,803,777	3	230,602	—	230,605
Sale of common stock in initial public offering, net of issuance costs of $3,495	—	—	—	—	—	—	13,798,900	1	227,498	—	227,499
Share‑based compensation expense	—	—	—	—	—	—	—	—	2,368	—	2,368
Net loss	—	—	—	—	—	—	—	—	$—	(17,585)	(17,585)
Balance at March 31, 2020	—	$—	—	$—	—	$—	45,350,687	$4	462,910	$(76,248)	$386,666

	Convertible preferred stock						Stockholders’ deficit
	Series A‑1		Series A‑2		Series A‑2		Common stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid‑in capital	deficit	Total
Balance at January 1, 2019	44,418,606	$43,118	—	$—	—	$—	4,195,649	$—	$856	$(13,029)	$(12,173)
Vesting of early exercise option awards	—	—	—	—	—	—	13,538	—	13	—	13
Sale of Series A‑1 convertible preferred stock, net of issuance costs of $19	18,604,652	19,981	—	—	—	—	—	—	—	—	—
Share‑based compensation expense	—	—	—	—	—	—	—	—	231	—	231
Net loss	—	—	—	—	—	—	—	—	—	(7,669)	(7,669)
Balance at March 31, 2019	63,023,258	$63,099	—	$—	—	$—	4,209,187	$—	$1,100	$(20,698)	$(19,598)

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Cash flows used in operating activities:
Net loss	$(17,585)	$(7,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of future tranche right liability	—	3,482
Depreciation and amortization	49	12
Share‑based compensation	2,368	231
Deferred rent	(15)	444
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(978)	31
Prepaid research and development	(5,595)	2,925
Accounts payable	331	(47)
Accrued expenses and other current liabilities	(426)	377
Net cash used in operating activities	(21,851)	(214)
Cash flows used in investing activities:
Purchases of property and equipment	(99)	(884)
Net cash used in investing activities	(99)	(884)
Cash flows provided by financing activities:
Proceeds from issuance of common stock upon initial public offering, net of offering costs	229,904	—
Proceeds from the sale of Series A‑1 convertible preferred stock and future tranche right, net of offering costs	—	19,981
Proceeds from early exercise stock options	—	176
Net cash provided by financing activities	229,904	20,157
Net increase in cash and cash equivalents	207,954	19,059
Cash and cash equivalents at beginning of period	158,874	24,861
Cash and cash equivalents at end of period	$366,828	$43,920
Supplemental disclosure of non‑cash investing and financing activities:
Offering costs in accrued expenses and other current liabilities	$70	$—
Offering costs in accounts payable	$1,571	$—
Reclassification of deferred offering costs paid in a prior period	$763	$—
Property and equipment in accounts payable	$—	$134
Vesting of early exercise option awards	$32	$13

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

1. Nature of Operations

Passage Bio, Inc. (the Company), a Delaware corporation incorporated in July 2017, is a genetic medicines company focused on advancing transformative therapies for rare monogenic central nervous system diseases. The Company has a strategic research collaboration with the Trustees of the University of Pennsylvania’s (Penn’s), Gene Therapy Program (GTP) that provides the Company with access to one of the premier research institutions in the world for the discovery and preclinical development of genetic medicine product candidates and exclusive rights to certain rare, monogenic central nervous system (CNS) indications. Under this collaboration, GTP conducts discovery and investigation new drug enabling preclinical activities and the Company conducts all clinical development, regulatory strategy, and commercialization activities under the agreement. The Company also has a collaboration agreement and a development services and clinical supply arrangement with Catalent Maryland, Inc. (Catalent) (formerly Paragon Bioservices, Inc.) for clinical scale manufacturing requirements.

2. Risks and Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $76.2 million as of March 31, 2020. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.

In March 2020, the Company closed its initial public offering (IPO) in which the Company issued and sold 13,798,900 shares of its common stock, which included shares sold pursuant to an option granted to the underwriters to purchase additional shares, at a public offering price of $18.00 per share for net proceeds of $227.5 million after deducting underwriting discounts, commissions and other offering expenses.

The Company’s operations have consisted primarily of organizing the Company, securing financing, developing licensed technology, performing research and conducting preclinical studies. The Company faces risks associated with early-stage biotechnology companies whose product candidates are in development. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital for the Company to complete its research and development, achieve its research and development objectives, defend its intellectual property rights, and recruit and retain skilled personnel, and key members of management. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The Company plans to seek additional funding through public or private equity offerings, debt financings, other collaborations, strategic alliances and licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect its business prospects.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

3. Summary of Significant Accounting Policies

The Company’s complete summary of significant accounting policies can be found in “Note 3. Summary of Significant Accounting Policies” in the audited financial statements included in the Company’s prospectus filed with the SEC on February 27, 2020.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB).

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC), which permits reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying balance sheets, statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim financial statements and footnotes should be read in conjunction with the December 31, 2019 financial statements and footnotes included in the prospectus as filed with the SEC on February 27, 2020.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Estimates and assumptions are periodically reviewed and the effects of the revisions are reflected in the accompanying financial statements in the period they are determined to be necessary. Prior to the IPO, significant areas that required management’s estimates included the fair value of the Company’s future tranche right liability and its common stock. After the IPO, the most significant judgements are used in estimates to determine the fair value of stock options issued.

Fair Value of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, including cash equivalents, prepaid expenses, and accounts payable, approximate fair value due to the short-term nature of those instruments. The future tranche right liability was recorded at its estimated fair value.

Share-based compensation

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

Estimating the fair value of share-based awards requires the input of subjective assumptions, including, prior to the IPO, the estimated fair value of the Company's common stock, and, for stock options, the expected life of the options and stock price volatility. The Company accounts for forfeitures for stock option awards as they occur. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in estimating the fair value of share-based awards represent management's estimate and involve inherent uncertainties and the application of management's judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

The expected life of the stock options is estimated using the "simplified method," as the Company has no historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected life of the option.

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	March 31,
	2020	2019
Series A‑1 convertible preferred stock	—	14,216,333
Future tranche right	—	5,009,808
Stock options (including shares subject to repurchase)	6,359,947	736,962
Stock options vested and exercised, but subject to settlement of nonrecourse promissory notes	—	258,336
	6,359,947	20,221,439

Amounts in the above table reflect the common stock equivalents.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. As the Company has elected to use the extended transition period for complying with new or revised accounting standards as available under the Jobs Act, the standard is effective for the Company beginning January 1, 2021, with early adoption permitted. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

4. Fair Value of Financial Instruments

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination in accordance with applicable accounting guidance requires that a number of significant judgments be made. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The carrying amounts of certain of the Company’s financial instruments, including prepaid expense and accounts payable are shown at cost, which approximates fair value due to the short-term nature of these instruments. The Company follows the provisions of FASB ASC Topic 820, Fair Value Measurement, for financial assets and liabilities measured on a recurring basis. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

●	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
●	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liabilities.
●	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis:

Fair value measurement at
reporting date using
Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
March 31, 2020:
Assets:
Cash equivalents (Money Market Fund)	$284,173	$—	$—
December 31, 2019:
Assets:
Cash equivalents (Money Market Fund)	$155,846	$—	$—

The Company evaluated the future tranche right feature within the Series A-1 convertible preferred stock issued in 2018 and determined that the future tranche right was a freestanding financial instrument that was classified as a liability and was re-measured at each reporting period until the redemption feature was exercised in connection with the sale and issuance of the Series A-2 convertible preferred stock in May 2019.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Professional fees	$344	$997
Compensation and related benefits	1,388	1,502
Research and development	946	507
Other	18	46
	$2,696	$3,052

6. Commitments and Contingencies

Amended and Restated Research, Collaboration and License Arrangement with Penn

In May 2020, the Company amended and restated its research, collaboration and licensing agreement with Penn (the Penn Expansion Agreement) for research and development collaborations and exclusive license rights to patents for certain products and technologies, which supersedes the Company’s existing sponsored research, collaboration and licensing agreement with Penn, dated September 18, 2018, as amended. Under the Penn Expansion Agreement, the Company agreed to fund discovery research conducted by Penn for five years, beginning in May 2020, and will receive exclusive rights, subject to certain limitations, to technologies resulting from the discovery research for the Company’s products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation improvements. This funding commitment is $5.0 million annually, with quarterly payments of $1.3 million. The Penn Expansion Agreement also increased the number of remaining options available to the Company to commence additional licensed programs for rare, monogenic CNS indications from six to eleven, and extended the option exercise window by three years. Accordingly, the window to exercise all eleven remaining options extends to May 2025. If the Company were to exercise any of these options, it would owe Penn a non-refundable upfront fee of $1.0 million per product indication.

Catalent Agreements

In June 2019, the Company entered into a collaboration agreement (the Catalent Collaboration Agreement) with Catalent. As part of the Catalent Collaboration Agreement, the Company paid Catalent an upfront fee for the commissioning, qualification, validation and equipping of a clean room suite (the Clean Room Suite). Subject to validation of the Clean Room Suite, which is expected to occur by the end of 2020, the Company will pay an annual fee for five years for the use of the Clean Room Suite and is also committed to minimum annual purchase commitments.

In April 2020, the Company entered into a development services and clinical supply agreement (the Manufacturing and Supply Agreement) with Catalent to secure clinical scale manufacturing capacity for batches of active pharmaceutical ingredients for the Company’s gene therapy product candidates. The Manufacturing and Supply Agreement confirms the terms contemplated by the Catalent Collaboration Agreement. The Catalent Collaboration Agreement continues to be in effect pursuant to its terms.

Under the terms of the Manufacturing and Supply Agreement, Catalent has agreed to manufacture batches of drug product for the Company’s gene therapy product candidates at the Clean Room Suite at a Catalent facility provided for in the Catalent Collaboration Agreement. The Manufacturing and Supply Agreement provides for a term of five years which period may be extended once, at the Company’s option, for an additional five year-period.

The Company has the right to terminate the Manufacturing and Supply Agreement for convenience or other reasons specified in the Manufacturing and Supply Agreement upon prior written notice. If the Company terminates the

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

Manufacturing and Supply Agreement for convenience and certain other specified events, it will be obligated to pay an early termination fee to Catalent.

Under both the Collaboration Agreement and the Manufacturing and Supply Agreement, the Company has an annual minimum commitment of $10.6 million per year owed to Catalent for five years, subject to certain inflationary adjustments.

Operating Leases

The Company leases office space in Philadelphia, Pennsylvania under a noncancelable lease (Existing Lease Agreement), as amended. The lease is classified as an operating lease and the Company recognizes rent expense on a straight-line basis over the lease term. The Company recognized rent expense of $36,000 and $51,000 during the three months ended March 31, 2020 and 2019, respectively, related to this lease. The future minimum lease payments under the Company’s Existing Lease Agreement as of March 31, 2020 is $0.2 million for the remainder of 2020.

In April 2020, the Company entered into a new lease agreement (New Lease Agreement) for larger office space in Philadelphia to accommodate the Company’s continued growth and serve as the new corporate headquarters. The New Lease Agreement is expected to commence in January 2021 and is expected to expire in November 2031. Upon signing the New Lease Agreement, the Company amended the Existing Lease Agreement such that the Existing Lease Agreement will terminate five days after the commencement of the New Lease Agreement with no further payments due under the Existing Lease Agreement. The Company has an option to extend the term of the New Lease Agreement by up to two five-year terms. The landlord also will provide the Company with a tenant improvement allowance of up to $2.8 million. The future minimum lease payments under the Company’s New Lease Agreement are as follows:

(in thousands)
2021	$—
2022	889
2023	1,098
2024	1,131
2025	1,165
Thereafter	7,763
$12,046

Employment Agreements

The Company has entered into employment agreements with key personnel providing for compensation and severance in certain circumstances, as described in the respective employment agreements.

Other Research and Development Arrangements

The Company enters into agreements with contract research organizations (CROs) to assist in the performance of research and development activities. Expenditures to CROs will represent a significant cost in clinical development for the Company. The Company could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and long-term commitments of cash.

Patent Infringement Claim

On February 18, 2020, the Company received a letter from Regenxbio Inc. (Regenx), which stated its view that the use of the Company’s AAVhu68 capsid infringes patent claims to which Regenx has an exclusive license and which expire in 2024. Regenx also stated that it has exclusive licenses to various pending patent applications regarding the use of AAV vectors administered via instar-cisterna magna injection, and that these applications may lead to issued claims that

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

Regenx believes may, if issued, cover the Company’s planned method of administration for the Company’s lead product candidates. The Company believes it has valid defenses to the issued claims set forth by Regenx relating to AAVhu68. Further, the prosecution of pending patent applications is highly uncertain, and it is unclear whether any patents will be issued from these pending Regenx patent applications at all, much less with claims that are relevant to the administration of the Company’s product candidates. Regenx also asked for information regarding the Company’s relationship with Dr. Wilson while he was serving as an advisor to Regenx. Regenx's letter also offers to discuss licensing the applicable patent portfolios from them. In April 2020, the Company responded to Regenx indicating that it does not believe it requires a license to any of the specified Regenx patents or patent applications at this time, and that it found that Dr. Wilson’s relationship with the Company was consistent with his obligations to Regenx. The Company will continue to monitor the situation and, if necessary, take appropriate actions, which may include responding to further correspondence from Regenx, and engaging in discussions with Regenx regarding their claims. If any such patents were enforceable and such claims were ultimately successful, the Company might require a license to continue to use and sell any product candidates using such AAV vector.

7. Convertible Preferred Stock and Common Stock

Initial Public Offering

In March 2020, the Company completed its IPO in which the Company sold 13,798,900 shares of its common stock, which included shares sold pursuant to an option granted to the underwriters to purchase additional shares, at a public offering price of $18.00 per share. The Company received net proceeds of $227.5 million after deducting underwriting discounts, commissions, and other offering expenses paid by the Company. In addition, immediately prior to the initial closing of the IPO on March 3, 2020, (i) all of the Company’s outstanding shares of convertible preferred stock converted into an aggregate of 26,803,777 shares of common stock and (ii) the Company filed an amended and restated certificate of incorporation to, among other things, increase the number of authorized shares of common stock to 300.0 million.

8. Share-Based Compensation

Equity Incentive Plan

The Company has two equity incentive plans: the 2018 Equity Incentive Plan, as amended, and the 2020 Equity Incentive Plan. New awards can only be granted under the 2020 Equity Incentive Plan (the Plan). The total number of shares authorized under the Plan as of March 31, 2020 was 5,362,823. Of this amount, 4,435,181 shares were available for future grants as of March 31, 2020. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021 and continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. The Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreement, generally over four-year periods, and have a term of ten years.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded share-based compensation expense in the following expense categories in its accompanying statements of operations for the period presented:

	March 31,
(in thousands)	2020	2019
Research and development	$1,046	$4
General and administrative	1,322	227
	$2,368	$231

During the three months ended March 31, 2020, the Company modified certain awards and recognized an additional $0.7 million related to the modifications, $0.6 million of which was recognized in research and development expense and $0.1 million was recognized in general and administrative expense.

The following table summarizes stock option activity for the three months ended March 31, 2020:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2020	2,577,719	$5.90	9.3
Granted	3,470,051	13.14
Forfeited	(134,331)	1.02
Outstanding at March 31, 2020	5,913,439	$9.94	9.5
Exercisable at March 31, 2020	275,891	$5.01	9.3
Vested or expected to vest at March 31, 2020	5,913,439	$9.94	9.5

The weighted-average grant date fair value of options granted was $9.93 and $0.73 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the total unrecognized compensation expense related to unvested stock option awards was $41.8 million, which the Company expects to recognize over a weighted-average period of 2.53 years.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Three months ended March 31,
	2020	2019
Expected volatility	92.6%	87.0%
Risk‑free interest rate	1.4%	2.5%
Expected term	6.07 years	5.56 years
Expected dividend yield	—	—

The Plan provides certain holders of stock options an election to early exercise prior to vesting. The Company has the right to repurchase early exercised options without transferring any appreciation in the value of the underlying shares to the employee if the employee terminates employment before the end of the original vesting period. The repurchase price is the lesser of the original exercise price or the then fair value of the Company’s common stock. At March 31, 2020, $44,000 of proceeds from unvested early exercised options were recognized as a non-current liability in other liabilities in the accompanying balance sheet.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The 2018 Equity Incentive Plan allowed for the exercise of options to be financed with nonrecourse notes. For accounting purposes, payment of principal and interest are viewed as the exercise price of the option. Therefore, no interest income was recognized.

The following table summarizes activity relating to early exercises of stock options during the three months ended March 31, 2020:

Number of shares
Unvested balance at January 1, 2020	494,603
Vested	(48,095)
Unvested balance at March 31, 2020	446,508

Nonrecourse Promissory Notes with Related Parties

In February 2019, the Company’s interim chief executive officer and chief operating officer elected to early exercise 688,875 and 309,994 stock options, respectively, in exchange for cash proceeds of $0.2 million and nonrecourse promissory notes (the Notes) of $0.8 million. The Notes bore interest at 2.91% and were secured by the underlying shares of common stock that were issued until January 2020, when the Company forgave the Notes and associated interest related to the early exercise of stock options by the interim chief executive officer and chief operating officer. An aggregate of 406,894 shares that were previously not considered outstanding for accounting purposes due to being secured by the Notes became outstanding upon the forgiveness of the Notes in January 2020.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the ESPP) became effective on February 28, 2020. The ESPP authorizes the issuance of up to 434,000 shares of the Company’s common stock. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year, commencing on January 1, 2021 and continuing for ten years, in an amount equal to one percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year.

Under the ESPP, eligible employees can purchase the Company’s common stock through accumulated payroll deductions at such times as are established by the compensation committee. Eligible employees may purchase the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock on the first day of the offering period or on the last day of the offering period. Eligible employees may contribute up to 15% of their eligible compensation. Under the ESPP, a participant may not accrue rights to purchase more than $25,000 worth of the Company’s common stock for each calendar year in which such right is outstanding.

Effective March 3, 2020, employees who elected to participate in the ESPP commenced payroll withholdings that accumulate through November 15, 2020. In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock at 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $23,000 during the three months ended March 31, 2020 related to the ESPP.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

9. Related-Party Transactions

Penn Agreement

Penn is a stockholder of the Company. Research and development expenses with Penn during the three months ended March 31, 2020 and 2019 were $7.7 million and $2.9 million, respectively. The Company made $12.6 million in cash payments to Penn during the three months ended March 31, 2020, and had a prepaid research and development asset of $10.7 million and $5.7 million as of March 31, 2020 and December 31, 2019, respectively, in the accompanying balance sheets.

Consulting Agreement

James M. Wilson, M.D., Ph.D., an employee of Penn and a stockholder of the Company, serves as the Company’s chief scientific advisor pursuant to a consulting agreement. The Company recognized $31,000 of expense related to these services during the three months ended March 31, 2020, including $6,000 of share-based compensation expense.

10. Subsequent Events

Outside of the items disclosed in Note 6, there are no other subsequent events that warrant disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, dated February 28, 2020, or the Prospectus. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below.

Overview and Pipeline

We are a genetic medicines company focused on developing transformative therapies for rare, monogenic central nervous system, or CNS, disorders with limited or no approved treatment options. Our vision is to become the premier genetic medicines company by developing and ultimately commercializing therapies that dramatically and positively transform the lives of patients suffering from these life-threatening disorders. To achieve our vision, we have assembled a world-class team whose members have decades of collective experience in genetic medicines and rare disease drug development and commercialization. The field of genetic medicine is rapidly expanding and we believe we have a differentiated approach to developing treatments for rare, monogenic CNS disorders that enables us to select and advance product candidates with a higher probability of technical and regulatory success. We have a strategic research collaboration with the Trustees of the University of Pennsylvania’s, or Penn’s, Gene Therapy Program, or GTP, headed by Dr. James Wilson, a leader in the genetic medicines field. We leverage our close working relationship with the Orphan Disease Center, or the ODC, at Penn to develop historical and prospective external data for each disease for use in building comparable patient profiles of participants in interventional trials. Through these collaborations we have assembled a deep portfolio of genetic medicine product candidates all of which we retain global rights to, the details of which are outlined in the below table:

(1) Program includes ongoing natural history study of infantile and juvenile GM1 gangliosidosis patients.

PBGM01 for the Treatment of GM1

We are currently developing PBGM01 for the treatment of GM1 gangliosidosis, or GM1, which utilizes a proprietary, next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional GLB1 gene encoding lysosomal acid beta-galactosidase, or b-gal, for infantile GM1. Currently, there are no disease-modifying therapies approved for the treatment of GM1. We believe PBGM01 could provide patients with significantly improved outcomes. In preclinical models, we have observed meaningful transduction of both the CNS and critical peripheral organs for GM1 patients using our ICM method of administration in combination with our next-generation AAVhu68 capsid. ICM, or intra-cisterna magna injection, involves an injection at the craniocervical junction. We expect to submit an IND in the second quarter of 2020, initiate a Phase 1/2 trial in the fourth quarter of 2020 and anticipate initial 30-day safety and biomarker data to be available late in the first half of 2021. We are currently funding a GM1 natural history study being conducted by the ODC to collect prospective data on clinical disease progression in infantile and juvenile GM1. This data will be used to construct natural history patient profiles for use as matched case controls for comparison to the profiles of treated participants in our planned Phase 1/2 clinical trial. In April 2020, the U.S. Food and Drug Administration, or the FDA, granted Orphan Drug Designation to PBGM01. This designation represents an important recognition of the dire need for an effective treatment option for those suffering from GM1, while granting us financial incentives to support clinical development and the potential for up to seven years of market exclusivity in the U.S. upon regulatory approval.

PBFT02 for the Treatment of FTD-GRN

We are currently developing PBFT02 for the treatment of frontotemporal dementia, of FTD, which utilizes an AAV1 capsid to deliver to the brain a functional granulin, or GRN, gene encoding progranulin, for the treatment of FTD caused by a deficiency of progranulin, or FTD-GRN. Currently, there are no disease-modifying therapies approved for the treatment of FTD-GRN. We believe PBFT02 may provide patients with significantly improved outcomes. In a non-human primate, or NHP model, we observed superior transduction results of the CNS using our ICM method of administration and an AAV1 capsid compared to other AAV capsids. We expect to submit an IND in the second half of 2020 and initiate a Phase 1/2 trial in the first half of 2021 and anticipate clinical data to be available in the second half of 2021.

PBKR03 for the Treatment of Krabbe disease

We are currently developing PBKR03, which utilizes a proprietary, next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional GALC gene encoding the hydrolytic enzyme galactosylceramidase, for infantile Krabbe disease. Currently, there are no disease-modifying therapies approved for the treatment of Krabbe disease. We believe PBKR03 may provide patients with significantly improved outcomes. In preclinical models, we have observed meaningful transduction of both the CNS and critical peripheral organs for Krabbe patients using our ICM method of administration in combination with our next-generation AAVhu68 capsid. We expect to submit an IND in the second half of 2020 and initiate a Phase 1/2 trial in the first half of 2021 and anticipate clinical data to be available in the second half of 2021.

Discovery Programs

We also have three programs in the discovery or candidate selection stage: PBML04 for metachromatic leukodystrophy, or MLD, PBAL05 for amyotrophic lateral sclerosis, or ALS, and PBCM06 for Charcot-Marie-Tooth Type 2A, or CMT2A. We also have eleven options available to us to license programs for rare, monogenic CNS indications, along with rights and licenses to new gene therapy technologies developed by Penn.

Business Overview

We were incorporated in July 2017 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to acquiring and developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. Historically, we have funded our operations through the sale of convertible preferred stock and then, in the first quarter of 2020, we closed our IPO and received net proceeds of $227.5 million. Our net loss was $17.6 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $76.2 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We will need to raise substantial additional capital to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we plan to finance our operations through the sale of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to secure adequate additional funding, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates or delay our pursuit of potential in-licenses or acquisitions.

As of March 31, 2020, we had cash and cash equivalents of $366.8 million. We expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023.

COVID-19 Impact

We are continuing to proactively monitor and assess the current coronavirus disease 2019, or COVID-19, global pandemic. Since early March we have activated a management team taskforce to assess the potential impact on our business that may result from this rapidly evolving crisis and to avoid any unnecessary potential delays to our programs. At this time, our lead programs and research activities remain on track. The safety and well-being of employees, patients and partners is our highest priority.

Financial Operations Overview

License Agreement

University of Pennsylvania

In May 2020, we entered into an amended and restated research, collaboration and licensing agreement, or the Penn Expansion Agreement, with Penn, for research and development collaborations and exclusive license rights to patents for certain products and technologies, which supersedes the Original Penn Agreement (as defined below). Under the Penn Expansion Agreement, we will fund discovery research conducted by Penn for five years, beginning in May 2020, and will receive exclusive rights, subject to certain limitations, to technologies resulting from the discovery program for Passage Bio products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation improvements. Our funding commitment is $5.0 million a year for five years, with quarterly payments of $1.3 million. The Penn Expansion Agreement also increased the number of remaining options available to us to commence additional licensed programs for rare, monogenic CNS indications from six to eleven, and extended the option exercise window by three years. Accordingly, the window to exercise the eleven remaining options extends to May 2025. If we were to exercise any of these eleven options, we would owe Penn a non-refundable upfront fee of $1.0 million per product indication.

In September 2018, we entered into a sponsored research, collaboration and licensing agreement, or the Original Penn Agreement, with the Trustees of the University of Pennsylvania, or Penn, for preclinical research and development collaborations and exclusive license rights to patents for certain products and technologies. As part of the Original Penn Agreement, we agreed to fund certain preclinical development activities as described therein.

The Original Penn Agreement allows us to exercise options to obtain exclusive intellectual property rights for certain current and future products in specified indications for non-refundable upfront fees of $1.0 million per product indication. We have currently exercised options to license six product candidates from Penn.

The Original Penn Agreement requires that we make payments of up to $16.5 million per product candidate in aggregate upon the achievement of specific development milestone events by such licensed product for a first indication, reduced development milestone payments for the second and third indications and no development milestone payments for subsequent indications. In addition, on a product by product basis, we are obligated to make up to $55.0 million in sales milestone payments on each licensed product based on annual sales of the licensed product in excess of defined thresholds.

Upon successful commercialization of a product using the licensed technology, we are obligated to pay to Penn, on a licensed product-by-licensed product and country-by-country basis, tiered royalties (subject to customary reductions) in the mid-single digits on annual worldwide net sales of such licensed product. In addition, we are obligated to pay to Penn a percentage of sublicensing income, ranging from the mid-single digits to low double digits, for sublicenses under the Original Penn Agreement.

Collaboration and Manufacturing and Supply Agreements

Catalent

We have a collaboration agreement with Catalent Maryland, Inc. or Catalent (formerly Paragon Bioservices, Inc.), or the Catalent Collaboration Agreement. As part of the Catalent Collaboration Agreement, we paid Catalent an upfront fee for the commissioning, qualification, validation and equipping of a clean room suite. Subject to validation of the clean room suite, which is expected to occur by the end of 2020, we will pay an annual fee for five years for the use of the clean room suite.

In April 2020, we entered into a development services and clinical supply agreement, or the Manufacturing and Supply Agreement, with Catalent to secure clinical scale manufacturing capacity for batches of active pharmaceutical ingredients for our gene therapy product candidates. The Manufacturing and Supply Agreement provides for a term of five years which period may be extended once, at our option, for an additional five year-period. In consideration for the use of the clean room suite, we have agreed to a minimum amount of purchase commitments for each year in the term, subject to adjustments for inflation.

Components of Results of Operations

Research and Development and Acquired In-Process Research and Development

Research and development expenses consist primarily of costs incurred in connection with the discovery and development of our product candidates. These expenses include:

●	expenses incurred to conduct the necessary preclinical studies and clinical trials required to obtain regulatory approval, including payments to Penn for preclinical development;
●	costs incurred in obtaining technology licenses related to technology that has not reached technological feasibility and has no alternative future use;
●	personnel expenses, including salaries, benefits and share-based compensation expense for employees engaged in research and development functions;

●	costs of funding research performed by third parties, including pursuant to agreements with CROs, as well as investigative sites and consultants that conduct our preclinical studies and clinical trials;
●	expenses incurred under agreements with contract manufacturing organizations, or CMOs, including manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical study and clinical trial materials;
●	fees paid to consultants who assist with research and development activities;
●	expenses related to regulatory activities, including filing fees paid to regulatory agencies; and
●	allocated expenses for facility costs, including rent, utilities, depreciation and maintenance.

We track outsourced development costs and other external research and development costs to specific product candidates on a program-by-program basis, such as expenses incurred under our collaboration with Penn, fees paid to CROs, CMOs and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation, early research and other costs which are deployed across multiple projects under development.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we increase personnel costs, including share-based compensation, conduct our clinical trials, including later-stage clinical trials, for current and future product candidates and prepare regulatory filings for our product candidates.

Costs incurred in obtaining technology licenses are charged to research and development expense as acquired in-process research and development if the technology licensed has not reached technological feasibility and has no alternative future use.

General and Administrative Expenses

General and administrative expense consists primarily of personnel expenses, including salaries, benefits and share-based compensation expense, for employees and consultants in executive, finance, accounting, legal, and human resource functions. General and administrative expense also includes corporate facility costs, including rent, utilities, depreciation and maintenance, not otherwise included in research and development expense, as well as legal fees related to intellectual property and corporate matters and fees for accounting and consulting services.

We expect that our general and administrative expense will increase in the future to support our continued research and development activities, potential commercialization efforts and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with the requirements of The Nasdaq Stock Market, LLC and the SEC, insurance and investor relations costs. If any of our current or future product candidates obtains U.S. regulatory approval, we expect that we would incur significantly increased expenses associated with building a sales and marketing team.

Change in Fair Value of Future Tranche Right Liability

Our Series A-1 convertible preferred stock issued in September 2018 included a future tranche participation right permitting investors to purchase 22,209,301 shares of Series A-2 convertible preferred stock at a fixed purchase price of $2.15 per share through December 31, 2019. The future tranche right was recorded at fair value using a Black-Scholes option pricing model and was re-measured at each reporting period until the redemption feature was exercised in May 2019, at which time the then estimated fair value was reclassified to convertible preferred stock.

Interest Income

Interest income consists of interest earned on our cash equivalents, which consists of a commercial money market account. We expect our interest income to increase due to our investment of cash received from our IPO.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table sets forth our results of operations for the three months ended March 31, 2020 and 2019.

	Three months ended
	March 31,
(in thousands)	2020	2019	Change
Operating expenses:
Research and development	$13,117	$3,033	$10,084
General and administrative	4,795	1,154	3,641
Loss from operations	(17,912)	(4,187)	13,725
Change in fair value of future tranche right liability	—	(3,482)	3,482
Interest income	327	—	327
Net loss	$(17,585)	$(7,669)	$(9,916)

Research and Development Expenses

Research and development expenses increased by $10.1 million to $13.1 million for the three months ended March 31, 2020 from $3.0 million for the three months ended March 31, 2019. The increase was primarily due to an increase of $4.8 million in research and development costs incurred with Penn in preparation for several IND filings as well as an increase in other research costs of $2.9 million as we prepare for our clinical trials to begin in the second half of 2020 and early 2021. We also had a $2.3 million increase in personnel-related costs and a $0.2 million increase in facility and other costs due to increases in employee headcount in the research and development function.

We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs on a program-by-program basis. Research and development expenses are summarized by program in the table below:

	Three months ended
	March 31,
(in thousands)	2020	2019
GM1	$2,410	$541
FTD‑GRN	3,456	1,670
Krabbe	2,252	264
MLD	890	233
ALS	249	153
CMT2A	211	—
Internal costs, including personnel related	3,649	172
	$13,117	$3,033

General and Administrative Expenses

General and administrative expenses increased by $3.6 million to $4.8 million for the three months ended March 31, 2020 from $1.2 million for the three months ended March 31, 2019. The increase was primarily due to a $2.2 million increase in personnel-related and share-based compensation expense due to increases in employee headcount. Our professional fees and facility costs also increased by $0.6 million and $0.8 million, respectively, as we expanded our operations to support our research and development efforts.

Change in Fair Value of Future Tranche Right Liability

The change in fair value of our future tranche right liability related to our Series A-1 preferred stock was primarily due to the increase in the estimated fair value of our Series A-2 convertible preferred stock. The future tranche right liability was settled in May 2019.

Interest Income

We recognized interest income of $0.3 million during the three months ended March 31, 2020, primarily due to the investment of cash proceeds.

Liquidity and Capital Resources

Overview

From inception through December 31, 2019, we funded our operations through the sale of convertible preferred stock, receiving aggregate net proceeds of $222.1 million. Upon the completion of our IPO, we received net proceeds of $227.5 million. As of March 31, 2020, we had $366.8 million in cash and cash equivalents and had an accumulated deficit of $76.2 million. We expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023.

Funding Requirements

Our primary use of cash is to fund operating expenses, most significantly research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	the scope, timing, progress and results of discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
●	the costs of manufacturing our product candidates for clinical trials and in preparation for marketing approval and commercialization;
●	the extent to which we enter into collaborations or other arrangements with additional third parties in order to further develop our product candidates;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the costs and fees associated with the discovery, acquisition or in-license of additional product candidates or technologies;
●	our ability to establish additional collaborations on favorable terms, if at all;
●	the costs required to scale up our clinical, regulatory and manufacturing capabilities;

●	the costs of future commercialization activities, if any, including establishing sales, marketing, manufacturing and distribution capabilities, for any of our product candidates for which we receive marketing approval; and
●	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval.

We will need additional funds to meet operational needs and capital requirements for clinical trials, other research and development expenditures, and business development activities. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2020	2019
Cash used in operating activities	$(21,851)	$(214)
Cash used in investing activities	(99)	(884)
Cash provided by financing activities	229,904	20,157
Net increase in cash and cash equivalents	$207,954	$19,059

Net Cash Used in Operating Activities

During the three months ended March 31, 2020, we used $21.1 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $17.6 million and a $5.9 million net increase in our operating assets and liabilities. The primary use of cash was to fund our operations related to the development of our product candidates. Cash used in these activities was partially offset by noncash charges of $2.4 million related to share-based compensation, deprecation and changes in deferred rent.

During the three months ended March 31, 2019, we used $0.2 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $7.7 million. Cash used was partially offset by net decrease in our operating assets and liabilities of $3.3 million, noncash charges of $4.2 million, consisting of $3.5 million for the loss on the change in fair value of our future tranche right liability, $0.2 million in share-based compensation, and a $0.5 million change in our deferred rent balance.

Net Cash Used in Investing Activities

During the three months ended March 31, 2020 and 2019, we used $0.1 million and $0.9 million, respectively, for the purchase of property and equipment.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2020 and 2019, financing activities provided $229.9 million and $20.0 million, respectively, from the sale of our common stock and convertible preferred stock, respectively. During the three months ended March 31, 2019, we received $0.2 million from the exercise of stock options.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. We therefore believe that we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

During the three months ended March 31, 2020, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Prospectus.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.

We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earliest of (1) the last day of our first fiscal year (a) in which we have total annual gross revenues of at least $1.07 billion, or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period and (3) December 31, 2025.

Recent Accounting Pronouncements

See Note 2 to our interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2020, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of management, would have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks and uncertainties described below, together with the other information contained in this quarterly report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Financial Position and Need for Additional Capital

We are a preclinical stage biotechnology company with a history of operating losses, and we may not achieve or sustain profitability. We anticipate that we will continue to incur losses for the foreseeable future. Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are a preclinical stage genetic medicines company with a limited operating history on which to base your investment decision. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting preclinical research and development activities for our product candidates. All of our lead product candidates are still in the preclinical testing stage. We have no products in clinical development or approved for commercial sale and have not generated any revenue from commercial product sales, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. We have funded our operations to date through proceeds from sales of our convertible preferred stock, and the completion of our initial public offering, or IPO, and do not expect to receive revenue for many years, if ever.

We have incurred net losses since our inception in 2017. We incurred net losses of $17.6 million and $45.6 million for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $76.2 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

We expect that it will be several years, if ever, before we have a commercialized product. We anticipate that our expenses will increase substantially if, and as, we:

•	continue to advance the preclinical and clinical development of our existing product candidates and discovery stage programs;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	hire additional clinical, quality control, regulatory, manufacturing, scientific and administrative personnel;
•

expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	maintain, expand and protect our intellectual property portfolio; and
•	incur additional legal, accounting or other expenses in operating our business, including the additional costs associated with operating as a public company.

In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We expect to transition rapidly from a small start-up company with a focus on hiring employees, establishing key collaborations and financing to a more fully-integrated company that is capable of supporting clinical development, manufacturing and commercial activities. We may not be successful in such a transition.

We have never generated revenue from product sales and may never achieve or maintain profitability.

We have no products in clinical development or approved for commercial sale and have not generated any revenue from commercial product sales. To become and remain profitable, we must develop and eventually commercialize product candidates with significant market potential, which will require us to be successful in a range of challenging activities. These activities can include completing preclinical studies and initiating and completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products that are approved and satisfying any post marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

We will need to raise additional funding before we can expect to become profitable from any potential future sales of our products. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit, or terminate our product development efforts or other operations.

We will require substantial future capital in order to complete planned and future preclinical and clinical development for PBGM01, PBFT02, PBKR03 and any other product candidates, if any, and potentially commercialize these product candidates, if approved. We expect our spending levels to significantly increase in connection with our preclinical studies and planned clinical trials, if any, of our lead product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

Our operations have consumed significant amounts of cash since inception. As of March 31, 2020, our cash and cash equivalents were $366.8 million. We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•	the scope, timing, progress and results of discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
•	the costs of manufacturing our product candidates for clinical trials and in preparation for marketing approval and commercialization;
•	the extent to which we enter into collaborations or other arrangements with additional third parties in order to further develop our product candidates;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the costs and fees associated with the discovery, acquisition or in-license of additional product candidates or technologies;
•	our ability to establish collaborations on favorable terms, if at all;
•	the costs required to scale up our clinical, regulatory and manufacturing capabilities;
•

the costs of future commercialization activities, if any, including establishing sales, marketing, manufacturing and distribution capabilities, for any of our product candidates for which we receive marketing approval; and

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval.

Accordingly, we will need to continue to rely on additional financing to achieve our business objectives, which may not be available to us on acceptable terms, or at all. We may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis or on terms acceptable to us, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more product candidates or discovery stage programs or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize any product candidates, if approved.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or securities convertible into equity, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed or on terms acceptable to us, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Risks Related to Product Development and Regulatory Approval

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our preclinical development activities and planned clinical trials.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. As a result of the COVID-19 outbreak, or similar pandemics, we may experience disruptions that could severely impact our business, manufacturing, preclinical development activities, preclinical studies and planned clinical trials, including:

●	delays or disruptions in preclinical development activities, particularly at Penn, including non-clinical experiments and investigational new drug application-enabling good laboratory practice standard toxicology studies due to unforeseen circumstances in supply chain;
●	interruption or delays in the operations of the U.S. Food and Drug Administration and comparable foreign regulatory agencies, which may impact timelines for regulatory submission and review, trial initiation and regulatory approval;
●	interruption or delays in our CROs and collaborators meeting expected deadlines or complying with regulatory requirements related to preclinical development activities, preclinical studies and planned clinical trials;
●	interruptions of, or delays in receiving, supplies of our product candidates from our CMOs, particularly at Catalent, due to staffing shortages, productions slowdowns or stoppages and disruptions in delivery systems;
●	delays or difficulties in any planned clinical site initiation, including difficulties in obtaining IRB approvals, recruiting clinical site investigators and clinical site staff;
●	delays or difficulties in enrolling patients in clinical trials;
●	increased rates of patients withdrawing from any planned clinical trials following enrollment as a result of contracting COVID-19 or being forced to quarantine;
●	diversion of healthcare resources away from the conduct of our preclinical development activities, preclinical studies and planned clinical trials, including the diversion of hospitals serving as any potential clinical trial sites and hospital staff supporting the conduct of our planned clinical trials;
●	interruption of planned key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and planned clinical study endpoints;

●	limitations on employee or collaborator resources that would otherwise be focused on the conduct of our preclinical development activities, preclinical studies and planned clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions; and
●	reduced ability to engage with the medical and investor communities due to the cancellation of conferences scheduled throughout the year.

These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct preclinical development activities, preclinical studies and planned clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.

In addition, the trading prices for our common stock and other biopharmaceutical companies, as well as the broader equity and debt markets, have been highly volatile as a result of the COVID-19 pandemic and the resulting impact on economic activity. As a result, we may face difficulties raising capital when needed, and any such sales may be on unfavorable terms to us. Further, to the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted.

The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, manufacturing, preclinical development activities, preclinical studies and planned clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Such developments include the ultimate geographic spread of COVID-19, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

We are very early in our development efforts. Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them. If we are unable, or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts and all of our product candidates are still in preclinical development. Additionally, we have a portfolio of programs that are in earlier stages of preclinical development and may never advance to clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

Each of our programs and product candidates will require additional preclinical and/or clinical development, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, capacity and expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts before we generate any revenue from product sales. Our product candidates must be authorized for marketing by the U.S. Food and Drug Administration, or the FDA, or certain other ex-U.S. regulatory agencies before we may commercialize our product candidates.

The clinical and commercial success of our product candidates will depend on several factors, including the following:

•	timely and successful completion of preclinical studies, including toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, where applicable;
•	effective INDs or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;

•	successful enrollment and completion of clinical trials, including under the FDA’s current Good Clinical Practices, or cGCPs, and current Good Laboratory Practices, or cGLP;
•	positive results from our future clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile of our product candidates in the intended populations;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishment of arrangements with third-party manufacturers for clinical supply and, where applicable, commercial manufacturing capabilities;
•	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;
•	commercial launch of our product candidates, if approved, whether alone or in collaboration with others;
•	acceptance of the benefits and use of our product candidates, including method of administration, if and when approved, by patients, the medical community and third-party payors;
•	effective competition with other therapies;
•	establishment and maintenance of healthcare coverage and adequate reimbursement and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement;
•	establishment of a physician training system and network for administration of our product candidates by injection into the ICM;
•	enforcement and defense of intellectual property rights and claims; and
•	maintenance of a continued acceptable safety, tolerability and efficacy profile of our product candidates following approval.

If we do not succeed in one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. If we are unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

Preclinical and clinical development involve a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates.

All of our product candidates are in preclinical development and their risk of failure is high. We currently rely exclusively on GTP for our preclinical and IND-enabling studies. It is impossible to predict when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. We will rely on CROs for the clinical development of our lead candidates. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials or early cohorts of our clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials or later cohorts of our clinical trials. Early clinical trials and in particular initial cohorts of early clinical trials often enroll significantly fewer patients than later stage clinical trials or later cohorts of the same clinical trial and may not be as predictive as larger trials. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing.

Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of product candidates proceeding through clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support clinical development of our current or any of our future product candidates.

We or our collaborators may experience delays in initiating or completing clinical trials. We or our collaborators also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our lead product candidates or any future product candidates, including:

•

regulators or institutional review boards, or IRBs, the FDA or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•

we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	clinical trial sites deviating from trial protocol or dropping out of a trial;
•

clinical trials of any product candidates may fail to show safety or efficacy, produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;

•

the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

•

our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

•

we may elect to, or regulators, IRBs, or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our trials are being exposed to unacceptable health risks;

•	the cost of clinical trials of any of our product candidates may be greater than we anticipate;
•	the quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be inadequate to initiate or complete a given clinical trial;
•	our inability to manufacture sufficient quantities of our product candidates for use in clinical trials;
•	reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates;
•

our failure to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidate as well as data emerging from other molecules in the same class as our product candidate; and

•	the FDA or ex-U.S. regulatory agencies may require us to submit additional data such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the number and location of clinical sites we enroll, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the inability to obtain and maintain patient consents, the risk that enrolled participants will drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications being investigated by us. Furthermore, we expect to rely on our collaborators, CROs and clinical trial sites to ensure the proper and timely conduct of our future clinical trials, including the patient enrollment process, and we have limited influence over their performance. Additionally, we could encounter delays if treating physicians encounter unresolved ethical issues associated with enrolling patients in future clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA or other regulatory authorities, or if a clinical trial is recommended for suspension or termination by the Data Safety Monitoring Board for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Clinical studies may also be delayed or terminated as a result of ambiguous or negative interim results. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

Our product development costs will increase if we experience delays in clinical testing or marketing approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations. Any delays in our clinical development programs may harm our business, financial condition and results of operations significantly.

We have not tested any of our product candidates in clinical trials. Success in early preclinical studies or clinical trials may not be indicative of results obtained in later preclinical studies and clinical trials.

All of our product candidates are in the preclinical discovery stage. Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time of such testing may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. Delays associated with programs for which we are conducting preclinical testing and studies may cause us to incur additional operating expenses. Though gene therapy product candidates like ours have been evaluated by others in clinical trials, our product candidates have never been evaluated in human clinical trials, and we may experience unexpected or adverse results in the future. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Our initial clinical trials will begin with relatively small cohorts before expanding in size in subsequent cohorts. If safety issues arise in an early cohort, we may be delayed or prevented from subsequently expanding into larger trial cohorts. Earlier gene therapy clinical trials conducted by others also utilized adeno-associated viral, or AAV, vectors. However, these studies should not be relied upon as evidence that our planned clinical trials will succeed. Trial designs and results from previous trials are not necessarily predictive of our future clinical trial designs or results, and initial positive results we may observe may not be confirmed upon full analysis of the complete trial data. In addition, the positive results we have observed for our product candidates in preclinical animal models may not be predictive of our future clinical trials in humans. Our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development even if they successfully advance through initial clinical trials.

Interim “top-line” and preliminary data from our clinical trials that we or our partners announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may make public interim topline or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or topline data that were previously made public. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between interim or preliminary or topline data and final data could significantly harm our reputation and business prospects.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed.

From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory, manufacturing and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of preclinical studies and clinical trials and the submission of regulatory filings, including IND submissions. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are, and will be, based on a variety of assumptions. The actual timing of these milestones can vary significantly compared to our estimates, in some cases for reasons beyond our control. We may experience numerous unforeseen events during, or as a result of, any future clinical trials that we conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates.

Gene therapy is a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. Currently, only a limited number of gene therapy products have been approved in the United States and in foreign countries.

Our current product candidates are based on gene therapy technology and our future success depends on the successful development of this novel therapeutic approach. The regulatory requirements that govern any novel gene therapy product candidates we develop are not entirely clear and are subject to change. The clinical study requirements of the FDA and ex-U.S. regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied product candidates. Further, as we are developing novel treatments for diseases in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA or comparable foreign regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. To date, only a limited number of gene therapy products have been approved in the United States and foreign countries, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States or other jurisdictions. Further, approvals by an ex-U.S. regulatory agency may not be indicative of what the FDA may require for approval, or vice versa.

Our product candidates may cause undesirable and unforeseen side effects, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences.

While new AAV vectors have been developed to reduce side effects previously reported in third-party gene therapy treatments, gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material.

Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration which, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment. For example, in previous third-party clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a T-cell antibody response, whereby after the vector is within the target cells, the cellular immune response system triggers the removal of transduced cells by activated T-cells. Further, following administration of any AAV vector, patients are likely to develop neutralizing antibodies specific to the vector administered. Other preclinical studies have suggested that high dosages of AAV administration may result in toxicity due to degeneration of the dorsal root ganglia. Preliminary results of our NHP toxicology studies for our PBGM01 and PBFT02 product candidates have demonstrated trigeminal ganglia and dorsal root ganglia toxicity. Based on these results, and if our vectors demonstrate a similar effect in other programs, we may decide or be required to perform additional preclinical studies or to halt or delay further clinical development of our product candidates.

In addition to side effects caused by the product candidate, the administration process or related procedures also can cause adverse side effects. Each of our lead product candidates are expected to be administered by injection into the ICM. While this method of administration has been available for decades, its use for therapies is relatively new, no therapies are currently approved using ICM administration, and it may be perceived as having greater risk than more common methods of administration, such as intravenous injection. If any such adverse events occur, our clinical trials could be suspended or terminated. If we cannot demonstrate that any adverse events were not caused by the drug or administration process or related procedures, the FDA or ex-U.S. regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we are able to demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.

Additionally, if any of our product candidates receives marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategies, or REMS, to ensure that the benefits of the product outweigh its risks, which may include, among other things, a Medication Guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by our product candidate, several potentially significant negative consequences could result, including:

•	regulatory authorities may suspend or withdraw approvals of such product candidate;
•	regulatory authorities may require additional warnings on the label;
•	we may be required to change the way a product candidate is administered or conduct additional clinical trials;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these occurrences may harm our business, financial condition and prospects significantly.

Adverse public perception of genetic medicines may negatively impact regulatory approval of, and/or demand for, our potential products.

Regulatory approval of and/or demand for our potential products will depend in part on public acceptance of the use of genetic medicine for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that genetic medicines are unsafe, unethical or immoral, and consequently, our products may not gain the acceptance of the public or the medical community. Adverse public attitudes may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we may develop.

There have been several significant adverse side effects reported in genetic medicine treatments in the past. For example, in 1999, there was public backlash against gene therapy following the death of a clinical trial subject in a gene therapy clinical trial that utilized an adenovirus vector. It was later discovered that adenoviruses could generate an extreme immune system reaction that can be life-threatening. Dr. Wilson, our Chief Scientific Advisor, was a co-investigator of the 1999 trial while he was Director of the Institute for Human Gene Therapy of Penn. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy by us or our competitors, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception and potential regulatory delays in the clinical testing or approval of our product candidates.

As an organization, we have limited experience designing and no experience implementing clinical trials and we have never conducted pivotal clinical trials. Failure to adequately design a trial, or incorrect assumptions about the design of the trial, could adversely affect the ability to initiate the trial, enroll patients, complete the trial, or obtain regulatory approval on the basis of the trial results, as well as lead to increased or unexpected costs.

The design and implementation of clinical trials is a complex process. As an organization, we have limited experience designing and no experience implementing clinical trials, and we may not successfully or cost-effectively design and implement clinical trials that achieve our desired clinical endpoints efficiently, or at all. A clinical trial that is not well designed may delay or even prevent initiation of the trial, can lead to increased difficulty in enrolling patients, may make it more difficult to obtain regulatory approval for the product candidate on the basis of the study results, or, even if a product candidate is approved, could make it more difficult to commercialize the product successfully or obtain reimbursement from third-party payors. Additionally, a trial that is not well-designed could be inefficient or more expensive than it otherwise would have been, or we may incorrectly estimate the costs to implement the clinical trial, which could lead to a shortfall in funding.

The disorders we seek to treat have low prevalence and it may be difficult to identify patients with these disorders, which may lead to delays in enrollment for our trials or slower commercial revenue if approved.

Genetically defined disorders generally, and especially those for which our current product candidates are targeted, have low incidence and prevalence. For example, we estimate incidence of infantile GM1 is approximately 1.4 in 100,000 live births, that the incidence of Krabbe disease is approximately 2.6 in 100,000 births and that there are approximately 3,000 to 6,000 people in the United States with FTD-GRN. While certain states currently have mandatory newborn genetic screening for Krabbe disease, there is no mandatory screening for GM1. Without mandatory screening, it may be difficult for us to identify a sufficient number of eligible patients to conduct our clinical trials. These could be significant obstacles to the timely recruitment and enrollment of a sufficient number of eligible patients into our trials. Further, we expect to rely in part on our relationships with the Orphan Disease Center and other patient advocacy groups to assist in identifying eligible patients, and any deterioration of those relationships could impede our ability to successfully enroll patients. Patient enrollment may be affected by other factors including:

•	the severity of the disease under investigation;
•	design of the study protocol;
•	the eligibility criteria for the trial;
•	the perceived risks, benefits and convenience of administration of the product candidate being studied;
•	our efforts to facilitate timely enrollment in clinical trials;
•	the availability of other clinical trials being conducted for the same indication;

•	the patient referral practices of physicians; and
•	the proximity and availability of clinical trial sites to prospective patients.

Our inability to enroll a sufficient number of patients with these diseases for our planned clinical trials would result in significant delays and could require us to not initiate or abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

Additionally, our projections of both the number of people who have GM1, FTD, Krabbe disease and our other product candidates, as well as the people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates, including third party analyses commissioned by us. The total addressable market opportunity for our product candidates will ultimately depend upon, among other things, the final approved product labeling for each of our product candidates, if our product candidates are approved for sale in our target indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients globally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Our products may potentially be dosed on a one-time basis, which means that patients who enroll in our clinical trials may not be eligible to receive our products on a commercial basis if they are approved, leading to lower revenue potential.

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will receive regulatory approval to commercialize a product candidate and the approval may be for a more narrow indication than we seek.

Prior to commercialization, our product candidates must be approved by the FDA pursuant to a biologics license application, or BLA, in the United States and by similar regulatory authorities outside the United States. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. Our company does not have experience in submitting and supporting the applications necessary to gain marketing approvals. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate.

Approval of our product candidates may be delayed or refused for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials, including the lack of a placebo control;
•	the FDA may not agree that the efficacy endpoints used in our clinical trials are appropriate to establish clinical benefit in the intended populations;
•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidates are safe and effective for any of their proposed indications;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•	we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical programs or clinical trials;
•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

•	the facilities of the third-party manufacturers with which we contract may not be adequate to support approval of our product candidates; and
•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
•

Even if our product candidates meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process.

Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or REMS. These regulatory authorities may require precautions or contra-indications with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the product labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and materially and adversely affect our business, financial condition, results of operations and prospects.

The FDA and other ex-U.S. regulatory agencies have demonstrated caution in their regulation of gene therapy treatments. Ethical and legal concerns about gene therapy and genetic testing may result in additional regulations or restrictions on the development and commercialization of our product candidates, which may be difficult to predict.

The FDA and other ex-U.S. regulatory agencies at both the federal and state level in the United States, U.S. congressional committees, and foreign governments, have expressed interest in further regulating the biotechnology industry, including gene therapy and genetic testing. Any such further regulation may delay or prevent commercialization of some or all of our product candidates.

Regulatory requirements in the United States and abroad governing gene therapy products have changed frequently and may continue to change in the future. In addition to the FDA, the Institutional Biosafety Committee and IRB of each institution at which we conduct our planned clinical trials, would need to review the proposed clinical trial to assess the safety of the trial. Within the FDA, the Office of Cellular, Tissue and Gene Therapies, within the Center for Biologics Evaluation and Research, or CBER, consolidates the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee advises CBER on its review. Adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates.

These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop important activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad and will limit our ability to realize their full market potential.

In order to eventually market any of our product candidates in any particular foreign jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a jurisdiction-by-jurisdiction basis regarding safety and efficacy. Approval by the FDA in the United States, if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. The foreign regulatory approval process involves all of the risks associated with FDA approval. In addition, gene therapy products are considered genetically-modified organism, or GMO, products and are regulated as such in each country. Designation of the type of GMO product and subsequent handling and disposal requirements can vary across countries and is variable throughout the European Union. Addressing each specific country requirement and obtaining approval to commence a clinical trial in these countries could result in delays in starting, conducting, or completing a clinical trial. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets and expect to rely on third-party consultants. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be unrealized.

In addition, the United Kingdom’s exit from the European Union, or the EU, which is referred to as “Brexit,” continues to create political and economic uncertainty, particularly in the United Kingdom and the EU. Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, the withdrawal of the United Kingdom from the EU could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the EU.

We may not be successful in our efforts to build a pipeline of additional product candidates.

Our business model is centered on developing therapies for patients with rare, monogenic CNS disorders by establishing focused selection criteria to select, develop and advance product candidates that we believe will have a high probability of technical and regulatory success through development into commercialization. We may not be able to continue to identify and develop new product candidates in addition to the pipeline of product candidates that we have established through our collaboration with Penn’s GTP. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development. For example, they may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our approach, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

Risks Related to Our Reliance on Third Parties

We currently rely exclusively on our collaboration with Penn for our preclinical research and development programs, including for discovering, preclinically developing and conducting all IND-enabling studies for our lead product candidates and our near-term future pipeline. Failure or delay of Penn to fulfil all or part of its obligations to us under the agreement, a breakdown in collaboration between the parties or a complete or partial loss of this relationship would materially harm our business.

Our collaboration with Penn is critical to our business. We entered into a Research, Collaboration & License Agreement dated September 18, 2018, or the Penn Expansion Agreement, with Penn to discover and develop certain AAV vector based therapeutics, and the products developed under such collaboration currently represent all of our product pipeline and discovery programs. We recently entered into an amendment and restatement of the Penn License Agreement to expand the collaboration to include discovery research, or the Penn Expansion Agreement. We currently rely exclusively on Penn for all of our preclinical research and development capabilities, and in particular GTP under the direction of Dr. Wilson. Pursuant to the Penn Expansion Agreement, Penn is responsible for discovery, preclinical development activities, including all IND-enabling non-clinical studies and research grade manufacturing, and other collaborative activities set forth in the plan for the funded research. Either party has the right in certain circumstances to terminate the collaboration pursuant to the terms of the Penn Expansion Agreement. If Penn delays or fails to perform its obligations under the Penn Expansion Agreement, disagrees with our interpretation of the terms of the collaboration or our discovery plan or terminates our existing agreement, our pipeline of product candidates would be significantly adversely affected and our prospects will be materially harmed.

The term of the research funding portion of the Penn Expansion Agreement, under which we have the ability to acquire exclusive rights to additional gene therapy products for rare, monogenic CNS indications, expires in May 2025. In addition, the discovery program, under which we have rights to new technologies for our product candidates is currently also set to expire in May 2025. If we seek to extend our collaboration, we will need to negotiate a new or amended agreement, which may not be available to us on equally favorable terms, if at all. Penn has also entered into collaborations with third parties, including certain of our competitors, addressing targets and disease indications outside the scope of our collaboration. As a result, Penn may have competing interests with respect to their priorities and resources. We may have disagreements with Penn with respect to the interpretation of the Penn Expansion Agreement, use of resources or otherwise that could cause our relationship with Penn to deteriorate. As a result, Penn may reduce their focus on, and resources allocated to, our programs, potentially delaying or terminating our ability to advance product candidates through preclinical studies. Additionally, if Dr. Wilson were to leave Penn or to otherwise no longer be meaningfully involved with us, our preclinical research and development capabilities may be substantially reduced.

Further, under the Penn Expansion Agreement, Penn is primarily responsible for prosecuting and maintaining our licensed intellectual property, and it may fail to properly prosecute, maintain or defend such intellectual property. In such event, if we are unable to otherwise maintain or defend such intellectual property, we could face the potential invalidation of the intellectual property or be subjected to litigation or arbitration, any of which would be time-consuming and expensive. To enforce the licensed intellectual property rights under the Penn Expansion Agreement, we will need to coordinate with Penn, which could slow down or hamper our ability to enforce our licensed intellectual property rights. In such event, we could face increased competition that could materially and adversely affect our business.

We rely on third parties to conduct our preclinical studies, will rely on them to conduct clinical trials and rely on them to perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

Although we have recruited a team that has experience with clinical trials, as a company we have no experience in conducting clinical trials. Moreover, we currently rely exclusively on Penn for our discovery and preclinical research and will continue to rely upon medical institutions, clinical investigators, contract laboratories and other third parties, or our CROs, to conduct future clinical trials for our product candidates. We expect to rely heavily on these parties for execution of preclinical and future clinical trials for our product candidates and control only certain aspects of their activities. If these parties reduce the levels of efforts and resources to our product candidate activities, prioritize work with a competitor of ours or if a dispute were to arise between us and these parties, they may not meet our expected deadlines or provide us with sufficient materials for our regulatory filings. Nevertheless, we will be responsible for ensuring that each of our preclinical and clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our preclinical studies and clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

We, Penn and our CROs will be required to comply with regulations, including cGCPs for conducting, monitoring, recording and reporting the results of preclinical and clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any drugs in clinical development. The FDA enforces cGCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials will comply with cGCPs. In addition, our clinical trials must be conducted with product candidates produced in accordance with the requirements in cGMP regulations. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action.

Although we currently design and intend to continue designing our planned clinical trials for our product candidates, for the foreseeable future CROs will conduct all of our planned clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future preclinical studies and clinical trials will also result in less day-to-day control over the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any preclinical studies or clinical trials with which such CROs are associated with may be extended, delayed or terminated. In such cases, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates in the subject indication could be harmed, our costs could increase and our ability to generate revenue could be delayed.

We expect to rely on third parties to conduct our clinical trials. If those third parties do not perform as contractually required, fail to satisfy legal or regulatory requirements, miss expected deadlines or terminate the relationship, our development program could be delayed with potentially material and adverse effects on our business, financial condition, results of operations and prospects.

We expect to rely on third-party clinical investigators, CROs, clinical data management organizations and consultants to assist or provide the design, conduct, supervision and monitoring of clinical trials of our product candidates. Because we intend to rely on these third parties and will not have the ability to conduct all clinical trials independently, we will have less control over the timing, quality and other aspects of clinical trials than we would have had we conducted them on our own. These investigators, CROs and consultants will not be our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our clinical trials, resulting in the clinical trials being delayed or unsuccessful.

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we will be responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial as well as applicable legal and regulatory requirements. The FDA generally requires preclinical studies to be conducted in accordance with good laboratory practices and clinical trials to be conducted in accordance with good clinical practices, including for designing, conducting, recording and reporting the results of preclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control will not relieve us of these responsibilities and requirements. Any adverse development or delay in our preclinical studies or clinical trials as a result of our reliance on third parties could have a material and adverse effect on our business, financial condition, results of operations and prospects.

If any of our relationships with these third-party CROs or others terminate, we may not be able to enter into alternative arrangements or to do so on commercially reasonable terms. Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays may occur, which can materially adversely impact our ability to meet our desired clinical development timelines.

We may in the future enter into collaborations with other third parties for the discovery, development and commercialization of our product candidates. If any of our current or future collaborators cease development efforts under our collaboration agreements, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products and we may never receive milestone payments or future royalties under these agreements.

We may in the future enter into third-party collaborations for research, development and commercialization of other therapeutic technologies or product candidates. Biotechnology companies are our likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements.

With any future collaboration agreements, we expect to have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Moreover, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Our potential future collaborations involving our product candidates may pose the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•

collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on preclinical studies or clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
•

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to litigation or potential liability;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation, indemnification obligations and potential liability;
•

disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources; collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates;

•

if a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated; and

•	collaboration agreements may restrict our right to independently pursue new product candidates.

As a result of the foregoing, any future collaboration agreements may not lead to development or commercialization of our product candidates in the most efficient manner or at all. If a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated. Any failure to successfully develop or commercialize our product candidates pursuant to our current or any future collaboration agreements could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Moreover, to the extent that any of our existing or future collaborators were to terminate a collaboration agreement, we may be forced to independently develop our product candidates and discovery programs, including funding preclinical studies or clinical trials, assuming marketing and distribution costs and maintaining and defending intellectual property rights, or, in certain instances, abandon product candidates altogether, any of which could result in a change to our business plan and have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be successful in finding additional collaborators for continuing development of certain of our product candidates or successfully commercializing or competing in the market for certain indications.

We may decide to pursue collaborations with additional pharmaceutical and biotechnology companies for the development and potential commercialization of some of our product candidates. We face significant competition in seeking appropriate collaborators. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the collaborator terminates the collaboration. In addition, a significant number of recent business combinations among large pharmaceutical companies has resulted in a reduced number of potential future collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

We may have conflicts with our collaborators that could delay or prevent the development or commercialization of our product candidates.

We may have conflicts with our collaborators, including Penn, such as conflicts concerning the interpretation of preclinical or clinical data, the achievement of milestones, the interpretation of contractual obligations, payments for services, development obligations or the ownership of intellectual property developed during our collaboration. If any conflicts arise with any of our collaborators, including Penn, such collaborator may act in a manner that is adverse to our best interests. Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating revenues: unwillingness on the part of a collaborator to pay us milestone payments or royalties we believe are due to us under a collaboration, which could require us to raise additional capital; uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations; unwillingness by the collaborator to cooperate in the development or manufacture of the product, including providing us with product data or materials; unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities; initiating of litigation or alternative dispute resolution options by either party to resolve the dispute; or attempts by either

We may in the future seek to engage in strategic transactions to acquire or in-license new products, product candidates or technologies. If we are unable to successfully complete, or realize the benefits from, such transactions it may adversely affect our ability to develop and commercialize product candidates, impact our cash position, increase our expenses and present significant distractions to our management.

From time to time, we may consider strategic transactions, such as additional collaborations, acquisitions of companies, asset purchases, joint ventures and in-licensing of new products, product candidates or technologies that we believe will complement or augment our existing business. If we acquire assets with promising markets or technologies, we may not be able to realize the benefit of acquiring such assets if we are not able to successfully integrate them with our existing technologies. We may encounter numerous difficulties in developing, testing, manufacturing and marketing any new products resulting from a strategic acquisition that delay or prevent us from realizing their expected benefits or enhancing our business.

We cannot assure you that following any such strategic transaction, we will achieve the expected synergies to justify the transaction. For example, such transactions may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the transaction or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business.

Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and would have a material and adverse effect on our business, financial condition, results of operations and prospects. Conversely, any failure to enter any strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.

Risks Related to Manufacturing

Gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in our development or commercialization programs or otherwise harm our business.

We currently rely on third parties to develop, manufacture and test clinical supplies of our product candidates. For our initial clinical trials, we will rely on the manufacturing facility of Catalent Maryland (formerly Paragon Bioscience), or Catalent, for supply of our product candidates, and on Penn to manage the transfer of technology to Catalent that is necessary for production. We expect to establish our own manufacturing facility for long-term commercial market supply. However, we have limited experience as a company in developing manufacturing facilities. We may face delays in constructing our facilities and transferring technology to our facilities or have difficulty hiring experts to staff and operate our own manufacturing facility and, accordingly, our production capacity could be limited. The manufacturing processes used to produce our product candidates are complex, novel and have not been validated for commercial use. Many factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers.

Our product candidates require processing steps that are more complex than those required for most small molecule drugs. Moreover, unlike small molecules, the physical and chemical properties of a biologic such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product is consistent from lot-to-lot or will perform in the intended manner. Accordingly, we employ multiple steps to control the manufacturing process to assure that the process works consistently and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, low lot yields, product recalls, product liability claims or insufficient inventory. As a result, we may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet the FDA or other applicable standards or specifications with consistent and acceptable production yields and costs.

In addition, the FDA and ex-U.S. regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA or ex-U.S. regulatory authorities may require that we not distribute a lot until the agency authorizes its release.

Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures, low lot yields or product recalls. Lot failures, low lot yields or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.

We, or our third-party collaborators, also may encounter problems hiring and retaining the experienced scientific, quality-control and manufacturing personnel needed to operate our manufacturing processes, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements.

Any problems in our, or our third-party collaborators’, manufacturing process or facilities could result in delays in our planned clinical trials and increased costs, and could make us a less attractive collaborator for potential partners, including larger biotechnology companies and academic research institutions, which could limit our access to additional attractive development programs. It could also require us to find alternative manufacturing processes, which may be unavailable to us on attractive terms, or at all. Problems in our manufacturing process could restrict our ability to meet potential future market demand for our products.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

We currently rely and expect to continue to rely on third-party manufacturers to produce clinical supply of our product candidates, and we have not entered into binding agreements with any such manufacturers to support commercialization. The competition for gene therapy contract development, manufacturing and testing services is intense. Additionally, these manufacturers do not have experience producing our product candidates at commercial levels and may not achieve the necessary regulatory approvals or produce our product candidates at the quality, quantities, locations and timing needed to support commercialization.

We do not currently plan to independently manufacture most of the material for our planned clinical programs. We currently rely, and expect to continue to rely, on third parties for the production of our preclinical study and planned clinical trial materials and, therefore, we can control only certain aspects of their activities. The competition for gene therapy contract development, manufacturing and testing is intense. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves, including but not limited to potential competition from other genetic biotechnology companies for the use of such third-party manufacturers.

While we have secured an agreement with Catalent to manufacture clinical supply of our product candidates, we have not yet secured manufacturing capabilities for commercial quantities of our product candidates. Although we intend to establish our own manufacturing facility for long-term commercial market supply, we may need to rely on third-party manufacturers for commercialization of our product candidates if regulatory approval is achieved. To date, while we have a collaboration agreement with Catalent for a dedicated clean room suite, we have only entered into agreements with such manufacturer to support our clinical studies. We may be unable to negotiate binding agreements with the manufacturers to support our potential commercialization activities at commercially reasonable terms.

Before any of our third-party manufacturers and suppliers can begin to commercially manufacture our product candidates, they must demonstrate to regulatory authorities that the planned chemistry, manufacturing and controls for our gene therapy product candidates meet certain requirements. Manufacturing of product candidates for clinical and commercial purposes must comply with the cGMP and applicable ex-U.S. regulatory requirements. The cGMP requirements govern quality control and documentation policies and procedures. Complying with cGMP and ex-U.S. regulatory requirements will require that we expend time, money and effort in production, recordkeeping and quality control to assure that our product candidates meet applicable specifications and other requirements. Our third-party manufacturers’ also must demonstrate to the FDA that they can make the product candidate in accordance with the cGMP requirements as part of a pre-approval inspection prior to FDA approval of the product candidate. Failure to pass a pre-approval inspection might significantly delay FDA approval of our product candidates. If any of our third-party manufacturers fail to comply with these requirements, we would be subject to possible regulatory action, which could limit the jurisdictions in which we are permitted to sell our products. As a result, our business, financial condition and results of operations may be materially harmed.

In addition, our third-party manufacturers may fail to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

Even if our third-party manufacturers comply with applicable regulatory requirements, we cannot assure you that they will be able to successfully manufacture additional product candidates at a larger scale in a timely or economical manner, or at all. If they are unable to successfully increase our manufacturing scale or capacity, the development, testing, and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

Our third-party manufacturers and suppliers use biological materials and may use hazardous materials, and any claims relating to improper handling, storage or disposal of these materials could be time consuming or costly.

Our third-party manufacturers and suppliers may use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety or the environment. The operations of our third-party manufacturers and suppliers also produce hazardous waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our product development efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

Any contamination in our third parties’ manufacturing process, shortages of raw materials, labor or reagents or failure of any of our key suppliers to deliver necessary components of our platform could result in delays in our clinical development or marketing schedules.

Given the nature of biologics manufacturing, there is a risk of contamination. Any contamination could materially adversely affect our or our third-party vendor’s ability to produce our gene therapies on schedule and could therefore harm our results of operations and cause reputational damage.

The raw materials required in our third-party vendors manufacturing processes are derived from biological sources. We cannot assure you that our third-party vendors have, or will be able to obtain on commercially reasonable terms, or at all, sufficient rights to these materials derived from biological sources. Such raw materials are difficult to procure and may also be subject to contamination or recall. A material shortage, contamination, recall, or restriction on the use of biologically derived substances in the manufacture of our product candidates could adversely impact or disrupt the clinical and commercial manufacturing of our product candidates, which could materially and adversely affect our operating results and development timelines.

We rely on third-party suppliers for the supply and manufacture of certain components of our technology. Should our ability to procure these material components from our suppliers be compromised, our ability to continuously operate would be impaired until an alternative supplier is sourced, qualified and tested, which could limit our ability to produce a clinical and commercial supply of our product candidates and harm our business.

We depend on third-party suppliers for materials used in the manufacture of our product candidates, and the loss of these third-party suppliers or their inability to supply us with adequate materials could harm our business.

We rely on third-party suppliers for certain materials and components required for the production of our product candidates. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of materials involve several risks, including limited control over pricing, availability, and quality and delivery schedules. There is substantial demand and limited supply for certain of the raw materials used to manufacture gene therapy products. As a small company, our negotiation leverage is limited and we are likely to get lower priority than our competitors that are larger than we are. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.

Risks Related to Commercialization

We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies or technologies that are more advanced or effective than ours, which may harm our business and financial condition, and our ability to successfully market or commercialize our product candidates.

The biotechnology and pharmaceutical industries, including the genetic medicines field, are characterized by rapidly changing technologies, competition and a strong emphasis on intellectual property. We are aware of several companies focused on developing gene therapies in various indications as well as several companies addressing methods for modifying genes and regulating gene expression. We may also face competition from large and specialty pharmaceutical and biotechnology companies, academic research institutions, government agencies and public and private research institutions.

For the treatment of GM1, there are no approved disease-modifying therapies. We consider our most direct competitors with respect to PBGM01 for the treatment of GM1 to be Axovant Gene Therapies, Ltd., which began its clinical trial for a gene therapy treatment for juvenile GM1 in May 2019, and Lysogene, S.A., which is expected to submit an IND in the first half of 2020 for a gene therapy treatment for GM1.

For the treatment of FTD, there are no approved disease-modifying therapies. We consider our most direct competitors with respect to PBFT02 for the treatment of FTD-GRN to be Alector, Inc., which is conducting a Phase 2 clinical trial immune-neurology treatment for FTD-GRN and Prevail Therapeutics Inc., which is expected to initiate soon a clinical trial for a gene therapy treatment for FTD-GRN. Alkermes plc and Arkuda Therapeutics, Inc. are conducting preclinical research into small molecule approaches targeting specific histone deacetylase treat FTD-GRN patients. We are also aware of other therapeutic approaches in preclinical development that may target FTD-GRN patients.

For the treatment of Krabbe disease, there are no approved disease-modifying therapies. We are not aware of any companies with clinical stage gene therapy product candidates for the treatment of Krabbe disease. We are aware of an ongoing disease progression study being conducted by the Children’s Hospital of Pittsburgh and certain academic studies. There is some evidence that human stem cell transplant is beneficial for pre-symptomatic infants with Krabbe disease.

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical, and other resources than we do, such as larger research and development, clinical, marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any product candidates that we may develop. Competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market, if ever. Additionally, new or advanced technologies developed by our competitors may render our current or future product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

The commercial success of any of our product candidates will depend upon its degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

Ethical, social and legal concerns about gene therapy could result in additional regulations restricting or prohibiting our products. Even with the requisite approvals from the FDA in the United States and other regulatory authorities internationally, the commercial success of our product candidates will depend, in part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and our product candidates in particular, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of gene therapy products and, in particular, our product candidates, if approved for commercial sale, will depend on several factors, including:

•	the efficacy, durability and safety of such product candidates as demonstrated in clinical trials;
•	the potential and perceived advantages of product candidates over alternative treatments;
•	the cost of treatment relative to alternative treatments;
•	the clinical indications for which the product candidate is approved by the FDA or ex-U.S. regulatory authorities;
•	the willingness of physicians to prescribe new therapies and use ICM administration;
•	our ability to successfully train neurosurgeons and interventional radiologists in ICM administration of our product candidates;
•	the willingness of the target patient population to try new therapies;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA or ex-U.S. regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
•	relative convenience and ease of administration;
•	the strength of marketing and distribution support;
•	the timing of market introduction of competitive products;
•	publicity concerning our products or competing products and treatments; and

•	sufficient third-party payor coverage and adequate reimbursement and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement.

Even if a potential product displays a favorable efficacy and safety profile in preclinical studies and clinical trials, market acceptance of the product will not be fully known until after it is launched.

If in the future we are unable to establish U.S. or global sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if they are approved and we may not be able to generate any revenue.

We currently do not have a marketing or sales team for the marketing, sales and distribution of any of our product candidates that may receive regulatory approval. In order to commercialize any product candidates after approval, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates receive regulatory approval, we may decide to establish an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time-consuming and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of any of our product candidates that we obtain approval to market.

With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements when needed on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. The development of our three lead product candidates and three ongoing discovery programs require significant resources. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Risks Related to Intellectual Property

If we are unable to obtain and maintain patent protection or other necessary rights for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or our rights under licensed patents is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our current product candidates and future products, as well as our core technologies, including our manufacturing know-how. We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to the development of our business by seeking, maintaining and defending our intellectual property, whether developed internally or licensed from third parties. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of gene therapy. Additionally, we intend to rely on regulatory protection afforded through rare drug designations, data exclusivity and market exclusivity as well as patent term extensions, where available.

Currently, our intellectual property protection consists solely of patent applications that we have in-licensed from Penn under the Penn Expansion Agreement. The in-licensed patent applications are directed to certain new AAV capsids, to recombinant AAV viruses, or rAAV, capable of delivering certain genes into human cells to treat monogenic disorders of the CNS, to methods of treating those monogenic diseases with rAAV, as well as to certain aspects of our manufacturing capabilities and related technologies.

We also have options under the Penn Expansion Agreement to add additional intellectual property to our existing license. To date, we have exercised the option with respect to Charcot-Marie Tooth disease. At present, there are no patent families directed to this newly licensed indication.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our licensed patent applications will mature into issued patents, and cannot provide any assurances that any such patents, if issued, will include claims with a scope sufficient to protect our current and future product candidates or otherwise provide any competitive advantage. Additionally, patents can be enforced only in those jurisdictions in which the patent has issued. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after its first nonprovisional U.S. filing. The natural expiration of a patent outside of the United States varies in accordance with provisions of applicable local law, but is generally 20 years from the earliest local filing date. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

Moreover, our exclusive license is subject to field restrictions and retained rights, which may adversely impact our competitive position. Our licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar to our product candidates, including biosimilar versions of such products. In addition, the patent portfolio licensed to us is, or may be, licensed to third parties outside our licensed field, and such third parties may have certain enforcement rights. Thus, patents licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against another licensee or in administrative proceedings brought by or against another licensee in response to such litigation or for other reasons.

Other parties have developed technologies that may be related or competitive to our own and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and in other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether the inventors of our licensed patents and applications were the first to make the inventions claimed in those patents or pending patent applications, or that they were the first to file for patent protection of such inventions. Further, we cannot assure you that all of the potentially relevant prior art relating to our licensed patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application. As a result, the issuance, scope, validity and commercial value of our patent rights cannot be predicted with any certainty. Further, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

In addition, the patent prosecution process is expensive and time-consuming, and we or our licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, the scope of the claims initially submitted for examination may be significantly narrowed by the time they issue, if at all. It is also possible that we or our licensors will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We cannot provide any assurances that we will be able to pursue or obtain additional patent protection based on our research and development efforts, or that any such patents or other intellectual property we generate will provide any competitive advantage. Moreover, we do not have the right to control the preparation, filing and prosecution of patent applications, or to control the maintenance of the patents, covering technology that we license from third parties. Therefore, these patents and applications may not be filed, prosecuted or maintained in a manner consistent with the best interests of our business.

Even if we acquire patent protection that we expect should enable us to maintain competitive advantage, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Third parties, including competitors, may challenge the inventorship, scope, validity, or enforceability thereof, which may result in such patents being narrowed, invalidated or held unenforceable. If issued, our licensed patents may be challenged in patent offices in the United States and abroad, or in court. For example, we may be subject to a third-party submission of prior art to the U.S. Patent and Trademark Office, or USPTO, challenging the validity of one or more claims of our licensed patents, once issued. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our pending licensed patent applications. We may become involved in opposition, reexamination, inter partes review, post-grant review, derivation, interference, or similar proceedings in the United States or abroad challenging the claims of patents that we have licensed, once issued. Furthermore, patents that we have licensed may be challenged in court, once issued. Competitors may claim that they invented the inventions claimed in such patents or patent applications prior to the inventors of our licensed patents, or may have filed patent applications before the inventors of our licensed patents did. A competitor may also claim that we are infringing its patents and that we therefore cannot practice our technology as claimed under our licensed patent applications and patents, if issued. As a result, one or more claims of our licensed patents may be narrowed or invalidated. In litigation, a competitor could claim that our patents, if issued, are not valid for a number of reasons. If a court agrees, we would lose our rights to those challenged patents.

Even if they are unchallenged, our licensed patents and pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our licensed patents by developing similar or alternative technologies or therapeutics in a non-infringing manner. For example, even if we have a valid and enforceable patent, we may not be able to exclude others from practicing our invention if the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. Moreover, a third party may develop a competitive product that provides benefits similar to one or more of our product candidates but that uses a vector or an expression construct that falls outside the scope of our patent protection or license rights. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidates could be negatively affected, which would harm our business.

Although currently all of our patent applications are in-licensed, similar risks would apply to any patents or patent applications that we may own or in-license in the future.

In addition to patent protection, if any of our product candidates are approved by the FDA as a biological product under a BLA in the United States, we believe the product would qualify for a 12-year period of exclusivity. Other regulatory exclusivities may be available, such as Orphan Drug exclusivity, with analogous data, marketing, and orphan exclusivities in various foreign countries. However, the scope of such regulatory exclusivities is subject to change, and may not provide us with adequate and continuing protection sufficient to exclude others from commercializing products similar to our product candidates.

All of our current product candidates and discovery programs are licensed from or based upon licenses from a third party and are field limited to certain indications. If this license agreement is terminated or interpreted to narrow our rights, our ability to advance our current product candidates or develop new product candidates based on these technologies will be materially adversely affected.

We now depend on Penn, and will continue to depend on Penn and on licenses and sublicenses from other third parties, as well as potentially on other strategic relationships with third parties, for the research, development, manufacturing and commercialization of our current product candidates. If any of our licenses or relationships or any in-licenses on which our licenses are based are terminated or breached, we may:

•	lose our rights to develop and market our current product candidates;
•	lose patent or trade secret protection for our current product candidates;
•	experience significant delays in the development or commercialization of our current product candidates;
•	not be able to obtain any other licenses on acceptable terms, if at all; or
•	incur liability for damages.

Additionally, even if not terminated or breached, our intellectual property licenses or sublicenses may be subject to disagreements over contract interpretation which could narrow the scope of our rights to the relevant intellectual property or technology or increase our financial or other obligations.

If we experience any of the foregoing, it could have a materially adverse effect on our business and could force us to cease operations which could cause you to lose all of your investment.

If we breach our license agreements it could have a material adverse effect on our commercialization efforts for our product candidates.

If we breach any of the agreements under which we license the use, development and commercialization rights to our product candidates or technology from third parties, we could lose license rights that are important to our business. Our current lead product candidates and pipeline are and our anticipated near term pipeline will be, licensed from Penn.

Under the Penn Expansion Agreement, we are subject to various obligations, including diligence obligations such as development and commercialization obligations, as well as potential royalty payments and other obligations. If we fail to comply with any of these obligations or otherwise breach our license agreements, our licensors may have the right to terminate the applicable license in whole or in part. Generally, the loss of any one of our current licenses, or any other license we may acquire in the future, could harm our business, prospects, financial condition and results of operations.

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	our right to sublicense patent and other intellectual property rights to third parties under collaborative development relationships;
•

our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations;

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•	whether and the extent to which inventors are able to contest the assignment of their rights to our licensors.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms or at all, we may be unable to successfully develop and commercialize the affected product candidates. In addition, if disputes arise as to ownership of licensed intellectual property, our ability to pursue or enforce the licensed patent rights may be jeopardized. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize our products could suffer.

Our strategy of obtaining rights to key technologies through in-licenses may not be successful.

We seek to expand our product candidate pipeline in part by in-licensing the rights to key technologies. The future growth of our business will depend in part on our ability to in-license or otherwise acquire the rights to additional product candidates or technologies. We cannot assure you that we will be able to in-license or acquire the rights to any product candidates or technologies from third parties on acceptable terms or at all.

The in-licensing and acquisition of these technologies is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire product candidates or technologies that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to license rights to us. Furthermore, we may be unable to identify suitable product candidates or technologies within our area of focus. If we are unable to successfully obtain rights to suitable product candidates or technologies, our business, financial condition and prospects could suffer.

Third parties may initiate legal proceedings alleging claims of intellectual property infringement, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and future products and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and frequent litigation regarding patents and other intellectual property rights. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates, future products and technology. Our competitors or other third parties may assert infringement or misappropriation claims against us, alleging that our therapeutics, manufacturing methods, formulations or administration methods are covered by their patents. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing product candidates. For example, in connection with our formation, we were indirectly informed of claims that third parties may potentially raise against us or our collaborators regarding our AAVhu68 capsid. We believe that we would have valid defenses to these and any other such claims; however, if any such claims were ultimately successful, we might require a license to continue to use and sell any product candidates using such AAV vector. Such licenses may not be available on commercially reasonable terms, or at all.

On February 18, 2020, we received a letter from Regenxbio Inc., or Regenx, which stated its view that the use of our AAVhu68 capsid infringes patent claims to which Regenx has an exclusive license and which expire in 2024. Regenx also stated that it has exclusive licenses to various pending patent applications regarding the use of AAV vectors administered via ICM, and that these applications may lead to issued claims that Regenx believes may, if issued, cover our planned method of administration for our lead product candidates. We believe we have valid defenses to the issued claims set forth by Regenx relating to AAVhu68. Further, the prosecution of pending patent applications is highly uncertain, and it is unclear whether any patents will issue from these pending Regenx patent applications at all, much less with claims that are relevant to the administration of our product candidates. Regenx also asked for information regarding our relationship with Dr. Wilson while he was serving as an advisor to Regenx. Regenx’s letter also offers to discuss licensing the applicable patent portfolios from them. In April 2020, the Company responded to Regenx indicating that it does not believe it requires a license to any of the specified Regenx patents or patent applications at this time, and that it found that Dr. Wilson’s relationship with the Company was consistent with his obligations to Regenx. The Company will continue to monitor the situation and, if necessary, take appropriate actions, which may include responding to further correspondence from Regenx, and engaging in discussions with Regenx regarding their claims. If any such patents were enforceable and such claims were ultimately successful, we might require a license to continue to use and sell any product candidates using such AAV vector.

Further, we do not know which processes we will use for commercial manufacture of our future products, or which technologies owned or controlled by third parties may prove important or essential to those processes. Given the vast number of patents in our field of technology, we cannot be certain or guarantee that we do not or will not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies have filed, and continue to file, patent applications related to gene therapy and orphan diseases. Some of these patent applications have already been allowed or issued and others may issue in the future. Since this area is competitive and of strong interest to pharmaceutical and biotechnology companies, there will likely be additional patent applications filed and additional patents granted in the future, as well as additional research and development programs expected in the future. Furthermore, because patent applications can take many years to issue, may be confidential for 18 months or more after filing and can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use, sale or importation of our product candidates or future products. If a patent holder believes the manufacture, use, sale, offer for sale or importation of one of our product candidates or future products infringes its patent, the patent holder may sue us even if we have licensed other patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our licensed patent portfolio may therefore have no deterrent effect.

It is also possible that we have failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our product candidates and technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale, importation or use of a current or future product candidate, or we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our future products or the manufacture or use of our future products.

Third parties may assert infringement claims against us based on existing intellectual property rights and intellectual property rights that may be granted in the future. If we were to challenge the validity of an issued U.S. patent in court, such as an issued U.S. patent of potential relevance to some of our product candidates or future products or manufacture or methods of use, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on questions of infringement or validity.

Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. If we are found, or believe there is a risk we may be found, to infringe a third party’s intellectual property rights, we could be required or may choose to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any such license on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Without such a license, we could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our future products or force us to cease some of our business operations, which could materially harm our business. Alternatively, we may need to redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. If we lose a foreign patent lawsuit alleging our infringement of a competitor’s patents, we could be prevented from marketing our therapeutics in one or more foreign countries and/or be required to pay monetary damages for infringement or royalties in order to continue marketing. Claims that we have misappropriated the confidential information, trade secrets or other intellectual property of third parties could have a similar negative impact on our business. Any of these outcomes would have a materially adverse effect on our business.

Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court, or redesign our future products or processes. Patent litigation is costly and time-consuming, and some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. We may not have sufficient resources to bring these actions to a successful conclusion. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts, adversely affect our ability to raise additional funds, and could limit our ability to continue our operations.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.

In addition to the protection afforded by patents, we rely upon unpatented trade secret protection, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our contractors, collaborators, scientific advisors, employees and consultants and invention assignment agreements with our consultants and employees. We may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements, however, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures is difficult and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the contractors, collaborators, scientific advisors, employees and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation. As a result, we could lose our trade secrets. Enforcing a claim that a third party illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing or unwilling to protect trade secrets.

Our trade secrets could otherwise become known or be independently discovered by our competitors. Competitors could purchase our product candidates and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If our trade secrets are not adequately protected or sufficient to provide an advantage over our competitors, our competitive position could be adversely affected, as could our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating our trade secrets.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in premature abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our product candidates, we may not be able to stop a competitor from marketing drugs that are the same as or similar to our product candidates, which would have a material adverse effect on our business.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. The requirements for patentability may differ in certain countries, particularly in developing countries. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Further, licensing partners may not prosecute patents in certain jurisdictions in which we may obtain commercial rights, thereby precluding the possibility of later obtaining patent protection in these countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Our in-licensed patent family drawn to AAVhu68 capsids is pending in major pharmaceutical markets including the United States, Canada, Europe, Japan, Korea, and China, as well as in 19 other jurisdictions; we will not be able to enforce the patent in any jurisdictions in which the application has not been filed. The four additional licensed patent families can still be filed in all jurisdictions; however, filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and we or our licensor may be unable to predict and may fail to seek patent protection in jurisdictions in which protection may ultimately be desired.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings.

Changes in patent law in the United States and in non-U.S. jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain.

Past or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. For example, in March 2013, under the Leahy-Smith America Invents Act, or America Invents Act, the United States moved from a “first to invent” to a “first-inventor-to-file” patent system. Under a “first-inventor-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are currently unclear as the USPTO continues to promulgate new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-inventor-to-file” provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on the specific patents discussed in this filing have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

Additionally, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the case, Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not eligible for patent protection. We cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. Any similar adverse changes in the patent laws of other jurisdictions could also have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be subject to claims asserting that our employees, consultants, advisors or collaborators have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of or other rights to what we regard as our own or licensed intellectual property.

Many of our employees, consultants or advisors, and the employees, consultants or advisors of our licensors, are currently, or were previously, employed at or affiliated with universities, hospitals or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Moreover, some of our licensors, and our or our licensors’ employees, consultants or advisors are or have been affiliated or have a contractual relationship with multiple institutions and companies including our competitors and may have or have had an obligation to them. Such institutions and companies could challenge our license rights or our licensors’ intellectual property ownership rights. Litigation may be necessary to defend against these claims and we may be obligated to indemnify our employees, consultants, advisors or collaborators in certain instances. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after we or our partners commercialize those candidates. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain patent term extension for any product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent per product may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, even if we were to seek a patent term extension, it may not be granted because of, for example, the failure to exercise due diligence during the testing phase or regulatory review process, the failure to apply within applicable deadlines, the failure to apply prior to expiration of relevant patents, or any other failure to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.

Some intellectual property that we have in-licensed may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.

Many of the intellectual property rights we have licensed are generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act, and implementing regulations. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us or our licensors to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. These time limits have recently been changed by regulation, and may change in the future. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

Risks Related to Government Regulation

The pricing, insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.

Our lead product target indications are indications with small patient populations. In order for products that are designed to treat smaller patient populations to be commercially viable, the reimbursement for such products must be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement a coverage and reimbursement strategy for any approved product candidate that accounts for the smaller potential market size. If we are unable to establish or sustain coverage and adequate reimbursement for any future product candidates from third-party payors, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved.

We expect the cost of a single administration of gene therapy products, such as those we are developing, to be substantial when and if they achieve regulatory approval. Therefore, we expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of any of our product candidates will depend substantially, both domestically and internationally, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, since

CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. However, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. It is difficult to predict what CMS will decide with respect to reimbursement for novel products such as ours since there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the EU, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, the prices of products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

Moreover, increasing efforts by governmental and third-party payors, in the United States and internationally, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of certain third-party payors, such as health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products into the healthcare market.

In addition to CMS and private payors, professional organizations such as the American Medical Association can influence decisions about reimbursement for new products by determining standards for care. In addition, many private payors contract with commercial vendors who sell software that provide guidelines that attempt to limit utilization of, and therefore reimbursement for, certain products deemed to provide limited benefit to existing alternatives. Such organizations may set guidelines that limit reimbursement or utilization of our product candidates. Even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

A Breakthrough Therapy Designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek a Breakthrough Therapy Designation for our product candidates if the clinical data support such a designation for one or more product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, or biologic in our case, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Biologics designated as breakthrough therapies by the FDA may also be eligible for accelerated approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under non-expedited the FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product no longer meets the conditions for qualification.

A Regenerative Medicine Advanced Therapy, or RMAT, Designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We plan to seek RMAT Designations if the clinical data support such a designation for one or more product candidates. RMAT Designation is an expedited program for the advancement and approval of regenerative medicine products where preliminary clinical evidence indicates the potential to address unmet medical needs for life-threatening diseases or conditions. Similar to Breakthrough Therapy Designation, the RMAT Designation allows companies developing regenerative medicine therapies to work more closely and frequently with the FDA, and RMAT-designated products may be eligible for priority review and accelerated approval. FDA has confirmed that gene therapies, including genetically modified cells, that lead to a sustained effect on cells or tissues may meet the definition of a regenerative medicine therapy. For product candidates that have received an RMAT Designation, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

RMAT Designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for RMAT Designation, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of RMAT Designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if a product candidate qualifies as an RMAT therapy, the FDA may later decide that the product candidate no longer meets the conditions for qualification.

If we decide to pursue a Fast Track Designation by the FDA, it may not lead to a faster development or regulatory review or approval process.

We may seek Fast Track Designation for one or more of our product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

If we decide to seek Orphan Drug Designation for some of our product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for supplemental market exclusivity.

As part of our business strategy, we have sought and may continue to seek Orphan Drug Designation for one or more of our product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as tax advantages and user fee waivers. Opportunities for grant funding toward clinical trial costs may also be available for clinical trials of drugs for rare diseases, regardless of whether the drugs are designated for the orphan use. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication for seven years, except in limited circumstances. For large molecule drugs, including gene therapies, sameness is determined based on principal molecular structural features of a product. As applied to gene therapies, the FDA has recently issued draft guidance in which it stated it would consider certain key features, such as the transgenes expressed by the gene therapy and the vectors used to deliver the transgene, to be principal molecular structural features. With regard to vectors, the FDA intends to consider whether two vectors from the same viral class are the same or different on a case-by-case basis. The FDA does not intend to consider minor differences between transgenes and vectors to be different principal molecular structural features. The FDA also intends to consider whether additional features of the final gene therapy product, such as regulatory elements and the cell type that is transduced (for genetically modified cells), should also be considered to be principal molecular structural features.

Even if we obtain Orphan Drug Designation for our product candidates in specific indications, we may not be the first to obtain marketing approval of these product candidates for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. If a competitor with a product that is determined by the FDA to be the same as one of our product candidates obtains marketing approval before us for the same indication we are pursuing and obtains orphan drug exclusivity, our product candidate may not be approved until the period of exclusivity ends unless we are able to demonstrate that our product candidate is clinically superior. Even after obtaining approval, we may be limited in our ability to market our product. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different principal molecular structural features can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same principal molecular structural features for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek Orphan Drug Designation for some of our product candidates, we may never receive such designations.

The recent tax reform legislation, which was signed into law on December 22, 2017 reduced the amount of the qualified clinical research costs for a designated orphan product that a sponsor may claim as a credit from 50% to 25%. Thus, further limiting the advantage and may impact our future business strategy of seeking the Orphan Drug Designation.

Any product candidate for which we obtain marketing approval will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any of them are approved.

Our product candidates and the activities associated with their development and potential commercialization, including their testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMPs, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authorities and requirements regarding the distribution of samples to physicians and recordkeeping.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of any approved product. The FDA closely regulates the post-approval marketing and promotion of drugs and biologics to ensure drugs and biologics are marketed only for the approved indications and in accordance with the provisions of the approved product labeling. The FDA imposes stringent restrictions on manufacturers’

communications regarding use of their products. If we promote our product candidates beyond their potentially approved indications, we may be subject to enforcement action for off-label promotion. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our product candidates, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such product candidates, manufacturers or manufacturing processes;
•	restrictions on the labeling or marketing of a product;
•	restrictions on product distribution or use;
•	requirements to conduct post-marketing studies or clinical trials;
•	warning or untitled letters;
•	withdrawal of any approved product from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of product candidates;
•	fines, restitution or disgorgement of profits or revenues;
•	suspension or withdrawal of marketing approvals;
•	refusal to permit the import or export of our product candidates;
•	product seizure; or
•	injunctions or the imposition of civil or criminal penalties.

Non-compliance with European requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

Our product candidates for which we intend to seek approval may face competition from biosimilars sooner than anticipated.

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as interchangeable based on its similarity to an existing reference product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product is approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

We believe that if any of our product candidates is approved as a biological product under a BLA, it should qualify for the 12-year period of exclusivity. However, there is a risk that the FDA will not consider any of our product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Additionally, this period of regulatory exclusivity does not apply to companies pursuing regulatory approval via their own traditional BLA, rather than via the abbreviated pathway. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. Finally, there has been public discussion of potentially decreasing the period of exclusivity from the current 12 years. If such a change were to be enacted, our product candidates, if approved, could have a shorter period of exclusivity than anticipated.

Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any products for which we obtain marketing approval.

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, or the ACA, was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. As implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

Moreover, the Drug Supply Chain Security Act imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or what the impact of such changes on our business, if any, may be.

Our operations and relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to penalties including criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any product candidates for which we obtain marketing approval.

Restrictions under applicable U.S. federal and state healthcare laws and regulations may include the following:

•

the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

•

federal false claims laws, including the federal False Claims Act, imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health, or HITECH, Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, on certain types of people and entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal Physician Payment Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report payments and other transfers of value to physicians and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family, which includes annual data collection and reporting obligations; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Other state laws require reporting of certain pricing information, including price increases. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of product candidates from government-funded healthcare programs, such as Medicare and Medicaid, disgorgement, oversight monitoring, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

Risks Related to Employee Matters, Managing Growth and Other Risks Related to Our Business

We expect to rapidly expand our manufacturing, development and regulatory capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of manufacturing and clinical strategy, and growing our capability to conduct clinical trials. To manage our current development programs and anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical and business development expertise of our management, scientific and clinical team. We also benefit from the research expertise of Dr. Wilson, our Chief Scientific Advisor. Although we have entered into a consulting agreement with Dr. Wilson, he may terminate his relationship with us at any time. Although we have entered into employment letter agreements or employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and manufacturing strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

Recruiting and retaining qualified scientific, clinical, manufacturing and, if needed, sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize drugs, particularly within the gene therapy space. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

Our internal computer systems, or those of our third-party collaborators or other contractors, may fail or suffer security breaches, which could result in a material disruption of our development programs.

We believe that we take reasonable steps that are designed to protect the security, integrity and confidentiality of the information we collect, use, store, and disclose, but inadvertent or unauthorized data access may occur despite our efforts. For example, our system protections may be ineffective or inadequate, or we could be impacted by software bugs or other technical malfunctions, as well as employee error or malfeasance. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, while we believe we have adequate insurance coverage to compensate for any losses associated with such events, the coverage may in fact not be adequate to cover all potential losses. The development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated.

To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

We are subject to a variety of privacy and data security laws, and our failure to comply with them could harm our business.

We maintain a large quantity of sensitive information, including confidential business and personal information in connection with our preclinical studies and our employees, and are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these constantly evolving laws can be subject to varying interpretations. In May 2018, a new privacy regime, the General Data Protection Regulation or the GDPR, took effect in the European Economic Area, or the EEA. The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of European persons. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities, changes the lawful bases on which personal data can be processed, expands the definition of personal data and requires changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, and imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach is costly. In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which takes effect on January 1, 2020 and has been dubbed the first “GDPR-like” law in the United States. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states are beginning to pass similar laws. For example, an amendment to Nevada’s privacy laws, which went into effect October 1, 2019, requires us to offer to consumers the right to opt-out of the sale of their personal information.

Our ability to utilize our net operating loss carryforwards may be subject to limitation.

As of December 31, 2019, we had federal state and city net operating loss carryforwards, or NOLs, of $44.0 million, $44.0 million and $43.8 million, respectively; an aggregate of $0.3 million of the federal and state NOLs will begin to expire in 2037, if unused, and the remainder will carryforward indefinitely. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. Under legislative changes made by U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act, or the TCJA, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the ability to utilize such federal net operating losses to offset taxable income is limited to 80% of our taxable income before the deduction for such net operating loss carryovers. It is uncertain if and to what extent various states will conform to the TCJA.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the IRC, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We have not undertaken a Section 382 study, and it is possible that we have previously undergone one or more ownership changes so that our use of net operating losses is subject to limitation. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

U.S. federal income tax reform and changes in other tax laws could adversely affect us.

In December 2017 the TCJA was signed into law, significantly reforming the IRC. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of business interest, allows for the expensing of capital expenditures, taxes certain foreign earnings on a current basis, and modifies or repeals many business deductions and credits.

We are still awaiting guidance from the IRS and other tax authorities on some of the TCJA changes that may affect us, and components of the TCJA could be repealed or modified in future legislation. Furthermore, it is uncertain if and to what extent various states will conform to the TCJA or any newly enacted federal legislation. In addition, new legislation or regulation which could affect our tax burden could be enacted by any governmental authority. We cannot predict the timing or extent of such tax-related developments which could have a negative impact on our financial results. Additionally, we use our best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by a taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions could have a material adverse effect on our business, results of operations, or financial condition.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

We or the third parties upon whom we depend may be adversely affected by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our manufacturing facilities, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

Our employees, principal investigators, CROs and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of FDA and non-U.S. regulators, provide accurate information to the FDA and non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any product candidates that we may develop.

We will face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and will face an even greater risk if we commercialize any of our product candidates. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates that we may develop;
•	injury to our reputation and significant negative media attention;
•	initiation of investigations by regulators;
•	withdrawal of clinical trial participants;
•	significant time and costs to defend the related litigation;
•	diversion of management and scientific resources from our business operations’
•	substantial monetary awards to trial participants or patients;
•	loss of revenue; and
•	the inability to commercialize any product candidates that we may develop.

As a preclinical company, we do not currently hold product liability insurance coverage. We will need to purchase product liability insurance coverage as we initiate our clinical trials, as we expand our clinical trials, and if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. A successful product liability claim or series of claims brought against us, could decrease our cash and adversely affect our business and financial condition.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other partners from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

Risks Related to Ownership of Our Common Stock

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for holders of our common stock.

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	results of preclinical studies or clinical trials of our product candidates or those of our competitors;
•	unanticipated or serious safety concerns related to the use of any of our product candidates;
•	adverse regulatory decisions, including failure to receive regulatory approval for any of our product candidates;
•	the success of competitive drugs or technologies;
•	regulatory or legal developments in the United States and other countries applicable to our product candidates;
•	the size and growth of our prospective patient populations;
•	developments concerning our collaborators, our external manufacturers or in-house manufacturing capabilities;
•	inability to obtain adequate product supply for any product candidate for preclinical studies, clinical trials or future commercial sale or inability to do so at acceptable prices;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or drugs;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts or publications of research reports about us or our industry;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;

•	market conditions in the biotechnology sector;
•	our cash position or the announcement or expectation of additional financing efforts;
•	general economic, industry and market conditions; and
•	other factors, including those described in this “Risk Factors” section, many of which are beyond are control.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not have any control over the analysts or the content and opinions included in their reports. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of March 31, 2020, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 56% of our capital stock.

This group of stockholders have the ability to control us through this ownership position and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market before or after the lock-up and other legal restrictions on resale lapse in connection with our IPO, the market price of our common stock could decline significantly. Each of our officers, directors, and our pre-IPO stockholders have entered into lock-up agreements with the underwriters in our IPO that restrict their ability to sell or transfer their shares. These lock-up agreements will expire August 26, 2020. However, the underwriters in our IPO may, in their sole discretion, permit our officers, directors, and other current stockholders who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements. After the lock-up agreements expire, a substantial number of shares of common stock will be eligible for sale in the public market.

We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of outstanding options, or the perception that such sales may occur, could adversely affect the market price of our common stock.

We also expect that significant additional capital may be needed in the future to continue our planned operations, including conducting our planned clinical trials, manufacturing and commercialization efforts, expanded research and development activities and costs associated with operating as a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will be limited to the appreciation of stock. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in value of the stock. We cannot guarantee you that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

If we fail to establish and maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.

We are not currently required to comply with the Securities and Exchange Commission’s, or SEC’s, rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Stock Market LLC, or Nasdaq.

As we grow, we expect to hire additional personnel and may utilize external temporary resources to implement, document and modify policies and procedures to maintain effective internal controls. However, it is possible that we may identify deficiencies and weaknesses in our internal controls. If material weaknesses or deficiencies in our internal controls exist and go undetected or unremediated, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our common stock to decline.

We will incur increased costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance initiatives.

As a public company, particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We are an “emerging growth company” and “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (ii) December 31, 2025; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002;
•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•

being permitted to present only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this report;

•	reduced disclosure obligations regarding executive compensation; and
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We may choose to take advantage of some, but not all, of the available exemptions. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We will continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on

Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

The exclusive forum provisions in our restated certificate of incorporation and amended and restated bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims.

Our restated certificate of incorporation, to the fullest extent permitted by law, will provide that the Court of Chancery of the State of Delaware will be the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or the DGCL, our restated certificate of incorporation, or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and asserts claims under the Securities Act, inasmuch as Section 22 of the Securities Act, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rule and regulations thereunder. There is uncertainty as to whether a court would enforce such provision with respect to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

In March 2020, we amended and restated our restated bylaws to provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or a Federal Forum Provision. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in our restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

In addition, Section 203 of the DGCL may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our restated certificate of incorporation and our restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	permit only the board of directors to establish the number of directors and fill vacancies on the board;
•	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
•	require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;
•	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan, also known as a “poison pill”;
•	eliminate the ability of our stockholders to call special meetings of stockholders;
•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•	prohibit cumulative voting; and
•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

Moreover, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Any of these provisions of our charter documents or Delaware law could, under certain circumstances, depress the market price of our common stock.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile. The stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

From January 1, 2020 through February 28, 2020 (the date of the filing of our registration statement on Form S-8) we issued stock options to employees, directors, consultants, and other service providers to purchase an aggregate of 2,408,078 shares of common stock under our 2018 Amended and Restated Equity Incentive Plan with a per share exercise price of $11.00, and 1,061,973 shares of common stock under our 2020 Equity Incentive Plan with a per share exercise price of $18.00 per share. The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended, or Securities Act, in reliance upon Section 4(a)(2) of the Securities Act, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

On March 3, 2020, upon the initial closing of our IPO, all shares of our then-outstanding convertible preferred stock automatically converted into 26,803,777 shares of common stock. The issuance of such common shares was exempt from the registration requirements of the Securities Act, pursuant to Section 3(a)(9) of the Securities Act, involving an exchange of securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. No underwriters were involved in this issuance of shares.

Use of Proceeds

In the first quarter of 2020, we completed our IPO and sold 13,798,900 shares of common stock at an IPO price of $18.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-236214), which was declared effective by the SEC on February 27, 2020, as supplemented by a registration statement on Form S-1 filed pursuant to Rule 462(b) (File No. 333-236733). We received net proceeds from the IPO of approximately $227.5 million, after deducting underwriting discounts and commissions of approximately $17.4 million and offering expenses of approximately $3.5 million. J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC and Cowen and Company acted as joint book-running managers of the offering and as representatives of the underwriters. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.

There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on February 28, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith

3.1	Restated Certificate of Incorporation, dated March 3, 2020.				X

3.2	Amended and Restated Bylaws, dated March 26, 2020.	8-K	001-39231	March 27, 2020

10.1†^	Development Services and Clinical Supply Agreement, dated April 13, 2020, by and between the Registrant and Catalent Maryland, Inc.				X

10.2	Lease, dated April 10, 2020, by and between the Registrant and Commerce Square Partners - Philadelphia Plaza, L.P.				X

10.3	First Amendment to Lease, dated April 10, 2020, by and between the Registrant and Philadelphia Plaza – Phase II LP				X

10.4	Form of Indemnification Agreement between the Registrant and its directors and officers	S-1	333-236214	February 3, 2020

10.5	2020 Equity Incentive Plan of the Registrant, and forms of award agreements.	S-1/A	333-236214	February 18, 2020

10.6	2020 Employee Stock Purchase Plan of the registrant	S-1/A	333-236214	February 18, 2020

10.7	Consulting Agreement, dated January 31, 2020, by and between the Registrant and Stephen Squinto, Ph.D.	S-1	333-236214	February 3, 2020

10.8	Amended and Restated Employment Agreement dated February 14, 2020, by and between the Registrant and Bruce Goldsmith.	S-1/A	333-236214	February 18, 2020

10.9	Amended and Restated Employment Agreement, dated February 14, 2020, by and between the Registrant and Gary Romano.	S-1/A	333-236214	February 18, 2020

10.10	Employment Agreement, dated July 22, 2019, as amended on February 14, 2020, by and between the Registrant and Alexandros Fotopoulos.	S-1/A	333-236214	February 18, 2020

10.11	Consulting Agreement, dated January 8, 2019, as amended on January 31, 2020, by and between the Registrant and James Wilson, M.D., Ph.D.	S-1	333-236214	February 3, 2020

10.12	Offer Letter, dated January 24, 2020, by and between the Registrant and Athena Countouriotis.	S-1	333-236214	February 3, 2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*

This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

†	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulations S-K.

^

Registrant has omitted schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PASSAGE BIO, INC.

Date: May 11, 2020	By:	/s/ Bruce Goldsmith
Dr. Bruce Goldsmith, Ph.D.
Chief Executive Officer and President

Date: May 11, 2020	By:	/s/ Richard Morris
Richard Morris
Chief Financial Officer