Form 10-Q
period 2020-06-30
Passage BIO, Inc.
filed 2020-08-13
CIK 1787297

Y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-39231

PASSAGE BIO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-2729751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Commerce Square 2001 Market Street, 28th Floor Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (267) 866-0311

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 11, 2020, the registrant had 45,486,601 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Passage Bio, Inc.

Balance Sheets

(Unaudited)

(in thousands, except share data)	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$353,423	$158,874
Prepaid expenses	2,176	156
Prepaid research and development	12,631	6,745
Total current assets	368,230	165,775
Property and equipment, net	1,096	1,087
Other assets	8,771	11,751
Total assets	$378,097	$178,613
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,214	$629
Accrued expenses and other current liabilities	6,920	3,052
Total current liabilities	14,134	3,681
Deferred rent	524	504
Other liabilities	43	76
Total liabilities	14,701	4,261
Convertible preferred stock, $0.0001 par value:
Series A‑1 convertible preferred stock: 63,023,258 shares authorized, issued and outstanding at December 31, 2019	—	74,397
Series A‑2 convertible preferred stock: 22,209,301 shares authorized; issued and outstanding at December 31, 2019	—	46,311
Series B convertible preferred stock: 33,592,907 shares authorized, issued and outstanding at December 31, 2019	—	109,897
Total convertible preferred stock	—	230,605
Commitments and Contingencies (note 6)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 300,000,000 shares authorized; 45,841,971 shares issued and 45,443,541 shares outstanding at June 30, 2020 and 5,194,518 shares issued and 4,293,039 shares outstanding at December 31, 2019	4	—
Additional paid‑in capital	466,812	2,410
Accumulated deficit	(103,420)	(58,663)
Total stockholders’ equity (deficit)	363,396	(56,253)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$378,097	$178,613

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
Operating expenses:
Research and development	$19,902	$6,299	$33,019	$9,332
Acquired in‑process research and development	—	500	—	500
General and administrative	7,402	968	12,197	2,122
Loss from operations	(27,304)	(7,767)	(45,216)	(11,954)
Change in fair value of future tranche right liability	—	(5,659)	—	(9,141)
Interest income	132	—	459	—
Net loss	$(27,172)	$(13,426)	$(44,757)	$(21,095)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.60)	$(3.19)	$(1.42)	$(5.02)
Weighted average common shares outstanding, basic and diluted	45,386,308	4,209,716	31,581,851	4,203,694

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Convertible preferred stock						Stockholders’ equity
	Series A‑1		Series A‑2		Series B		Common stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid‑in capital	deficit	Total
Balance at April 1, 2020	—	—	—	—	—	—	45,350,687	$4	$462,910	$(76,248)	$386,666
Vesting of early exercise option awards	—	—	—	—	—	—	48,078	—	1	—	1
Exercise of stock options	—	—	—	—	—	—	44,776	—	46	—	46
Share‑based compensation expense	—	—	—	—	—	—	—	—	3,855	—	3,855
Net loss	—	—	—	—	—	—	—	—	—	(27,172)	(27,172)
Balance at June 30, 2020	—	$—	—	$—	—	$—	45,443,541	$4	$466,812	$(103,420)	$363,396

	Convertible preferred stock						Stockholders’ equity
	Series A‑1		Series A‑2		Series B		Common stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid‑in capital	deficit	Total
Balance at January 1, 2020	63,023,258	$74,397	22,209,301	$46,311	33,592,907	$109,897	4,293,039	$—	$2,410	$(58,663)	$(56,253)
Vesting of early exercise option awards	—	—	—	—	—	—	503,049	—	33	—	33
Exercise of stock options	—	—	—	—	—	—	44,776	—	46	—	46
Conversion of convertible preferred stock upon initial public offering	(63,023,258)	(74,397)	(22,209,301)	(46,311)	(33,592,907)	(109,897)	26,803,777	3	230,602	—	230,605
Sale of common stock in initial public offering, net of issuance costs of $3,495	—	—	—	—	—	—	13,798,900	1	227,498	—	227,499
Share‑based compensation expense	—	—	—	—	—	—	—	—	6,223	—	6,223
Net loss	—	—	—	—	—	—	—	—	—	(44,757)	(44,757)
Balance at June 30, 2020	—	$—	—	$—	—	$—	45,443,541	$4	$466,812	$(103,420)	$363,396

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share data)

(Unaudited)

	Convertible preferred stock						Stockholders’ deficit
	Series A‑1		Series A‑2		Series B		Common stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid‑in capital	deficit	Total
Balance at April 1, 2019	63,023,258	$63,099	—	$—	—	$—	4,209,187	$—	$1,100	$(20,698)	$(19,598)
Vesting of early exercise option awards	—	—	—	—	—	—	1,128	—	1	—	1
Sale of Series A‑2 convertible preferred stock, net of issuance costs of $1,439	—	—	22,209,301	46,311	—	—	—	—	—	—	—
Reclassification of future tranche right upon exercise	—	11,298	—	—	—	—	—	—	—	—	—
Share‑based compensation expense	—	—	—	—	—	—	—	—	92	—	92
Net loss	—	—	—	—	—	—	—	—	—	(13,426)	(13,426)
Balance at June 30, 2019	63,023,258	$74,397	22,209,301	$46,311	—	$—	4,210,315	$—	$1,193	$(34,124)	$(32,931)

	Convertible preferred stock						Stockholders’ deficit
	Series A‑1		Series A‑2		Series B		Common stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid‑in capital	deficit	Total
Balance at January 1, 2019	44,418,606	$43,118	—	$—	—	$—	4,195,649	$—	$856	$(13,029)	$(12,173)
Vesting of early exercise option awards	—	—	—	—	—	—	14,666	—	14	—	14
Sale of Series A-1 convertible preferred stock, net of issuance costs of $19	18,604,652	19,981	—	—	—	—	—	—	—	—	—
Sale of Series A‑2 convertible preferred stock, net of issuance costs of $1,439	—	—	22,209,301	46,311	—	—	—	—	—	—	—
Reclassification of future tranche right upon exercise	—	11,298	—	—	—	—	—	—	—	—	—
Share‑based compensation expense	—	—	—	—	—	—	—	—	323	—	323
Net loss	—	—	—	—	—	—	—	—	—	(21,095)	(21,095)
Balance at June 30, 2019	63,023,258	$74,397	22,209,301	$46,311	—	$—	4,210,315	$—	$1,193	$(34,124)	$(32,931)

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2020	2019
Cash flows used in operating activities:
Net loss	$(44,757)	$(21,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of future tranche right liability	—	9,141
Acquired in‑process research and development	—	500
Depreciation and amortization	247	48
Share‑based compensation	6,223	323
Deferred rent	20	481
Changes in operating assets and liabilities:
Prepaid expenses and other assets	197	46
Prepaid research and development	(5,886)	(1,513)
Accounts payable	6,522	(104)
Accrued expenses and other current liabilities	3,868	1,179
Net cash used in operating activities	(33,566)	(10,994)
Cash flows used in investing activities:
Purchase of technology licenses	—	(500)
Purchases of property and equipment	(193)	(1,041)
Net cash used in investing activities	(193)	(1,541)
Cash flows provided by financing activities:
Proceeds from issuance of common stock upon initial public offering, net of offering costs	228,262	—
Proceeds from the sale of Series A‑1 convertible preferred stock and future tranche right, net of offering costs	—	19,981
Proceeds from the sale of Series A‑2 convertible preferred stock, net of offering costs	—	46,311
Deferred offering costs	—	(5)
Proceeds from early exercise stock options	46	176
Net cash provided by financing activities	228,308	66,463
Net increase in cash and cash equivalents	194,549	53,928
Cash and cash equivalents at beginning of period	158,874	24,861
Cash and cash equivalents at end of period	$353,423	$78,789
Supplemental disclosure of non‑cash investing and financing activities:
Reclassification of deferred offering costs paid in a prior period	$763	$—
Reclassification of the future tranche right liability upon exercise	$—	$11,298
Property and equipment in accounts payable	$63	$15
Vesting of early exercise option awards	$33	$14

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

1. Nature of Operations

Passage Bio, Inc. (the Company), a Delaware corporation incorporated in July 2017, is a genetic medicines company focused on advancing transformative therapies for rare monogenic central nervous system diseases. The Company has a strategic research collaboration with the Trustees of the University of Pennsylvania’s (Penn’s), Gene Therapy Program (GTP) that provides the Company with access to one of the premier research institutions in the world for the discovery and preclinical development of genetic medicine product candidates and exclusive rights to certain rare, monogenic central nervous system (CNS) indications. Under this collaboration, GTP conducts discovery and investigation new drug enabling preclinical activities and the Company conducts all clinical development, regulatory strategy, and commercialization activities under the agreement. The Company also has a collaboration agreement and a development services and clinical supply agreement with Catalent Maryland, Inc. (Catalent) (formerly Paragon Bioservices, Inc.) for clinical scale manufacturing requirements.

2. Risks and Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $103.4 million as of June 30, 2020. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.

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

The expected life of the stock options is estimated using the "simplified method," as the Company has limited historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected life of the option.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Six Months Ended June 30,
	2020	2019
Series A‑1 convertible preferred stock	—	14,216,333
Series A‑2 convertible preferred stock	—	5,009,808
Stock options (including shares subject to repurchase)	6,759,369	1,380,969
Stock options vested and exercised, but subject to settlement of nonrecourse promissory notes	—	279,863
Employee stock purchase plan	7,248	—
	6,766,617	20,886,973

Amounts in the above table reflect the common stock equivalents.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. As the Company has elected to use the extended transition period for complying with new or revised accounting standards as available under the Jobs Act, the standard is effective for the Company beginning January 1, 2022, with early adoption permitted. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

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

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis:

Fair value measurement at
reporting date using
Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
June 30, 2020:
Assets:
Cash equivalents (Money Market Fund)	$284,305	$—	$—
December 31, 2019:
Assets:
Cash equivalents (Money Market Fund)	$155,846	$—	$—

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Professional fees	$196	$997
Compensation and related benefits	2,103	1,502
Research and development	4,556	507
Other	65	46
	$6,920	$3,052

6. Commitments and Contingencies

Amended and Restated Research, Collaboration and License Arrangement with Penn

In May 2020, the Company amended and restated its research, collaboration and licensing agreement with Penn (the Penn Agreement) for research and development collaborations and exclusive license rights to patents for certain products and technologies, which superseded the Company’s existing sponsored research, collaboration and licensing agreement with Penn, dated September 18, 2018, as amended. Under the Penn Agreement, the Company will fund discovery research conducted by Penn for five years, beginning in May 2020, and will receive exclusive rights, subject to certain limitations, to technologies resulting from the discovery research for the Company’s products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation improvements. This funding commitment is $5.0 million annually, with quarterly payments of $1.3 million beginning in the third quarter of 2020. The Penn Agreement also increased the number of remaining options available to the Company to commence additional licensed programs for rare, monogenic CNS indications from six to eleven, and extended the option exercise window by three years. Accordingly, the window to exercise all eleven remaining options extends to May 2025. If the Company were to exercise any of these options, it would owe Penn a non-refundable upfront fee of $1.0 million per product indication.

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

The Company has the right to terminate the Manufacturing and Supply Agreement for convenience or other reasons specified in the Manufacturing and Supply Agreement upon prior written notice. If the Company terminates the Manufacturing and Supply Agreement, it will be obligated to pay an early termination fee to Catalent.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

Under both the Collaboration Agreement and the Manufacturing and Supply Agreement, the Company has an annual minimum commitment of $10.6 million per year owed to Catalent for five years from the validation of the Clean Room, subject to certain inflationary adjustments.

Operating Leases

The Company leases office space in Philadelphia, Pennsylvania under a noncancelable lease (Existing Lease Agreement), as amended. The lease is classified as an operating lease and the Company recognizes rent expense on a straight-line basis over the lease term.

In April 2020, the Company entered into a new lease agreement (New Lease Agreement) for larger office space in Philadelphia to accommodate the Company’s continued growth and serve as the new corporate headquarters. The New Lease Agreement is expected to commence in March 2021 and is expected to expire in January 2031. The Company has an option to extend the term of the New Lease Agreement by up to two five-year terms. Upon signing the New Lease Agreement, the Company amended the Existing Lease Agreement such that the Existing Lease Agreement will terminate five days after the commencement of the New Lease Agreement with no further payments due under the Existing Lease Agreement. The landlord also will provide the Company with a tenant improvement allowance of up to $2.8 million. The future minimum lease payments under the Company’s New Lease Agreement are as follows:

(in thousands)
2021	$—
2022	889
2023	1,098
2024	1,131
2025	1,165
Thereafter	7,763
$12,046

The estimated future minimum lease payments under the Company’s Existing Lease Agreement as of June 30, 2020 is $0.1 million.

The Company recognized rent expense of $0.1 million and $36,000 during the three months ended June 30, 2020 and 2019, respectively, and $0.1 million and $87,000 during the six months ended June 30, 2020 and 2019, respectively, related to its operating leases.

Employment Agreements

The Company has entered into employment agreements with key personnel providing for compensation and severance in certain circumstances, as described in the respective employment agreements.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

Patent Infringement Claim

On February 18, 2020, the Company received a letter from Regenxbio Inc. (Regenx), which stated its view that the use of the Company’s AAVhu68 capsid infringes patent claims to which Regenx has an exclusive license and which expire in 2024. Regenx also stated that it has exclusive licenses to various pending patent applications regarding the use of AAV vectors administered via instar-cisterna magna injection, and that these applications may lead to issued claims that Regenx believes may, if issued, cover the Company’s planned method of administration for the Company’s lead product candidates. The Company believes it has valid defenses to the issued claims set forth by Regenx relating to AAVhu68. Further, the prosecution of pending patent applications is highly uncertain, and it is unclear whether any patents will be issued from these pending Regenx patent applications at all, much less with claims that are relevant to the administration of the Company’s product candidates. Regenx also asked for information regarding the Company’s relationship with Dr. Wilson while he was serving as an advisor to Regenx. Regenx's letter also offers to discuss licensing the applicable patent portfolios from them. In April 2020, the Company responded to Regenx indicating that it does not believe it requires a license to any of the specified Regenx patents or patent applications at this time, and that it found that Dr. Wilson’s relationship with the Company was consistent with his obligations to Regenx. The Company will continue to monitor the situation and, if necessary, take appropriate actions, which may include responding to further correspondence from Regenx, and engaging in discussions with Regenx regarding their claims. If any such patents were enforceable and such claims were ultimately successful, the Company might require a license to continue to use and sell any product candidates using such AAV vector.

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

8. Share-Based Compensation

Equity Incentive Plan

The Company has two equity incentive plans: the 2018 Equity Incentive Plan, as amended, and the 2020 Equity Incentive Plan. New awards can only be granted under the 2020 Equity Incentive Plan (the Plan). The total number of shares authorized under the Plan as of June 30, 2020 was 5,362,823. Of this amount, 3,942,905 shares were available for future grants as of June 30, 2020. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021 and continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. The Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreement, generally over four-year periods, and have a term of ten years.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded share-based compensation expense in the following expense categories in its accompanying statements of operations for the period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Research and development	$1,309	$22	$2,356	$26
General and administrative	2,546	70	3,867	297
	$3,855	$92	$6,223	$323

During the six months ended June 30, 2020, the Company modified certain awards and recognized an additional $0.7 million related to the modifications, $0.6 million of which was recognized in research and development expense and $0.1 million was recognized in general and administrative expense.

The following table summarizes stock option activity for the six months ended June 30, 2020:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2020	2,577,719	$5.90	9.3
Granted	3,962,327	14.61
Exercised	(44,776)	1.02
Forfeited	(134,331)	1.02
Outstanding at June 30, 2020	6,360,939	$11.46	9.5
Exercisable at June 30, 2020	397,421	$5.26	9.0
Vested or expected to vest at June 30, 2020	6,360,939	$11.46	9.5

The weighted-average grant date fair value of options granted was $11.09 and $0.76 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the total unrecognized compensation expense related to unvested stock option awards was $47.4 million, which the Company expects to recognize over a weighted-average period of 3.4 years.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Six Months Ended June 30,
	2020	2019
Expected volatility	95.2%	87.1%
Risk‑free interest rate	1.3%	2.4%
Expected term	6.06 years	5.57 years
Expected dividend yield	—	—

The Plan provides certain holders of stock options an election to early exercise prior to vesting. The Company has the right to repurchase early exercised options without transferring any appreciation in the value of the underlying shares to the employee if the employee terminates employment before the end of the original vesting period. The repurchase price is the lesser of the original exercise price or the then fair value of the Company’s common stock. At June 30, 2020, $43,000 of proceeds from unvested early exercised options were recognized as a non-current liability in other liabilities in the accompanying balance sheet.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The 2018 Equity Incentive Plan allowed for the exercise of options to be financed with nonrecourse notes. For accounting purposes, payment of principal and interest are viewed as the exercise price of the option. Therefore, no interest income was recognized.

The following table summarizes activity relating to early exercises of stock options during the six months ended June 30, 2020:

Number of shares
Unvested balance at January 1, 2020	494,603
Vested	(96,173)
Unvested balance at June 30, 2020	398,430

Nonrecourse Promissory Notes with Related Parties

In February 2019, the Company’s interim chief executive officer and chief operating officer elected to early exercise 688,875 and 309,994 stock options, respectively, in exchange for cash proceeds of $0.2 million and nonrecourse promissory notes (the Notes) of $0.8 million. The Notes bore interest at 2.91% and were secured by the underlying shares of common stock that were issued. In January 2020, the Company forgave the Notes and associated interest related to the early exercise of stock options by the interim chief executive officer and chief operating officer. An aggregate of 406,894 shares that were previously not considered outstanding for accounting purposes due to being secured by the Notes became outstanding upon the forgiveness of the Notes in January 2020.

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

Effective March 3, 2020, employees who elected to participate in the ESPP commenced payroll withholdings that accumulate through November 15, 2020. In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock at 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $62,000 and $85,000 during the three and six months ended June 30, 2020 related to the ESPP.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

9. Related-Party Transactions

Penn Agreement

Penn is a stockholder of the Company. Research and development expenses with Penn during the three months ended June 30, 2020 and 2019 were $10.2 million and $6.2 million, respectively. Research and development expenses with Penn during the six months ended June 30, 2020 and 2019 were $17.9 million and $9.1 million, respectively. The Company made $16.3 million in cash payments to Penn during the six months ended June 30, 2020, and had a prepaid research and development asset of $10.5 million and $5.7 million as of June 30, 2020 and December 31, 2019, respectively, in the accompanying balance sheets.

Consulting Agreement

James M. Wilson, M.D., Ph.D., an employee of Penn and a stockholder of the Company, serves as the Company’s chief scientific advisor pursuant to a consulting agreement. The Company recognized $31,000 and $62,000 of expense related to these services during the three and six months ended June 30, 2020, including $6,000 and $12,000, respectively, of share-based compensation expense.

10. Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below.

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

PBGM01 for the Treatment of GM1

We are currently developing PBGM01 for the treatment of GM1 gangliosidosis, or GM1, which utilizes a proprietary, next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional GLB1 gene encoding lysosomal acid beta-galactosidase, or b-gal, for infantile GM1. Currently, there are no disease-modifying therapies approved for the treatment of GM1. Infantile GM1, the population being studied, is the most severe and common form of the disease. Early onset infantile GM1 is characterized by onset in the first 6 months of life, while late onset infantile GM1 is characterized by onset between 6-24 months. We believe PBGM01 could provide patients with significantly improved outcomes. In preclinical models, we have observed meaningful transduction of both the CNS and critical peripheral organs for GM1 patients using the intra cisterna magna, or ICM, method of administration, which involves an injection at the craniocervical junction.

In June 2020, we submitted our investigational new drug application, or IND, to the U. S. Food and Drug Administration, or FDA, for PBGM01 for the treatment of infantile GM1. In July 2020, the FDA notified us that the IND was placed on clinical hold pending additional biocompatibility risk assessments and/or testing of the proposed ICM delivery device. We are currently evaluating options for conducting additional biocompatibility risk assessments while we await official written feedback from the FDA. While we await the official clinical hold letter from FDA, we are working with external medical device and regulatory experts to evaluate options for additional risk assessment and testing that could be conducted to further demonstrate the compatibility of the device with the ICM injection procedure. Based on our own internal assessment, we are confident that we can respond rapidly to FDA regarding the biocompatibility risk of our ICM delivery device, and that our device will ultimately clear FDA’s biocompatibility requirements.

During the IND review, we addressed specific clinical and protocol questions raised by the FDA, and the agency confirmed that there are no further clinical information requests. Based on the discussions with FDA, we have changed the design to specifically study early and late infantile patients in separate, smaller cohorts. We will now be enrolling a total of four cohorts of 2 patients each, with separate dose-escalation cohorts for late onset infantile GM1 and early onset infantile GM1. This will test a low dose that exceeds the minimum effective dose, or MED, as determined in our preclinical studies, and a 3-fold greater high dose. The first cohort will be in patients diagnosed with late infantile GM1 with low dose treatment. There will be a 60-day interval between subjects dosed within a cohort to allow review of biomarker and safety data before dosing the next subject. Following the completion of this first cohort and review of safety outcomes, we will simultaneously commence recruitment for both the high dose late infantile GM1 and the low dose early infantile GM1 cohorts. Upon completion of the low dose early infantile cohort, a high dose cohort will be enrolled. Following these dose-escalation cohorts, each patient population will be enrolled into a confirmatory cohort. Patients will be evaluated over two years for safety and efficacy, followed by an additional 36 months of long-term follow up. We have manufactured the PBGM01 clinical supply and have established a global clinical supply chain to support clinical trial initiation.

As a result of the clinical hold, we now expect to initiate a multi-center, open-label, single-arm Phase 1/2 clinical trial of PBGM01 in patients with a diagnosis of early and late infantile GM1 beginning late in 2020 or early in 2021, and we reiterate our guidance to report initial 30-day safety and biomarker data late in the first half of 2021.

We are currently funding a GM1 natural history study being conducted by the ODC to collect prospective data on clinical disease progression in infantile and juvenile GM1. This data will be used to construct natural history patient profiles for use as matched case controls for comparison to the profiles of treated participants in our planned Phase 1/2 clinical trial. In April 2020, the FDA, granted Orphan Drug Designation, or ODD, and in May 2020, the FDA granted Rare Pediatric Disease Designation, RPDD, to PBGM01. These designations represent an important recognition of the dire need for an effective treatment option for those suffering from GM1. The ODD grants us financial incentives to support clinical development and the potential for up to seven years of market exclusivity in the U.S. upon regulatory approval, while the under the RPDD program, a sponsor who receives approval for a drug or biologic for a “rare pediatric disease” may qualify for a priority review voucher that may be sold or transferred.

PBFT02 for the Treatment of FTD-GRN

We are currently developing PBFT02 for the treatment of frontotemporal dementia, of FTD, which utilizes an AAV1 capsid to deliver to the brain a functional granulin, or GRN, gene encoding progranulin, for the treatment of FTD caused by a deficiency of progranulin, or FTD-GRN. Currently, there are no disease-modifying therapies approved for the treatment of FTD-GRN. We believe PBFT02 may provide patients with significantly improved outcomes. In a non-human primate, or NHP model, we observed superior transduction results of the CNS using our ICM method of administration and an AAV1 capsid compared to other AAV capsids. We expect to submit an IND in the fourth quarter of 2020 and initiate a Phase 1/2 trial in the first half of 2021 and anticipate clinical data to be available in the second half of 2021.

PBKR03 for the Treatment of Krabbe disease

We are currently developing PBKR03, which utilizes a proprietary, next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional GALC gene encoding the hydrolytic enzyme galactosylceramidase, for infantile Krabbe disease. Currently, there are no disease-modifying therapies approved for the treatment of Krabbe disease. We believe PBKR03 may provide patients with significantly improved outcomes. In preclinical models, we have observed meaningful transduction of both the CNS and critical peripheral organs for Krabbe patients using our ICM method of administration in combination with our next-generation AAVhu68 capsid. We expect to submit an IND in the fourth quarter of 2020 and initiate a Phase 1/2 trial in the first half of 2021 and anticipate clinical data to be available in the second half of 2021.

Discovery Programs

We have three programs in the discovery or candidate selection stage for which we have exercised our options under our license agreement with Penn: PBML04 for metachromatic leukodystrophy, or MLD, PBAL05 for amyotrophic lateral sclerosis, or ALS, and PBCM06 for Charcot-Marie-Tooth Type 2A, or CMT2A. We also have eleven additional options available to us to license programs for rare, monogenic CNS indications, along with rights and licenses to new gene therapy technologies developed by Penn.

Business Overview

We were incorporated in July 2017 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to acquiring and developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. Historically, we have funded our operations through the sale of convertible preferred stock and then, in the first quarter of 2020, we closed our IPO and received net proceeds of $227.5 million. Our net loss was $27.2 million and $44.8 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2020, we had an accumulated deficit of $103.4 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of June 30, 2020, we had cash and cash equivalents of $353.4 million. We expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023.

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

Financial Operations Overview

License Agreement

University of Pennsylvania

In May 2020, we entered into an amended and restated research, collaboration and licensing agreement, or the Penn Agreement, with Penn, for research and development collaborations and exclusive license rights to patents for certain products and technologies, which superseded the sponsored research, collaboration and licensing agreement we entered into with Penn in September 2018. Under the Penn Agreement, we will fund discovery research conducted by Penn for five years, beginning in May 2020, and will receive exclusive rights, subject to certain limitations, to technologies resulting from the discovery program for Passage Bio products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation improvements. Our funding commitment is $5.0 million a year for five years, with quarterly payments of $1.3 million. Under the Penn Agreement we have eleven options available to us to commence additional licensed programs for rare, monogenic CNS indications until May 2025. If we were to exercise any of these eleven options, we would owe Penn a non-refundable upfront fee of $1.0 million per product indication.

The Penn Agreement requires that we make payments of up to $16.5 million per product candidate in aggregate upon the achievement of specific development milestone events by such licensed product for a first indication, reduced development milestone payments for the second and third indications and no development milestone payments for subsequent indications. In addition, on a product by product basis, we are obligated to make up to $55.0 million in sales milestone payments on each licensed product based on annual sales of the licensed product in excess of defined thresholds.

Upon successful commercialization of a product using the licensed technology, we are obligated to pay to Penn, on a licensed product-by-licensed product and country-by-country basis, tiered royalties (subject to customary reductions) in the mid-single digits on annual worldwide net sales of such licensed product. In addition, we are obligated to pay to Penn a percentage of sublicensing income, ranging from the mid-single digits to low double digits, for sublicenses under the Penn Agreement.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table sets forth our results of operations for the three months ended June 30, 2020 and 2019.

	Three months ended
	June 30,
(in thousands)	2020	2019	Change
Operating expenses:
Research and development	$19,902	$6,299	$13,603
Acquired in‑process research and development	—	500	(500)
General and administrative	7,402	968	6,434
Loss from operations	(27,304)	(7,767)	19,537
Change in fair value of future tranche right liability	—	(5,659)	5,659
Interest income	132	—	132
Net loss	$(27,172)	$(13,426)	$(13,746)

Research and Development Expenses

Research and development expenses increased by $13.6 million to $19.9 million for the three months ended June 30, 2020 from $6.3 million for the three months ended June 30, 2019. The increase was primarily due to an increase of $4.5 million in research and development costs incurred with Penn in preparation for several IND filings, an increase of $4.0 million in clinical manufacturing costs, a $1.4 million increase in clinical development costs and a $0.5 million increase in consulting expense as we prepare for our clinical trials to begin in the second half of 2020 and early 2021. We also had a $3.1 million increase in personnel-related costs, including share-based compensation, and a $0.1 million increase in facility and other costs due to increases in employee headcount in the research and development function.

We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs on a program-by-program basis. Research and development expenses are summarized by program in the table below:

	Three months ended
	June 30,
(in thousands)	2020	2019
GM1	$5,098	$908
FTD‑GRN	5,106	2,591
Krabbe	3,903	709
MLD	337	233
ALS	292	153
CMT2A	127	—
Internal costs, including personnel related	5,039	1,705
	$19,902	$6,299

Acquired In-Process Research and Development Expenses

The Company incurred a license fee with Penn of $0.5 million during the three months ended June 30, 2019.

General and Administrative Expenses

General and administrative expenses increased by $6.4 million to $7.4 million for the three months ended June 30, 2020 from $1.0 million for the three months ended June 30, 2019. The increase was primarily due to a $4.7 million increase in personnel-related and share-based compensation expense due to increases in employee headcount. Our professional fees and facility costs also increased by $0.7 million and $1.0 million, respectively, as we expanded our operations to support our research and development efforts and incurred more costs associated with operating as a public company.

Change in Fair Value of Future Tranche Right Liability

The change in fair value of our future tranche right liability related to our Series A-1 preferred stock was primarily due to the increase in the estimated fair value of our Series A-2 convertible preferred stock. The future tranche right liability was settled in May 2019.

Interest Income

We recognized interest income of $0.1 million during the three months ended June 30, 2020, primarily due to the investment of cash proceeds from the IPO.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table sets forth our results of operations for the six months ended June 30, 2020 and 2019.

	Six months ended
	June 30,
(in thousands)	2020	2019	Change
Operating expenses:
Research and development	$33,019	$9,332	$23,687
Acquired in‑process research and development	—	500	(500)
General and administrative	12,197	2,122	10,075
Loss from operations	(45,216)	(11,954)	33,262
Change in fair value of future tranche right liability	—	(9,141)	9,141
Interest income	459	—	459
Net loss	$(44,757)	$(21,095)	$(23,662)

Research and Development Expenses

Research and development expenses increased by $23.7 million to $33.0 million for the six months ended June 30, 2020 from $9.3 million for the six months ended June 30, 2019. The increase was primarily due to an increase of $9.3 million in research and development costs incurred with Penn in preparation for several IND filings, an increase of $4.9 million in clinical manufacturing costs, a $2.9 million increase in clinical development costs and a $1.0 million increase in consulting expense as we prepare for our clinical trials to begin in the second half of 2020 and early 2021. We also had a $5.4 million increase in personnel-related costs, including share-based compensation, and a $0.2 million increase in facility and other costs due to increases in employee headcount in the research and development function.

We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs on a program-by-program basis. Research and development expenses are summarized by program in the table below:

	Six months ended
	June 30,
(in thousands)	2020	2019
GM1	$7,509	$1,522
FTD‑GRN	8,563	4,261
Krabbe	6,154	972
MLD	1,227	791
ALS	541	686
CMT2A	338	—
Internal costs, including personnel related	8,687	1,100
	$33,019	$9,332

Acquired In-Process Research and Development Expenses

The Company incurred a license fee of $0.5 million with Penn during the six months ended June 30, 2019.

General and Administrative Expenses

General and administrative expenses increased by $10.1 million to $12.2 million for the six months ended June 30, 2020 from $2.1 million for the six months ended June 30, 2019. The increase was primarily due to a $6.9 million increase in personnel-related and share-based compensation expense due to increases in employee headcount. Our professional fees also increased by $1.3 million and our insurance and facility costs increased by $1.9 million as we expanded our operations to support our research and development efforts and incurred more costs associated with operating as a public company.

Change in Fair Value of Future Tranche Right Liability

The change in fair value of our future tranche right liability related to our Series A-1 preferred stock was primarily due to the increase in the estimated fair value of our Series A-2 convertible preferred stock. The future tranche right liability was settled in May 2019.

Interest Income

We recognized interest income of $0.5 million during the six months ended June 30, 2020, primarily due to the investment of cash proceeds from the IPO.

Liquidity and Capital Resources

Overview

From inception through December 31, 2019, we funded our operations through the sale of convertible preferred stock, receiving aggregate net proceeds of $222.1 million. Upon the completion of our IPO, we received net proceeds of $227.5 million. As of June 30, 2020, we had $353.4 million in cash and cash equivalents and had an accumulated deficit of $103.4 million. We expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six months ended
	June 30,
(in thousands)	2020	2019
Cash used in operating activities	$(33,566)	$(10,994)
Cash used in investing activities	(193)	(1,541)
Cash provided by financing activities	228,308	66,463
Net increase in cash and cash equivalents	$194,549	$53,928

Net Cash Used in Operating Activities

During the six months ended June 30, 2020, we used $33.6 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $44.8 million. The primary use of cash was to fund our operations related to the development of our product candidates. Cash used in operating activities was partially offset by noncash charges of $6.5 million related to share-based compensation, depreciation, and changes in deferred rent as well as a $4.7 million net increase in our operating assets and liabilities.

During the six months ended June 30, 2019, we used $11.0 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $21.1 million as well as a $0.4 million net decrease in our operating assets and liabilities. Cash used was partially offset by noncash charges of $10.5 million, consisting of $9.1 million for the loss on the change in fair value of our future tranche right liability, $0.5 million related to an acquired in-process research and development charge, $0.3 million in share-based compensation, and a $0.5 million change in our deferred rent balance.

Net Cash Used in Investing Activities

During the six months ended June 30, 2020 and 2019, we used $0.2 million and $1.0 million, respectively, for the purchase of property and equipment. We also acquired an in-process research and development technology license from Penn for $0.5 million during the six months ended June 30, 2019.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2020 and 2019, financing activities provided $228.3 million and $66.3 million, respectively, from the sale of our common stock and convertible preferred stock, respectively. During the six months ended June 30, 2020 and 2019, we received $46,000 and $0.2 million from the exercise of stock options, respectively.

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

Critical Accounting Policies and Estimates

During the six months ended June 30, 2020, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Prospectus.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2020, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since our inception in 2017. We incurred net losses of $27.2 million and $44.8 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2020, we had an accumulated deficit of $103.4 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Our operations have consumed significant amounts of cash since inception. As of June 30, 2020, our cash and cash equivalents were $353.4 million. We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. As a result of the COVID-19 outbreak, or similar pandemics, we may experience disruptions that could severely impact our business, manufacturing, preclinical development activities, preclinical studies and planned clinical trials, including:

●	delays or disruptions in preclinical development activities, particularly at Penn, including non-clinical experiments and investigational new drug application-enabling good laboratory practice standard toxicology studies due to unforeseen circumstances in supply chain;
●	interruption or delays in the operations of the U.S. Food and Drug Administration, or the FDA, and comparable foreign regulatory agencies, which may impact timelines for regulatory submission and review, trial initiation and regulatory approval;
●	interruption or delays in our CROs and collaborators meeting expected deadlines or complying with regulatory requirements related to preclinical development activities, preclinical studies and planned clinical trials;
●	interruptions of, or delays in receiving, supplies of our product candidates from our CMOs, particularly at Catalent, due to staffing shortages, productions slowdowns or stoppages and disruptions in delivery systems;
●	delays or difficulties in any planned clinical site initiation, including difficulties in obtaining IRB approvals, recruiting clinical site investigators and clinical site staff;
●	delays or difficulties in enrolling patients in clinical trials;
●	increased rates of patients withdrawing from any planned clinical trials following enrollment as a result of contracting COVID-19 or being forced to quarantine;
●	diversion of healthcare resources away from the conduct of our preclinical development activities, preclinical studies and planned clinical trials, including the diversion of hospitals serving as any potential clinical trial sites and hospital staff supporting the conduct of our planned clinical trials;
●	interruption of planned key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and planned clinical study endpoints;

●	limitations on employee or collaborator resources that would otherwise be focused on the conduct of our preclinical development activities, preclinical studies and planned clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions; and
●	reduced ability to engage with the medical and investor communities due to the cancellation of conferences scheduled throughout the year.

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

Each of our programs and product candidates will require additional preclinical and/or clinical development, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, capacity and expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts before we generate any revenue from product sales. Our product candidates must be authorized for marketing by the FDA, or certain other ex-U.S. regulatory agencies before we may commercialize our product candidates.

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

All of our product candidates are in preclinical development and their risk of failure is high. We currently rely exclusively on GTP for our preclinical and IND-enabling studies. It is impossible to predict when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans. While we have submitted an IND for PGBM01 for the treatment of GM1, the IND has been placed on clinical hold pending additional biocompatibility risk assessments of the proposed ICM delivery device. We must work with the FDA to resolve this clinical hold before commencing our clinical trial for PBGM01. Clinical testing can take many years to complete, and its outcome is inherently uncertain. We will rely on CROs for the clinical development of our lead candidates. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials or early cohorts of our clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials or later cohorts of our clinical trials. Early clinical trials and in particular initial cohorts of early clinical trials often enroll significantly fewer patients than later stage clinical trials or later cohorts of the same clinical trial and may not be as predictive as larger trials. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of product candidates proceeding through clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support clinical development of our current or any of our future product candidates.

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

Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration which, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment. For example, in previous third-party clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a T-cell antibody response, whereby after the vector is within the target cells, the cellular immune response system triggers the removal of transduced cells by activated T-cells. Other recent clinical trials involving high doses of AAV vectors have also resulted in liver damage and death. Further, following administration of any AAV vector, patients are likely to develop neutralizing antibodies specific to the vector administered. Other preclinical studies have suggested that high dosages of AAV administration may result in toxicity due to degeneration of the dorsal root ganglia. Preliminary results of our NHP toxicology studies for our PBGM01 and PBFT02 product candidates have demonstrated trigeminal ganglia and dorsal root ganglia toxicity. Based on these results, and if our vectors demonstrate a similar effect in other programs, we may decide or be required to perform additional preclinical studies or to halt or delay further clinical development of our product candidates.

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

Our collaboration with Penn is critical to our business. We entered into a Research, Collaboration & License Agreement dated September 18, 2018, as amended and restated in May 2020, or the Penn Agreement, with Penn to discover and develop certain AAV vector based therapeutics, and the products developed under such collaboration currently represent all of our product pipeline and discovery programs. We recently entered into an amendment and restatement of the Penn License Agreement to expand the collaboration to include discovery research. We currently rely exclusively on Penn for all of our preclinical research and development capabilities, and in particular GTP under the direction of Dr. Wilson. Pursuant to the Penn Agreement, Penn is responsible for discovery, preclinical development activities, including all IND-enabling non-clinical studies and research grade manufacturing, and other collaborative activities set forth in the plan for the funded research. Either party has the right in certain circumstances to terminate the collaboration pursuant to the terms of the Penn Agreement. If Penn delays or fails to perform its obligations under the Penn Agreement, disagrees with our interpretation of the terms of the collaboration or our discovery plan or terminates our existing agreement, our pipeline of product candidates would be significantly adversely affected and our prospects will be materially harmed.

The term of the research funding portion of the Penn Agreement, under which we have the ability to acquire exclusive rights to additional gene therapy products for rare, monogenic CNS indications, expires in May 2025. In addition, the discovery program, under which we have rights to new technologies for our product candidates is currently also set to expire in May 2025. If we seek to extend our collaboration, we will need to negotiate a new or amended agreement, which may not be available to us on equally favorable terms, if at all. Penn has also entered into collaborations with third parties, including certain of our competitors, addressing targets and disease indications outside the scope of our collaboration. As a result, Penn may have competing interests with respect to their priorities and resources. We may have disagreements with Penn with respect to the interpretation of the Penn Agreement, use of resources or otherwise that could cause our relationship with Penn to deteriorate. As a result, Penn may reduce their focus on, and resources allocated to, our programs, potentially delaying or terminating our ability to advance product candidates through preclinical studies. Additionally, if Dr. Wilson were to leave Penn or to otherwise no longer be meaningfully involved with us, our preclinical research and development capabilities may be substantially reduced.

Further, under the Penn Agreement, Penn is primarily responsible for prosecuting and maintaining our licensed intellectual property, and it may fail to properly prosecute, maintain or defend such intellectual property. In such event, if we are unable to otherwise maintain or defend such intellectual property, we could face the potential invalidation of the intellectual property or be subjected to litigation or arbitration, any of which would be time-consuming and expensive. To enforce the licensed intellectual property rights under the Penn Agreement, we will need to coordinate with Penn, which could slow down or hamper our ability to enforce our licensed intellectual property rights. In such event, we could face increased competition that could materially and adversely affect our business.

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

For the treatment of GM1, there are no approved disease-modifying therapies. We consider our most direct competitors with respect to PBGM01 for the treatment of GM1 to be Axovant Gene Therapies, Ltd., which according to Clinicaltrials.gov, began its clinical trial for a gene therapy treatment for early and late infantile/juvenile GM1 in August 2019, and Lysogene, S.A., which is currently working with regulators to obtain the necessary authorizations prior to starting a Phase 1 clinical trial for a gene therapy treatment for GM1.

For the treatment of FTD, there are no approved disease-modifying therapies. We consider our most direct competitors with respect to PBFT02 for the treatment of FTD-GRN to be Alector, Inc., which announced the start of a Phase 3 clinical trial immune-neurology biologic for FTD-GRN in July 2020, and Prevail Therapeutics Inc., which is expected to initiate a Phase 1/2 clinical trial for a gene therapy treatment for FTD-GRN. Alkermes plc and Arkuda Therapeutics, Inc.

are conducting preclinical research into small molecule approaches targeting specific histone deacetylase treat FTD-GRN patients. We are also aware of other therapeutic approaches in preclinical development that may target FTD-GRN patients.

For the treatment of Krabbe disease, there are no approved disease-modifying therapies. Recently Forge Biologics announced its intent to develop a Krabbe gene therapy candidate that combines bone marrow transplant and gene therapy. We are also aware of an ongoing disease progression study being conducted by the Children’s Hospital of Pittsburgh and certain academic studies. There is some evidence that human stem cell transplant is beneficial for pre-symptomatic infants with Krabbe disease.

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

Currently, our intellectual property protection consists solely of patent applications that we have in-licensed from Penn under the Penn Agreement. The in-licensed patent applications are directed to certain new AAV capsids, to recombinant AAV viruses, or rAAV, capable of delivering certain genes into human cells to treat monogenic disorders of the CNS, to methods of treating those monogenic diseases with rAAV, as well as to certain aspects of our manufacturing capabilities and related technologies.

We also have options under the Penn Agreement to add additional intellectual property to our existing license. To date, we have exercised one option with respect to Charcot-Marie Tooth disease.

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

Under the Penn Agreement, we are subject to various obligations, including diligence obligations such as development and commercialization obligations, as well as potential royalty payments and other obligations. If we fail to comply with any of these obligations or otherwise breach our license agreements, our licensors may have the right to terminate the applicable license in whole or in part. Generally, the loss of any one of our current licenses, or any other license we may acquire in the future, could harm our business, prospects, financial condition and results of operations.

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

Our in-licensed patent family drawn to AAVhu68 capsids is pending in major pharmaceutical markets including the United States, Canada, Europe, Japan, Korea, and China, as well as other jurisdictions; we will not be able to enforce the patent in any jurisdictions in which the application has not been filed. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and we or our licensor may be unable to predict and may fail to seek patent protection in jurisdictions in which protection may ultimately be desired.

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

As of June 30, 2020, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 38% of our capital stock.

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

None.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith

10.1†^	Development Services and Clinical Supply Agreement, dated April 13, 2020, by and between the Registrant and Catalent Maryland, Inc.	10-Q	001-39231	May 11, 2020

10.2	Lease, dated April 10, 2020, by and between the Registrant and Commerce Square Partners - Philadelphia Plaza, L.P.	10-Q	001-39231	May 11, 2020

10.3	First Amendment to Lease, dated April 10, 2020, by and between the Registrant and Philadelphia Plaza – Phase II LP	10-Q	001-39231	May 11, 2020

10.4†^	Amended and Restated Sponsored Research, Collaboration and License Agreement, dated May 5, 2020, by and between the Registrant and The Trustees of the University of Pennsylvania				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

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

PASSAGE BIO, INC.

Date: August 13, 2020	By:	/s/ Bruce Goldsmith
Dr. Bruce Goldsmith, Ph.D.
Chief Executive Officer and President

Date: August 13, 2020	By:	/s/ Richard Morris
Richard Morris
Chief Financial Officer