Form 10-Q
period 2020-09-30
Passage BIO, Inc.
filed 2020-11-10
CIK 1787297

Y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 10, 2020, the registrant had 45,534,682 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Passage Bio, Inc.

Balance Sheets

(Unaudited)

(in thousands, except share data)	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$200,570	$158,874
Marketable securities	135,131	—
Prepaid expenses	1,748	156
Prepaid research and development	12,058	6,745
Total current assets	349,507	165,775
Property and equipment, net	915	1,087
Other assets	8,269	11,751
Total assets	$358,691	$178,613
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,441	$629
Accrued expenses and other current liabilities	15,662	3,052
Total current liabilities	19,103	3,681
Deferred rent	643	504
Other liabilities	42	76
Total liabilities	19,788	4,261
Convertible preferred stock, $0.0001 par value:
Series A‑1 convertible preferred stock: 63,023,258 shares authorized, issued and outstanding at December 31, 2019	—	74,397
Series A‑2 convertible preferred stock: 22,209,301 shares authorized; issued and outstanding at December 31, 2019	—	46,311
Series B convertible preferred stock: 33,592,907 shares authorized, issued and outstanding at December 31, 2019	—	109,897
Total convertible preferred stock	—	230,605
Commitments and Contingencies (note 7)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 300,000,000 shares authorized; 45,885,052 shares issued and 45,534,682 shares outstanding at September 30, 2020 and 5,194,518 shares issued and 4,293,039 shares outstanding at December 31, 2019	4	—
Additional paid‑in capital	470,890	2,410
Accumulated other comprehensive loss	(40)	—
Accumulated deficit	(131,951)	(58,663)
Total stockholders’ equity (deficit)	338,903	(56,253)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$358,691	$178,613

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
Operating expenses:
Research and development	$20,837	$10,434	$53,856	$19,766
Acquired in‑process research and development	—	—	—	500
General and administrative	7,793	1,209	19,990	3,331
Loss from operations	(28,630)	(11,643)	(73,846)	(23,597)
Change in fair value of future tranche right liability	—	—	—	(9,141)
Interest income, net	99	255	558	255
Net loss	$(28,531)	$(11,388)	$(73,288)	$(32,483)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.63)	$(2.68)	$(2.02)	$(7.70)
Weighted average common shares outstanding, basic and diluted	45,503,794	4,248,835	36,273,495	4,218,907
Comprehensive loss:
Net loss	$(28,531)	$(11,388)	$(73,288)	$(32,483)
Unrealized loss on available-for-sale securities	(40)	—	(40)	—
Comprehensive loss	$(28,571)	$(11,388)	$(73,328)	$(32,483)

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Convertible preferred stock						Stockholders’ equity
	Series A‑1		Series A‑2		Series B		Common stock		Additional	Accumulated other	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid‑in capital	comprehensive loss	deficit	Total
Balance at July 1, 2020	—	—	—	—	—	—	45,443,541	$4	$466,812	$—	$(103,420)	$363,396
Vesting of early exercise option awards	—	—	—	—	—	—	48,081	—	1	—	—	1
Exercise of stock options	—	—	—	—	—	—	43,060	—	44	—	—	44
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	(40)		(40)
Share‑based compensation expense	—	—	—	—	—	—	—	—	4,033	—	—	4,033
Net loss	—	—	—	—	—	—	—	—	—	—	(28,531)	(28,531)
Balance at September 30, 2020	—	$—	—	$—	—	$—	45,534,682	$4	$470,890	$(40)	$(131,951)	$338,903

	Convertible preferred stock						Stockholders’ equity
	Series A‑1		Series A‑2		Series B		Common stock		Additional	Accumulated other	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid‑in capital	comprehensive loss	deficit	Total
Balance at January 1, 2020	63,023,258	$74,397	22,209,301	$46,311	33,592,907	$109,897	4,293,039	$—	$2,410	$—	$(58,663)	$(56,253)
Vesting of early exercise option awards	—	—	—	—	—	—	551,130	—	34	—	—	34
Exercise of stock options	—	—	—	—	—	—	87,836	—	90	—	—	90
Conversion of convertible preferred stock upon initial public offering	(63,023,258)	(74,397)	(22,209,301)	(46,311)	(33,592,907)	(109,897)	26,803,777	3	230,602	—	—	230,605
Sale of common stock in initial public offering, net of issuance costs of $3,495	—	—	—	—	—	—	13,798,900	1	227,498	—	—	227,499
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	(40)	—	(40)
Share‑based compensation expense	—	—	—	—	—	—	—	—	10,256	—	—	10,256
Net loss	—	—	—	—	—	—	—	—	—	—	(73,288)	(73,288)
Balance at September 30, 2020	—	$—	—	$—	—	$—	45,534,682	$4	$470,890	$(40)	$(131,951)	$338,903

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share data)

(Unaudited)

	Convertible preferred stock						Stockholders’ deficit
	Series A‑1		Series A‑2		Series B		Common stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid‑in capital	deficit	Total
Balance at July 1, 2019	63,023,258	$74,397	22,209,301	$46,311	—	$—	4,210,315	$—	$1,193	$(34,124)	$(32,931)
Vesting of early exercise option awards	—	—	—	—	—	—	76,849	—	78	—	78
Sale of Series B convertible preferred stock, net of issuance costs of $102	—	—	—	—	33,592,907	109,897	—	—	—	—	—
Share‑based compensation expense	—	—	—	—	—	—	—	—	95	—	95
Net loss	—	—	—	—	—	—	—	—	—	(11,388)	(11,388)
Balance at September 30, 2019	63,023,258	$74,397	22,209,301	$46,311	33,592,907	$109,897	4,287,164	$—	$1,366	$(45,512)	$(44,146)

	Convertible preferred stock						Stockholders’ deficit
	Series A‑1		Series A‑2		Series B		Common stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid‑in capital	deficit	Total
Balance at January 1, 2019	44,418,606	$43,118	—	$—	—	$—	4,195,649	$—	$856	$(13,029)	$(12,173)
Vesting of early exercise option awards	—	—	—	—	—	—	91,515	—	92	—	92
Sale of Series A-1 convertible preferred stock, net of issuance costs of $19	18,604,652	19,981	—	—	—	—	—	—	—	—	—
Sale of Series A‑2 convertible preferred stock, net of issuance costs of $1,439	—	—	22,209,301	46,311	—	—	—	—	—	—	—
Sale of Series B convertible preferred stock, net of issuance costs of $102	—	—	—	—	33,592,907	109,897	—	—	—	—	—
Reclassification of future tranche right upon exercise	—	11,298	—	—	—	—	—	—	—	—	—
Share‑based compensation expense	—	—	—	—	—	—	—	—	418	—	418
Net loss	—	—	—	—	—	—	—	—	—	(32,483)	(32,483)
Balance at September 30, 2019	63,023,258	$74,397	22,209,301	$46,311	33,592,907	$109,897	4,287,164	$—	$1,366	$(45,512)	$(44,146)

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2020	2019
Cash flows used in operating activities:
Net loss	$(73,288)	$(32,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of future tranche right liability	—	9,141
Acquired in‑process research and development	—	500
Depreciation and amortization	522	89
Share‑based compensation	10,256	418
Amortization of premium and discount on marketable securities, net	47	—
Deferred rent	139	467
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,127	(10,011)
Prepaid research and development	(5,313)	7,952
Accounts payable	2,804	(133)
Accrued expenses and other current liabilities	12,610	1,642
Net cash used in operating activities	(51,096)	(22,418)
Cash flows used in investing activities:
Purchases of marketable securities	(135,218)	—
Purchase of technology licenses	—	(500)
Purchases of property and equipment	(342)	(1,150)
Net cash used in investing activities	(135,560)	(1,650)
Cash flows provided by financing activities:
Proceeds from issuance of common stock upon initial public offering, net of offering costs	228,262	—
Proceeds from the sale of Series A‑1 convertible preferred stock and future tranche right, net of offering costs	—	19,981
Proceeds from the sale of Series A‑2 convertible preferred stock, net of offering costs	—	46,311
Proceeds from the sale of Series B convertible preferred stock, net of offering costs	—	109,953
Deferred offering costs	—	(20)
Proceeds from early exercise stock options	90	176
Net cash provided by financing activities	228,352	176,401
Net increase in cash and cash equivalents	41,696	152,333
Cash and cash equivalents at beginning of period	158,874	24,861
Cash and cash equivalents at end of period	$200,570	$177,194
Supplemental disclosure of non‑cash investing and financing activities:
Reclassification of deferred offering costs paid in a prior period	$763	$—
Reclassification of the future tranche right liability upon exercise	$—	$11,298
Series B convertible preferred stock offering costs in accrued expenses	$—	$56
Unrealized loss on marketable securities	$40	$—
Property and equipment in accounts payable	$8	$15
Vesting of early exercise option awards	$34	$14

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

1. Nature of Operations

Passage Bio, Inc. (the Company), a Delaware corporation incorporated in July 2017, is a genetic medicines company focused on advancing transformative therapies for rare monogenic central nervous system diseases. The Company has a strategic research collaboration with the Trustees of the University of Pennsylvania’s (Penn) Gene Therapy Program (GTP) that provides the Company with access to one of the premier research institutions in the world for the discovery and preclinical development of genetic medicine product candidates and exclusive rights to certain rare, monogenic central nervous system (CNS) indications. Under this collaboration, GTP conducts discovery and investigation new drug enabling preclinical activities and the Company conducts all clinical development, regulatory strategy, and commercialization activities under the agreement. The Company also has a collaboration agreement and a development services and clinical supply agreement with Catalent Maryland, Inc. (Catalent) (formerly Paragon Bioservices, Inc.) for clinical scale manufacturing requirements.

2. Risks and Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $132.0 million as of September 30, 2020. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.

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

The Company’s operations have consisted primarily of organizing the Company, securing financing, developing licensed technology, performing research, conducting preclinical studies and preparing to commence clinical trials. The Company faces risks associated with early-stage biotechnology companies whose product candidates are in development. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing, establishing manufacturing capacity and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital for the Company to complete its research and development, achieve its research and development objectives, defend its intellectual property rights, and recruit and retain skilled personnel, and key members of management. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and marketable securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash, cash equivalents, and marketable securities.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

Cash and cash equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of September 30, 2020 consisted of money market mutual funds invested in U.S. Treasury obligations, certificates of deposit, commercial paper, and corporate debt securities with original maturities of three months or less.

Marketable securities

The Company classifies its marketable securities as available-for-sale, which include commercial paper, certificates of deposit, corporate debt securities and U.S. government and non-U.S. government debt securities with original maturities of greater than three months. These securities are carried at fair market value, with unrealized gains and losses reported in comprehensive loss and accumulated other comprehensive loss within stockholders’ equity. Gains or losses on marketable securities sold are based on the specific identification method.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Three and Nine Months Ended September 30,
	2020	2019
Series A‑1 convertible preferred stock	—	14,216,333
Series A‑2 convertible preferred stock	—	5,009,808
Series B convertible preferred stock	—	7,577,636
Stock options (including shares subject to repurchase)	6,956,525	1,304,196
Stock options vested and exercised, but subject to settlement of nonrecourse promissory notes	—	301,391
Employee stock purchase plan	17,411	—
	6,973,936	28,409,364

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which replaces the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 was subsequently updated by ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, to clarify that entities should include recoveries when estimating the allowance for credit losses. This guidance is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 and must be adopted using a modified retrospective approach, with certain exceptions. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

4. Cash, cash equivalents and marketable securities

The following table provides details regarding the Company’s portfolio of cash and cash equivalents:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2020:
Cash accounts in banking institutions	$74,391	$—	$—	$74,391
Money market funds	84,398	—	—	84,398
Certificates of deposit	4,282	—	—	4,282
Commercial paper	34,440	—	—	34,440
Corporate debt securities	3,059	—	—	3,059
Total	$200,570	$—	$—	$200,570

December 31, 2019:
Cash accounts in banking institutions	$3,028	$—	$—	$3,028
Money market funds	155,846	—	—	155,846
Total	$158,874	$—	$—	$158,874

The following table provides details regarding the Company’s portfolio of marketable securities:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2020:
Certificates of deposit	$2,000	$—	$—	$2,000
Commercial paper	28,040	3	—	28,043
Corporate debt securities	74,745	—	(37)	74,708
U.S. government securities	24,447	—	(5)	24,442
Non-U.S. government securities	5,939	—	(1)	5,938
Total	$135,171	$3	$(43)	$135,131

The Company did not have marketable securities as of December 31, 2019.

5. Fair Value of Financial Instruments

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

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

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis:

	Fair value measurement at
	reporting date using
	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
September 30, 2020:
Assets
Cash and cash equivalents:
Money market fund	$84,398	$—	$—
Certificates of deposit	—	4,282	—
Commercial paper	—	34,440	—
Corporate debt securities	—	3,059	—
Total cash and cash equivalents	84,398	41,781	—

Marketable securities:
Certificates of deposit	—	2,000	—
Commercial paper	—	28,043	—
Corporate debt securities	—	74,708	—
U.S. government securities	—	24,442	—
Non-U.S. government securities	—	5,938	—
Total marketable securities	—	135,131	—

Total financial assets	$84,398	$176,912	$—

December 31, 2019:
Assets
Cash and cash equivalents:
Money market fund	$155,846	$—	$—

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Professional fees	$332	$997
Compensation and related benefits	2,923	1,502
Research and development	12,238	507
Other	169	46
	$15,662	$3,052

7. Commitments and Contingencies

Amended and Restated Research, Collaboration and License Arrangement with Penn

In May 2020, the Company amended and restated its research, collaboration and licensing agreement with Penn (the Penn Agreement) for research and development collaborations and exclusive license rights to patents for certain products and technologies, which superseded the Company’s existing sponsored research, collaboration and licensing agreement with Penn, dated September 18, 2018, as amended. Under the Penn Agreement, in addition to the obligation to fund certain research relating to the preclinical development of selected products, the Company will fund discovery research conducted by Penn for five years, beginning in May 2020, and will receive exclusive rights, subject to certain limitations, to technologies resulting from the discovery research for the Company’s products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation improvements. This funding commitment is $5.0 million annually, with quarterly payments of $1.3 million beginning in the third quarter of 2020. The Penn Agreement also increased the number of remaining options available to the Company to commence additional licensed programs for rare, monogenic CNS indications from six to eleven, and extended the option exercise window by three years. Accordingly, the window to exercise all eleven remaining options extends to May 2025. If the Company were to exercise any of these options, it would owe Penn a non-refundable upfront fee of $1.0 million per product indication.

Catalent Agreements

In June 2019, the Company entered into a collaboration agreement (the Catalent Collaboration Agreement) with Catalent. As part of the Catalent Collaboration Agreement, the Company paid Catalent an upfront fee for the commissioning, qualification, validation and equipping of a clean room suite (the Clean Room Suite). Subject to validation of the Clean Room Suite, which was completed in the fourth quarter of 2020, the Company will pay an annual fee for five years for the use of the Clean Room Suite and is also committed to minimum annual purchase commitments.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

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
$12,046

The estimated future minimum lease payments under the Company’s Existing Lease Agreement as of September 30, 2020 is $0.1 million.

The Company recognized rent expense of $0.2 million and $50,000 during the three months ended September 30, 2020 and 2019, respectively, and $0.3 million and $0.1 million during the nine months ended September 30, 2020 and 2019, respectively, related to its operating leases.

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

8. Convertible Preferred Stock and Common Stock

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

9. Share-Based Compensation

Equity Incentive Plan

The Company has two equity incentive plans: the 2018 Equity Incentive Plan, as amended (the 2018 Plan), and the 2020 Equity Incentive Plan. New awards can only be granted under the 2020 Equity Incentive Plan (the Plan). The total number of shares authorized under the Plan as of September 30, 2020 was 5,362,823. Of this amount, 3,654,629 shares were available for future grants as of September 30, 2020. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021 and continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. The Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreement, generally over four-year periods, and have a term of ten years.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded share-based compensation expense in the following expense categories in its accompanying statements of operations for the period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Research and development	$1,477	$27	$3,833	$53
General and administrative	2,556	68	6,423	365
	$4,033	$95	$10,256	$418

During the nine months ended September 30, 2020, the Company modified certain awards and recognized an additional $0.7 million related to the modifications, $0.6 million of which was recognized in research and development expense and $0.1 million was recognized in general and administrative expense.

The following table summarizes stock option activity for the nine months ended September 30, 2020:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2020	2,577,719	$5.90	9.3
Granted	4,345,318	14.81
Exercised	(87,836)	1.02
Forfeited	(229,046)	1.02
Outstanding at September 30, 2020	6,606,155	$12.00	9.5
Exercisable at September 30, 2020	689,514	$6.84	8.9
Vested or expected to vest at September 30, 2020	6,606,155	$12.00	9.5

The weighted-average grant date fair value of options granted was $11.27 and $0.76 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the total unrecognized compensation expense related to unvested stock option awards was $48.3 million, which the Company expects to recognize over a weighted-average period of 3.2 years.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Nine Months Ended September 30,
	2020	2019
Expected volatility	95.5%	87.1%
Risk‑free interest rate	1.2%	2.4%
Expected term	6.06 years	5.57 years
Expected dividend yield	—	—

The 2018 Plan provides certain holders of stock options an election to early exercise prior to vesting. The Company has the right to repurchase early exercised options without transferring any appreciation in the value of the underlying shares to the employee if the employee terminates employment before the end of the original vesting period. The repurchase price is the lesser of the original exercise price or the then fair value of the Company’s common stock. At September 30, 2020, $42,000 of proceeds from unvested early exercised options were recognized as a non-current liability in other liabilities in the accompanying balance sheet.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The 2018 Plan allowed for the exercise of options to be financed with nonrecourse notes. For accounting purposes, payment of principal and interest are viewed as the exercise price of the option. Therefore, no interest income was recognized.

The following table summarizes activity relating to early exercises of stock options during the nine months ended September 30, 2020:

Number of shares
Unvested balance at January 1, 2020	494,603
Vested	(144,233)
Unvested balance at September 30, 2020	350,370

Nonrecourse Promissory Notes with Related Parties

In February 2019, the Company’s interim chief executive officer and chief operating officer elected to early exercise 688,875 and 309,994 stock options, respectively, in exchange for cash proceeds of $0.2 million and nonrecourse promissory notes (the Notes) of $0.8 million. The Notes bore interest at 2.91% and were secured by the underlying shares of common stock that were issued. In January 2020, the Company forgave the Notes and associated interest related to the early exercise of stock options by the interim chief executive officer and chief operating officer. An aggregate of 406,897 shares that were previously not considered outstanding for accounting purposes due to being secured by the Notes became outstanding upon the forgiveness of the Notes in January 2020.

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

Effective March 3, 2020, employees who elected to participate in the ESPP commenced payroll withholdings that accumulate through November 15, 2020. In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock at 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $63,000 and $0.1 million during the three and nine months ended September 30, 2020 related to the ESPP.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

10. Related-Party Transactions

Penn Agreement

As part of the Penn Agreement, Penn was issued shares of the Company’s common stock in 2018. Research and development expenses with Penn during the three months ended September 30, 2020 and 2019 were $5.4 million and $9.2 million, respectively. Research and development expenses with Penn during the nine months ended September 30, 2020 and 2019 were $23.3 million and $18.8 million, respectively. The Company made $19.3 million in cash payments to Penn during the nine months ended September 30, 2020, and had a prepaid research and development asset of $9.9 million and $5.7 million as of September 30, 2020 and December 31, 2019, respectively, in the accompanying balance sheets.

Consulting Agreement

James M. Wilson, M.D., Ph.D., an employee of Penn and one of the co-founders of the Company who was issued shares of the Company’s common stock in 2018, serves as the Company’s chief scientific advisor pursuant to a consulting agreement. The Company recognized $31,000 and $93,000 of expense related to these services during the three and nine months ended September 30, 2020, including $6,000 and $18,000, respectively, of share-based compensation expense.

11. Subsequent Events

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

Overview and Pipeline

We are a genetic medicines company focused on developing transformative therapies for rare, monogenic central nervous system, or CNS, disorders with limited or no approved treatment options. Our vision is to finally fulfill the promise of gene therapy for patients with rare monogenic CNS diseases, by curing previously incurable disorders and transforming lives. To achieve our vision, we have assembled a world-class team whose members have decades of collective experience in genetic medicines and rare disease drug development and commercialization. The field of genetic medicine is rapidly expanding and we believe we have a differentiated approach to developing treatments for rare, monogenic CNS disorders that enables us to select and advance product candidates with a higher probability of technical and regulatory success. We have entered into a strategic research collaboration with the Trustees of the University of Pennsylvania’s, or Penn’s, Gene Therapy Program, or GTP, headed by Dr. James Wilson, a leader in the genetic medicines field. We leverage our close working relationship with the Orphan Disease Center, or the ODC, at Penn to develop historical and prospective external data for each disease for use in building comparable patient profiles of participants in interventional trials. Through these collaborations we have assembled a deep portfolio of genetic medicine product candidates all of which we retain global rights to, the details of which are outlined in the below table:

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

In June 2020, we submitted our investigational new drug application, or IND, to the U. S. Food and Drug Administration, or FDA, for PBGM01 for the treatment of infantile GM1. In August 2020, we received a letter from the FDA that the IND was placed on clinical hold pending additional biocompatibility risk assessments and/or testing of the proposed ICM delivery device. We are currently conducting additional biocompatibility risk assessments. Based on our own internal assessment, we are confident that we can respond rapidly to FDA regarding the biocompatibility risk of our ICM delivery device, and that our device will ultimately clear FDA’s biocompatibility requirements.

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

As a result of the clinical hold, we now expect to initiate a multi-center, open-label, single-arm Phase 1/2 clinical trial of PBGM01 in patients with a diagnosis of early and late infantile GM1 in the first quarter of 2021, and we expect to report our initial 30-day safety and biomarker data mid-year 2021.

We are currently funding a GM1 natural history study being conducted by the ODC to collect prospective data on clinical disease progression in infantile and juvenile GM1. This data will be used to construct natural history patient profiles for use as matched case controls for comparison to the profiles of treated participants in our planned Phase 1/2 clinical trial. In April 2020, the FDA, granted Orphan Drug Designation, or ODD, and in May 2020, the FDA granted Rare Pediatric Disease Designation, RPDD, to PBGM01. These designations represent an important recognition of the dire need for an effective treatment option for those suffering from GM1. The ODD grants us financial incentives to support clinical development and the potential for up to seven years of market exclusivity in the U.S. upon regulatory approval, while the under the RPDD program, a sponsor who receives approval for a drug or biologic for a “rare pediatric disease” may qualify for a priority review voucher that may be sold or transferred. In October 2020, the European Commission granted ODD to PBGM01.

PBFT02 for the Treatment of FTD-GRN

We are currently developing PBFT02 for the treatment of frontotemporal dementia, or FTD, which utilizes an AAV1 capsid to deliver to the brain a functional granulin, or GRN, gene encoding progranulin, for the treatment of FTD caused by a deficiency of progranulin, or FTD-GRN. Currently, there are no disease-modifying therapies approved for the treatment of FTD-GRN. We believe PBFT02 may provide patients with significantly improved outcomes. In a non-human primate, or NHP model, we observed superior transduction results of the CNS using our ICM method of administration and an AAV1 capsid compared to other AAV capsids. We expect to submit an IND for PBFT02 shortly after clearance is received from the FDA on the IND for GM1. We expect to initiate a Phase 1/2 trial in the first half of 2021 and anticipate clinical data to be available in the second half of 2021.

PBKR03 for the Treatment of Krabbe disease

We are currently developing PBKR03, which utilizes a proprietary, next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional GALC gene encoding the hydrolytic enzyme galactosylceramidase, for infantile Krabbe disease. Currently, there are no disease-modifying therapies approved for the treatment of Krabbe disease. We believe PBKR03 may provide patients with significantly improved outcomes. In preclinical models, we have observed meaningful transduction of both the CNS and critical peripheral organs for Krabbe patients using our ICM method of administration in combination with our next-generation AAVhu68 capsid. In October 2020, the FDA granted RPDD and ODD to PBKR03 for the treatment of Krabbe disease. We expect to submit an IND for PBKR03 shortly after clearance is received from the FDA on the IND for GM1. We expect to initiate a Phase 1/2 trial in the first half of 2021 and anticipate clinical data to be available in the second half of 2021.

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

Business Overview

We were incorporated in July 2017 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to acquiring and developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. Historically, we have funded our operations through the sale of convertible preferred stock and then, in the first quarter of 2020, we closed our IPO and received net proceeds of $227.5 million. Our net loss was $28.5 million and $73.3 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, we had an accumulated deficit of $132.0 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of September 30, 2020, we had cash, cash equivalents and marketable securities of $335.7 million. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023.

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

Financial Operations Overview

License Agreement

University of Pennsylvania

In May 2020, we entered into an amended and restated research, collaboration and licensing agreement, or the Penn Agreement, with Penn, for research and development collaborations and exclusive license rights to patents for certain products and technologies, which superseded the sponsored research, collaboration and licensing agreement we entered into with Penn in September 2018. Under the Penn Agreement, in addition to the obligation to fund certain research relating to the preclinical development of selected products, we will fund discovery research conducted by Penn for five years, beginning in May 2020, and will receive exclusive rights, subject to certain limitations, to technologies resulting from the discovery program for Passage Bio products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation improvements. Our funding commitment is $5.0 million a year for five years, with quarterly payments of $1.3 million. Under the Penn Agreement we have eleven options available to us to commence additional licensed programs for rare, monogenic CNS indications until May 2025. If we were to exercise any of these eleven options, we would owe Penn a non-refundable upfront fee of $1.0 million per product indication.

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

Collaboration and Manufacturing and Supply Agreements

Catalent

We have a collaboration agreement with Catalent Maryland, Inc. or Catalent (formerly Paragon Bioservices, Inc.), or the Catalent Collaboration Agreement. As part of the Catalent Collaboration Agreement, we paid Catalent an upfront fee for the commissioning, qualification, validation and equipping of a clean room suite. Subject to validation of the clean room suite, which was completed in the fourth quarter of 2020, we will pay an annual fee for five years for the use of the clean room suite.

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

Interest Income, net

Interest income, net consists of interest earned on our cash equivalents and marketable securities, offset by amortization of premium and discount on our marketable securities.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table sets forth our results of operations for the three months ended September 30, 2020 and 2019.

	Three months ended
	September 30,
(in thousands)	2020	2019	Change
Operating expenses:
Research and development	$20,837	$10,434	$10,403
General and administrative	7,793	1,209	6,584
Loss from operations	(28,630)	(11,643)	16,987
Interest income, net	99	255	(156)
Net loss	$(28,531)	$(11,388)	$(17,143)

Research and Development Expenses

Research and development expenses increased by $10.4 million to $20.8 million for the three months ended September 30, 2020 from $10.4 million for the three months ended September 30, 2019. The increase was primarily due to an increase of $8.3 million in clinical manufacturing costs, a $1.0 million increase in clinical development costs and a $0.9 million increase in consulting expense as we prepare for our clinical trials to begin in early 2021. We also had a $4.5 million increase in personnel-related costs, including share-based compensation, due to an increase in employee headcount in the research and development function. These increases were offset by a $4.3 million decrease in pre-clinical research and development costs incurred as we finalized work associated with our lead indications in preparation for IND filings.

We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs on a program-by-program basis. Research and development expenses are summarized by program in the table below:

	Three months ended
	September 30,
(in thousands)	2020	2019
GM1	$2,840	$2,143
FTD‑GRN	6,151	2,297
Krabbe	5,086	3,835
MLD	959	54
ALS	215	548
CMT2A	240	—
Internal costs, including personnel related	5,346	1,557
	$20,837	$10,434

General and Administrative Expenses

General and administrative expenses increased by $6.6 million to $7.8 million for the three months ended September 30, 2020 from $1.2 million for the three months ended September 30, 2019. The increase was primarily due to a $4.4 million increase in personnel-related and share-based compensation expense due to an increase in employee headcount. Our professional fees and facility costs also increased by $0.6 million and $1.6 million, respectively, as we expanded our operations to support our research and development efforts and incurred more costs associated with operating as a public company.

Interest Income, net

Interest income, net was $0.1 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and marketable securities.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table sets forth our results of operations for the nine months ended September 30, 2020 and 2019.

	Nine months ended
	September 30,
(in thousands)	2020	2019	Change
Operating expenses:
Research and development	$53,856	$19,766	$34,090
Acquired in‑process research and development	—	500	(500)
General and administrative	19,990	3,331	16,659
Loss from operations	(73,846)	(23,597)	(50,249)
Change in fair value of future tranche right liability	—	(9,141)	9,141
Interest income, net	558	255	303
Net loss	$(73,288)	$(32,483)	$(40,805)

Research and Development Expenses

Research and development expenses increased by $34.1 million to $53.9 million for the nine months ended September 30, 2020 from $19.8 million for the nine months ended September 30, 2019. The increase was primarily due to an increase of $5.0 million in research and development costs incurred in preparation for IND filings, an increase of $13.3 million in clinical manufacturing costs, a $4.0 million increase in clinical development costs and a $2.0 million increase in consulting expense as we prepare for our clinical trials to begin in late 2020 and early 2021. We also had a $8.9 million increase in personnel-related costs, including share-based compensation, and a $0.9 million increase in facility and other costs due to an increase in employee headcount in the research and development function.

We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs on a program-by-program basis. Research and development expenses are summarized by program in the table below:

	Nine months ended
	September 30,
(in thousands)	2020	2019
GM1	$10,349	$3,665
FTD‑GRN	14,714	6,558
Krabbe	11,240	4,807
MLD	2,186	1,339
ALS	756	982
CMT2A	578	—
Internal costs, including personnel related	14,033	2,415
	$53,856	$19,766

Acquired In-Process Research and Development Expenses

The Company incurred a license fee of $0.5 million with Penn during the nine months ended September 30, 2019.

General and Administrative Expenses

General and administrative expenses increased by $16.7 million to $20.0 million for the nine months ended September 30, 2020 from $3.3 million for the nine months ended September 30, 2019. The increase was primarily due to a $11.6 million increase in personnel-related and share-based compensation expense due to increases in employee headcount. Our professional fees also increased by $1.9 million and our insurance and facility costs increased by $3.3 million as we expanded our operations to support our research and development efforts and incurred more costs associated with operating as a public company.

Change in Fair Value of Future Tranche Right Liability

The change in fair value of our future tranche right liability related to our Series A-1 preferred stock was primarily due to the increase in the estimated fair value of our Series A-2 convertible preferred stock. The future tranche right liability was settled in May 2019.

Interest Income, net

Interest income, net was $0.6 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Overview

From inception through December 31, 2019, we funded our operations through the sale of convertible preferred stock, receiving aggregate net proceeds of $222.1 million. Upon the completion of our IPO, we received net proceeds of $227.5 million. As of September 30, 2020, we had $335.7 million in cash, cash equivalents and marketable securities and had an accumulated deficit of $132.0 million. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine months ended
	September 30,
(in thousands)	2020	2019
Cash used in operating activities	$(51,096)	$(22,418)
Cash used in investing activities	(135,560)	(1,650)
Cash provided by financing activities	228,352	176,401
Net increase in cash and cash equivalents	$41,696	$152,333

Net Cash Used in Operating Activities

During the nine months ended September 30, 2020, we used $51.1 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $73.3 million. The primary use of cash was to fund our operations related to the development of our product candidates. Cash used in operating activities was partially offset by non-cash charges of $11.0 million related to share-based compensation, depreciation, amortization of premium and discount, net and changes in deferred rent as well as a $11.2 million net increase in our operating assets and liabilities.

During the nine months ended September 30, 2019, we used $22.4 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $32.5 million as well as a $0.6 million net decrease in our operating assets and liabilities. Cash used was partially offset by noncash charges of $10.6 million, consisting of $9.1 million for the loss on the change in fair value of our future tranche right liability, $0.5 million related to an acquired in-process research and development charge, $0.4 million in share-based compensation, and a $0.5 million change in our deferred rent balance.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2020, we purchased $135.2 million in marketable securities. During the nine months ended September 30, 2020 and 2019, we used $0.3 million and $1.2 million, respectively, for the purchase of property and equipment. We also acquired an in-process research and development technology license from Penn for $0.5 million during the nine months ended September 30, 2019.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2020 and 2019, financing activities provided $228.3 million and $176.2 million, respectively, from the sale of our common stock and convertible preferred stock, respectively. During the nine months ended September 30, 2020 and 2019, we received $90,000 and $0.2 million from the exercise of stock options, respectively.

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

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2020, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Prospectus.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2020, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those immediately following this summary. Some of these risks are:

●	We are a preclinical stage genetic medicines company with a history of operating losses, and we may not achieve or sustain profitability. We anticipate that we will continue to incur losses for the foreseeable future. Our limited operating history may make it difficult for you to evaluate our success to date and to assess our future viability.

●	The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our preclinical development activities and planned clinical trials.
●	We will need to raise additional funding before we can expect to become profitable from any potential future sales of our products.

●	We are very early in our development efforts. Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them.

●	Preclinical and clinical development involve a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates.

●	Gene therapy is a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.

●	Our product candidates may cause undesirable and unforeseen side effects, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences.

●	The disorders we seek to treat have low prevalence and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue if approved.

●	We currently rely exclusively on our collaboration with Penn for our preclinical research and development, including for discovering, preclinically developing and conducting all IND-enabling studies for our lead product candidates and our near-term future pipeline.

●	Gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in our development or commercialization programs or otherwise harm our business.

●	We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies or technologies that are more advanced or effective than ours.

●	We currently rely and expect to continue to rely on third-party manufacturers to produce clinical supply of our product candidates.

●	If we are unable to obtain and maintain patent protection or other necessary rights for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or our rights under licensed patents is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

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

We are a preclinical stage genetic medicines company with a limited operating history on which to base your investment decision. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital and entering into collaboration and vendor agreements for conducting preclinical research and development activities for our product candidates. All of our lead product candidates are still in the preclinical testing stage. We have no products in clinical development or approved for commercial sale and have not generated any revenue from commercial product sales, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. We have funded our operations to date through proceeds from sales of our convertible preferred stock, and the completion of our initial public offering, or IPO, and do not expect to receive revenue for many years, if ever.

We have incurred net losses since our inception in 2017. We incurred net losses of $28.5 million and $73.3 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, we had an accumulated deficit of $132.0 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

We expect that it will be several years, if ever, before we have a commercialized product. We anticipate that our expenses will increase substantially if, and as, we:

●	continue to advance the preclinical and clinical development of our existing product candidates and discovery stage programs;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	hire additional clinical, quality control, regulatory, manufacturing, scientific and administrative personnel;
●	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	maintain, expand and protect our intellectual property portfolio; and
●	incur additional legal, accounting or other expenses in operating our business, including the additional costs associated with operating as a public company.

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

Our operations have consumed significant amounts of cash since inception. As of September 30, 2020, our cash, cash equivalents and marketable securities were $335.7 million. We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	the scope, timing, progress and results of discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
●	the costs of manufacturing our product candidates for clinical trials and in preparation for marketing approval and commercialization;
●	the extent to which we enter into collaborations or other arrangements with additional third parties in order to further develop our product candidates;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the costs and fees associated with the discovery, acquisition or in-license of additional product candidates or technologies;
●	our ability to establish collaborations on favorable terms, if at all;
●	the costs required to scale up our clinical, regulatory and manufacturing capabilities;
●	the costs of future commercialization activities, if any, including establishing sales, marketing, manufacturing and distribution capabilities, for any of our product candidates for which we receive marketing approval; and
●	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. As a result of the COVID-19 outbreak, or similar pandemics, we may experience disruptions that could severely impact our business, manufacturing, preclinical development activities, preclinical studies and planned clinical trials, including:

●	delays or disruptions in preclinical development activities, particularly at Penn, including non-clinical experiments and investigational new drug application-enabling good laboratory practice standard toxicology studies due to unforeseen circumstances in employee resources or supply chain;
●	interruption or delays in the operations of the U.S. Food and Drug Administration, or the FDA, and comparable foreign regulatory agencies, which may impact timelines for regulatory submission and review, trial initiation and regulatory approval;
●	interruption or delays in our CROs and collaborators meeting expected deadlines or complying with regulatory requirements related to preclinical development activities, preclinical studies and planned clinical trials;
●	interruptions of, or delays in receiving, supplies of our product candidates from our CMOs, particularly at Catalent, due to staffing shortages, productions slowdowns or stoppages and disruptions in delivery systems;
●	delays or difficulties in any planned clinical site initiation, including difficulties in obtaining IRB approvals, recruiting clinical site investigators and clinical site staff;
●	delays or difficulties in enrolling patients in clinical trials;
●	increased rates of patients withdrawing from any planned clinical trials following enrollment as a result of contracting COVID-19 or being forced to quarantine;
●	diversion of healthcare resources away from the conduct of our preclinical development activities, preclinical studies and planned clinical trials, including the diversion of hospitals serving as any potential clinical trial sites and hospital staff supporting the conduct of our planned clinical trials;
●	interruption of planned key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and planned clinical study endpoints;

●	limitations on employee or collaborator resources that would otherwise be focused on the conduct of our preclinical development activities, preclinical studies and planned clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions; and
●	reduced ability to engage with the medical and investor communities due to the cancellation of conferences scheduled throughout the year.

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

The clinical and commercial success of our product candidates will depend on several factors, including the following:

●	timely and successful completion of preclinical studies, including toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, where applicable;
●	effective INDs or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;

●	successful enrollment and completion of clinical trials, including under the FDA’s current Good Clinical Practices, or cGCPs, and current Good Laboratory Practices, or cGLP;
●	positive results from our future clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile of our product candidates in the intended populations;
●	receipt of marketing approvals from applicable regulatory authorities;
●	establishment of arrangements with third-party manufacturers for clinical supply and, where applicable, commercial manufacturing capabilities;
●	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;
●	commercial launch of our product candidates, if approved, whether alone or in collaboration with others;
●	acceptance of the benefits and use of our product candidates, including method of administration, if and when approved, by patients, the medical community and third-party payors;
●	effective competition with other therapies;
●	establishment and maintenance of healthcare coverage and adequate reimbursement and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement;
●	establishment of a physician training system and network for administration of our product candidates by injection into the ICM;
●	enforcement and defense of intellectual property rights and claims; and
●	maintenance of a continued acceptable safety, tolerability and efficacy profile of our product candidates following approval.

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

We or our collaborators may experience delays in initiating or completing clinical trials. We or our collaborators also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our lead product candidates or any future product candidates, including:

●	regulators or institutional review boards, or IRBs, the FDA or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trial sites deviating from trial protocol or dropping out of a trial;
●	clinical trials of any product candidates may fail to show safety or efficacy, produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
●	the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	we may elect to, or regulators, IRBs, or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our trials are being exposed to unacceptable health risks;
●	the cost of clinical trials of any of our product candidates may be greater than we anticipate;
●	the quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be inadequate to initiate or complete a given clinical trial;
●	our inability to manufacture sufficient quantities of our product candidates for use in clinical trials;
●	reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates;

●	our failure to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidate as well as data emerging from other molecules in the same class as our product candidate; and
●	the FDA or ex-U.S. regulatory agencies may require us to submit additional data such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial.

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

Additionally, if any of our product candidates receives marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategies, or REMS, to ensure that the benefits of the product outweigh its risks, which may include, among other things, a Medication Guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by our product candidate, several potentially significant negative consequences could result, including:

●	regulatory authorities may suspend or withdraw approvals of such product candidate;
●	regulatory authorities may require additional warnings on the label;
●	we may be required to change the way a product candidate is administered or conduct additional clinical trials;
●	we could be sued and held liable for harm caused to patients; and
●	our reputation may suffer.

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

Genetically defined disorders generally, and especially those for which our current product candidates are targeted, have low incidence and prevalence. For example, we estimate incidence of infantile GM1 is approximately 1.4 in 100,000 live births, that the incidence of Krabbe disease is approximately 2.6 in 100,000 births and that there are approximately 3,000 to 6,000 people in the United States with FTD-GRN. While certain states currently have mandatory newborn genetic screening for Krabbe disease, there is no mandatory screening for GM1. Without mandatory screening, it may be difficult for us to identify a sufficient number of eligible patients to conduct our clinical trials. These could be significant obstacles to the timely recruitment and enrollment of a sufficient number of eligible patients into our trials. Further, we expect to rely in part on our relationships with the Orphan Disease Center and other patient advocacy groups to assist in identifying eligible patients, and any deterioration of those relationships could impede our ability to successfully enroll patients. Patient enrollment may be affected by other factors including:

●	the severity of the disease under investigation;
●	design of the study protocol;
●	the eligibility criteria for the trial;

●	the perceived risks, benefits and convenience of administration of the product candidate being studied;
●	our efforts to facilitate timely enrollment in clinical trials;
●	the availability of other clinical trials being conducted for the same indication;
●	the patient referral practices of physicians; and
●	the proximity and availability of clinical trial sites to prospective patients.

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

Approval of our product candidates may be delayed or refused for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials, including the lack of a placebo control;

●	the FDA may not agree that the efficacy endpoints used in our clinical trials are appropriate to establish clinical benefit in the intended populations;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidates are safe and effective for any of their proposed indications;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical programs or clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
●	the facilities of the third-party manufacturers with which we contract may not be adequate to support approval of our product candidates; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
●	Even if our product candidates meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process.

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

Our potential future collaborations involving our product candidates may pose the following risks to us:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on preclinical studies or clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to litigation or potential liability;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation, indemnification obligations and potential liability;
●	disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources; collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates;
●	if a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated; and
●	collaboration agreements may restrict our right to independently pursue new product candidates.

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

The biotechnology and pharmaceutical industries, including the genetic medicines field, are characterized by rapidly changing technologies, competition and a strong emphasis on intellectual property. We are aware of several companies focused on developing gene therapies in various indications as well as several companies addressing methods for modifying genes and regulating gene expression. We may also face competition from large and specialty pharmaceutical and biotechnology companies, academic research institutions, government agencies and public and private research institutions

For the treatment of GM1, there are no approved disease modifying therapies. We consider our most direct competitors with respect to PBGM01 for the treatment of GM1 to be Axovant Gene Therapies, Ltd., which according to Clinicaltrials.gov, began its clinical trial for a gene therapy treatment for early and late infantile/juvenile GM1 in August 2019, and Lysogene, S.A., which is currently working with regulators to obtain the necessary authorizations prior to starting a Phase 1 clinical trial for a gene therapy treatment for GM1. Other potential competitors include protein modulators targeting β-galactosidase enzyme activity.

For the treatment of FTD, there are no approved disease modifying therapies. We consider our most direct competitors with respect to PBFT02 for the treatment of FTD GRN to be Alector, Inc., which announced the start of a Phase 3 clinical trial immune neurology biologic for FTD GRN in July 2020, and Prevail Therapeutics Inc., which is recruiting for a Phase 1/2 clinical trial for a gene therapy treatment for FTD GRN according to Clinicaltrials.gov. Alkermes plc and Arkuda Therapeutics, Inc. are conducting preclinical research into small molecule approaches targeting specific histone deacetylase to treat FTD GRN patients. Denali Therapeutics has a preclinical recombinant progranulin protein under evaluation in addition to their oral EIF2a modulator in Phase 1. We are also aware of other therapeutic approaches in preclinical development that may target FTD GRN patients.

For the treatment of Krabbe disease, there are no approved disease modifying therapies. Recently Forge Biologics announced its intent to develop a Krabbe gene therapy candidate that combines bone marrow transplant and gene therapy. We are also aware of an ongoing disease progression study being conducted by the Children’s Hospital of Pittsburgh and certain academic studies. There is some evidence that human stem cell transplant is beneficial for pre symptomatic infants with Krabbe disease.

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

●	the efficacy, durability and safety of such product candidates as demonstrated in clinical trials;
●	the potential and perceived advantages of product candidates over alternative treatments;
●	the cost of treatment relative to alternative treatments;
●	the clinical indications for which the product candidate is approved by the FDA or ex-U.S. regulatory authorities;
●	the willingness of physicians to prescribe new therapies and use ICM administration;
●	our ability to successfully train neurosurgeons and interventional radiologists in ICM administration of our product candidates;
●	the willingness of the target patient population to try new therapies;
●	the prevalence and severity of any side effects;
●	product labeling or product insert requirements of the FDA or ex-U.S. regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
●	relative convenience and ease of administration;
●	the strength of marketing and distribution support;
●	the timing of market introduction of competitive products;
●	publicity concerning our products or competing products and treatments; and
●	sufficient third-party payor coverage and adequate reimbursement and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement.

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

We now depend on Penn, and will continue to depend on Penn and on licenses and sublicenses from other third parties, as well as potentially on other strategic relationships with third parties, for the research, development, manufacturing and commercialization of our current product candidates. If any of our licenses or relationships or any in-licenses on which our licenses are based are terminated or breached, we may:

●	lose our rights to develop and market our current product candidates;
●	lose patent or trade secret protection for our current product candidates;
●	experience significant delays in the development or commercialization of our current product candidates;
●	not be able to obtain any other licenses on acceptable terms, if at all; or
●	incur liability for damages.

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

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
●	our right to sublicense patent and other intellectual property rights to third parties under collaborative development relationships;
●	our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations;
●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
●	whether and the extent to which inventors are able to contest the assignment of their rights to our licensors.

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

In addition, later discovery of previously unknown adverse events or other problems with our product candidates, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on such product candidates, manufacturers or manufacturing processes;
●	restrictions on the labeling or marketing of a product;
●	restrictions on product distribution or use;
●	requirements to conduct post-marketing studies or clinical trials;
●	warning or untitled letters;

●	withdrawal of any approved product from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of product candidates;
●	fines, restitution or disgorgement of profits or revenues;
●	suspension or withdrawal of marketing approvals;
●	refusal to permit the import or export of our product candidates;
●	product seizure; or
●	injunctions or the imposition of civil or criminal penalties.

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

Restrictions under applicable U.S. federal and state healthcare laws and regulations may include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;
●	federal false claims laws, including the federal False Claims Act, imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health, or HITECH, Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, on certain types of people and entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Physician Payment Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report payments and other transfers of value to physicians and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family, which includes annual data collection and reporting obligations; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

We will face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and will face an even greater risk if we commercialize any of our product candidates. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates that we may develop;
●	injury to our reputation and significant negative media attention;
●	initiation of investigations by regulators;
●	withdrawal of clinical trial participants;
●	significant time and costs to defend the related litigation;
●	diversion of management and scientific resources from our business operations’
●	substantial monetary awards to trial participants or patients;
●	loss of revenue; and
●	the inability to commercialize any product candidates that we may develop.

As a preclinical company, we currently hold limited product liability insurance coverage. We will need to purchase additional product liability insurance coverage as we initiate our clinical trials, as we expand our clinical trials, and if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. A successful product liability claim or series of claims brought against us, could decrease our cash and adversely affect our business and financial condition.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

●	results of preclinical studies or clinical trials of our product candidates or those of our competitors;
●	unanticipated or serious safety concerns related to the use of any of our product candidates;
●	adverse regulatory decisions, including failure to receive regulatory approval for any of our product candidates;
●	the success of competitive drugs or technologies;
●	regulatory or legal developments in the United States and other countries applicable to our product candidates;
●	the size and growth of our prospective patient populations;
●	developments concerning our collaborators, our external manufacturers or in-house manufacturing capabilities;
●	inability to obtain adequate product supply for any product candidate for preclinical studies, clinical trials or future commercial sale or inability to do so at acceptable prices;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;

●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or drugs;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts or publications of research reports about us or our industry;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the biotechnology sector;
●	our cash position or the announcement or expectation of additional financing efforts;
●	general economic, industry and market conditions; and
●	other factors, including those described in this “Risk Factors” section, many of which are beyond are control.

Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of September 30, 2020, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned shares representing a substantial portion of our capital stock.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (ii) December 31, 2025; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002;
●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
●	being permitted to present only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this report;
●	reduced disclosure obligations regarding executive compensation; and
●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Provisions in our restated certificate of incorporation and our restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

●	establish a classified board of directors so that not all members of our board are elected at one time;
●	permit only the board of directors to establish the number of directors and fill vacancies on the board;
●	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
●	require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;
●	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan, also known as a “poison pill”;
●	eliminate the ability of our stockholders to call special meetings of stockholders;
●	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
●	prohibit cumulative voting; and
●	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

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

General Risk Factors

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of outstanding options, or the perception that such sales may occur, could adversely affect the market price of our common stock.

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

10.1^

First Amendment, dated August 13, 2020, to Amended and Restated Research, Collaboration and License Agreement, dated May 5, 2020, by and between the Registrant and The Trustees of the University of Pennsylvania

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

PASSAGE BIO, INC.

Date: November 10, 2020	By:	/s/ Bruce Goldsmith
Dr. Bruce Goldsmith, Ph.D.
Chief Executive Officer and President

Date: November 10, 2020	By:	/s/ Richard Morris
Richard Morris
Chief Financial Officer