Form 10-K
period 2020-12-31
Passage BIO, Inc.
filed 2021-03-03
CIK 1787297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 001-39231

PASSAGE BIO, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-2729751
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Two Commerce Square
2001 Market Street, 28th Floor	19103
(Address of principal executive offices)	(Zip Code)

(267) 866-0311

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	PASG	The Nasdaq Stock Market LLC (Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes   ☒     No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes   ☐     No   ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant on June 30, 2020 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price of $27.33 of the Registrant’s common stock as reported on The Nasdaq Global Market, was approximately $771.5 million.

The number of shares of the registrant’s common stock outstanding as of March 1, 2021, was 53,831,466.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2021 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the end of the Registrant’s 2020 fiscal year and is incorporated by reference into Part III of this Report.

Passage Bio, Inc.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Annual Report, including without limitation statements regarding our plans to develop and commercialize our product candidates, the timing of our ongoing or planned clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the clinical utility of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the willingness of healthcare professionals to use our product candidates, the sufficiency of our cash and cash equivalents, the expected impact of the COVID-19 pandemic on our operations, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

The forward-looking statements in this Annual Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Annual Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. We intend the forward-looking statements contained in this Annual Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Trademarks and Tradenames

“PASSAGE BIO” is a registered trademark, and the PASSAGE BIO mark, the Passage Bio logo and all product names are our common law trademarks. All other service marks, trademarks and tradenames appearing in this prospectus are the property of their respective owners. Solely for convenience, the trademarks and tradenames referred to in this prospectus appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and tradenames.

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those immediately following this summary. Some of these risks are:

●	We are a clinical stage genetic medicines company with a history of operating losses, and we may not achieve or sustain profitability. We anticipate that we will continue to incur losses for the foreseeable future. Our limited operating history may make it difficult for you to evaluate our success to date and to assess our future viability.
●	The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our preclinical development activities and planned clinical trials.
●	We will need to raise additional funding before we can expect to become profitable from any potential future sales of our products.
●	We are early in our development efforts. Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them.
●	Preclinical and clinical development involve a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates.
●	Gene therapy is a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.
●	Our product candidates may cause undesirable and unforeseen side effects, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences.
●	The disorders we seek to treat have low prevalence and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue if approved.
●	We currently rely exclusively on our collaboration with Penn for our preclinical research and development, including for discovering, preclinically developing and conducting all IND-enabling studies for our lead product candidates and our near-term future pipeline.
●	Gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in our development or commercialization programs or otherwise harm our business.
●	We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies or technologies that are more advanced or effective than ours.
●	We currently rely and expect to continue to rely on third-party manufacturers to produce clinical supply of our product candidates.
●	If we are unable to obtain and maintain patent protection or other necessary rights for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or our rights under licensed patents is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

PART I

Item 1.     Business

Overview

We are a genetic medicines company focused on developing transformative therapies for rare, monogenic central nervous system, or CNS, disorders with limited or no approved treatment options. Our vision is to finally fulfill the promise of gene therapy by developing groundbreaking therapies that transform the lives of patients with rare monogenic CNS diseases. The field of genetic medicine is rapidly expanding and we believe we have a differentiated approach to developing treatments for rare, monogenic CNS disorders that enables us to select and advance product candidates with a higher probability of technical and regulatory success. We have entered into a strategic research collaboration with the Trustees of the University of Pennsylvania’s, or Penn’s Gene Therapy Program, or GTP, headed by Dr. James Wilson, a leader in the genetic medicines field. We also leverage our close working relationship with Penn’s Orphan Disease Center, or ODC, to develop historical and prospective comparable natural history patient profiles for comparison to participants in interventional trials. Through this collaboration we have assembled a deep portfolio of genetic medicine product candidates, including our three lead product candidates, all of which we retain global rights to: PBGM01 for the treatment of GM1 gangliosidosis, or GM1, PBFT02 for the treatment of frontotemporal dementia, or FTD, and PBKR03 for the treatment of Krabbe disease. We currently have active INDs for our three lead programs in the United States, and clinical trial authorizations, or CTAs, for our Imagine-1 Trial for PBGM01 from the United Kingdom’s Medicines Healthcare Products Regulatory Agency, or MHRA, and Health Canada. We expect to initiate patient enrollment for Phase 1/2 trials for GM1 in the first quarter of 2021, for FTD in the first half of 2021 and for Krabbe disease in the first half of 2021. We will also continue to explore entering into new collaborations to build our pipeline.

Our research collaboration with GTP provides us with access to one of the premier research institutions in the world for the discovery and preclinical development of genetic medicine product candidates and exclusive rights to certain rare, monogenic CNS disorders. As part of this collaboration, we have exclusive rights to all discovery work and IND-enabling research for up to 17 rare, monogenic CNS indications that we select. In addition to our three lead product candidates, we have four ongoing research programs and an option to license ten additional programs from GTP. Further, we have exclusive rights, subject to certain limitations, to technologies resulting from the discovery program for Passage Bio products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation. We have global commercial rights to all of our product candidates and believe that our approach to developing therapies for rare, life-threatening diseases that are currently underserved presents an opportunity to efficiently advance our product candidates through clinical development, regulatory approval and ultimately to commercialization.

We founded Passage Bio with the intent to build a differentiated CNS genetic medicines company delivering transformative therapies to patients by combining our team’s experience in rare and neurological disease development, manufacturing and commercialization with the pioneering research expertise of GTP in gene therapy. We are purposefully focusing on rare, monogenic CNS disorders for which we believe our genetic medicine approach provides distinct technical advantages based on decades of research by GTP. GTP conducts rigorous preclinical studies to identify promising product candidates. Our collaboration provides us with access to cutting edge capabilities and innovation in the field of genetic medicine research, including in capsid engineering and next-generation capsid libraries, vector engineering, transgene design and gene therapy modalities, animal disease models and related studies for lead-optimization of product candidates. Further, we believe our team’s deep clinical development experience in rare and neurological diseases will enable well planned clinical trials with the potential for efficient advancement to regulatory approval. In addition, we are engaging with key opinion leaders, practitioners and patient advocacy groups in the field of rare, monogenic CNS disorders that provide strategic input and help inform our clinical development activities. We believe that our ability to execute on the above tenets provides us with product candidates that have an improved profile for clinical development and an enhanced probability of success.

We are focused on developing and commercializing disease-modifying therapies that can have a transformative impact on patients’ lives. Utilizing our rigorous selection process, we have assembled a deep portfolio of product candidates for rare, monogenic CNS disorders. Our first product candidate, PBGM01, utilizes a next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional GLB1 gene encoding lysosomal beta-galactosidase, or β-gal, for GM1. Our second product candidate, PBFT02, utilizes an AAV1 capsid to deliver to the brain a functional GRN gene encoding progranulin, or PGRN, for FTD caused by progranulin deficiency, or FTD-GRN. Our third product candidate, PBKR03, utilizes a next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional gene encoding the hydrolytic enzyme galactosylceramidase, or GALC, for Krabbe disease. There are currently no approved disease-modifying therapies for these diseases. We believe our lead product candidates have the potential to provide patients with significantly improved outcomes, given our chosen route of intra cisterna magna, or ICM, administration, which is an injection at the craniocervical junction, our target choice of secreted proteins that leverage the cross-correction mechanism, thereby reducing transduction requirements and our capsid and transgene selection process which allows us to choose vectors that are fit-for-purpose for specific indications.

We also have four programs in the research stage: PBML04 for metachromatic leukodystrophy, or MLD, PBAL05 for amyotrophic lateral sclerosis, or ALS, PBCM06 for Charcot-Marie-Tooth Type 2A, or CMT2A, and one program for an undisclosed target. PBML04 is targeting MLD patients who have mutations in the ARSA gene, PBAL05 is targeting ALS patients who have a gain-of-function mutation in the C9orf72 gene, PBCM06 is targeting CMT2A patients who have a mutation in the MFN2 gene and our undisclosed program is targeting an adult CNS indication. We also have an option to license ten additional programs from Penn in rare, monogenic CNS indications through 2025.

We are led by pioneers and experts with decades of collective experience in genetic medicines, rare disease drug development, manufacturing and commercialization. Our scientific founders, Dr. Stephen Squinto, Dr. James Wilson and Dr. Tadataka Yamada, are world leaders in research and development in the fields of rare disease and genetic medicine. Dr. Wilson’s and Dr. Yamada’s continuing relationship with our company and involvement in both academic research and clinical drug development allows us to gain early insight into emerging technologies that informs our business strategy. We have assembled a team whose members have extensive experience in successfully developing, manufacturing and commercializing rare disease and genetic medicine products at companies such as Allos Therapeutics, Biogen, GlaxoSmithKline, Janssen Pharmaceuticals, Lycera, Merck & Co., Momenta Pharmaceuticals, NPS Pharmaceuticals, Pharmasset, Ultragenyx Pharmaceutical and ViroPharma.

Our pipeline

We have assembled a deep portfolio of genetic medicine product candidates for rare, monogenic CNS disorders characterized by high unmet medical needs. We intend to further expand our portfolio with genetic medicine product candidates for other rare, monogenic CNS disorders as well as other treatment approaches as technology advances in the field. Our development programs consist of:

1 10 additional new pipeline license options

2 Program includes ongoing natural history study of infantile and juvenile GM1 gangliosidosis patients

PBGM01 for the treatment of GM1

We are currently developing PBGM01, which utilizes a proprietary, next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional GLB1 gene encoding β-gal for infantile GM1. Infantile GM1 is the most common and severe form of GM1, in which patients have mutations in the GLB1 gene that produce little or no residual β-gal enzyme activity. β-gal is an enzyme that catalyzes the first step in the natural degradation of GM1 ganglioside. Reduced β-gal activity results in the accumulation of toxic levels of GM1 ganglioside in neurons throughout the brain, causing rapidly progressive neurodegeneration, with a life expectancy of two to four years. Currently, there are no disease-modifying therapies approved for the treatment of GM1. Early onset infantile GM1 is characterized by onset in the first 6 months of life, while late onset infantile GM1 is characterized by onset between 6 and 24 months. We believe PBGM01 could provide patients with significantly improved outcomes. In preclinical models, we have observed meaningful transduction of both the CNS and critical peripheral organs for GM1 patients using our ICM method of administration in combination with our next-generation AAVhu68 capsid, which involves an injection at the craniocervical junction.

In December 2020, the U.S. Food and Drug Administration, or FDA, cleared our IND for PBGM01, which allows us to proceed with our clinical trial. We expect to initiate patient enrollment in our Imagine-1 Trial, an international multi-center, open-label, single-arm Phase 1/2 clinical trial of PBGM01 in patients with a diagnosis of early and late infantile GM1, in the first quarter of 2021. In December 2020, we received a CTA for our Imagine-1 Trial for PBGM01 from UK MHRA. In January 2021, we received a CTA for our Imagine-1 Trial for PCGM01 from Health Canada. We expect to report initial 30-day safety and biomarker data from the initial cohort mid-year 2021.

PBFT02 for the treatment of FTD-GRN

We are currently developing PBFT02, which utilizes an AAV1 capsid to deliver to the brain a functional granulin, or GRN, gene encoding progranulin, or PGRN, for the treatment of FTD-GRN. FTD-GRN is an inheritable form of FTD in which patients have mutations in the GRN gene, causing a deficiency in PGRN. PGRN is a complex and highly conserved protein thought to have multiple roles in cell biology, development and inflammation. Emerging evidence suggests that PGRN’s pathogenic contribution to FTD and other neurodegenerative disorders relates to a critical role in lysosomal function. Currently, there are no disease-modifying therapies approved for the treatment of FTD-GRN. We believe PBFT02 may provide patients with significantly improved outcomes. In a non-human primate, or NHP, model, we observed superior transduction results of the CNS using our ICM method of administration and an AAV1 capsid compared to other AAV capsids. In January 2021, we received FDA clearance of our IND for PBFT02. We plan to submit CTAs to the United Kingdom, Italy, Brazil and Canada. We expect to initiate patient enrollment for a Phase 1/2 trial in the first half of 2021 and anticipate clinical data to be available in late 2021 or early 2022.

PBKR03 for the treatment of Krabbe disease

We are currently developing PBKR03, which utilizes a proprietary, next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional GALC gene encoding the hydrolytic enzyme galactosylceramidase for Krabbe disease. Krabbe disease is an autosomal recessive lysosomal storage disease caused by mutations in the GALC gene, which provides instructions for making an enzyme called galactosylceramidase, which breaks down certain fats, including galactosylceramide and psychosine. This results in the accumulation of psychosine, resulting in widespread death of myelin-producing cells in the CNS and in the peripheral nervous system, or PNS. Without myelin, nerves in the brain and other parts of the body cannot transmit signals properly, leading to the signs and symptoms of Krabbe disease. We believe PBKR03 may provide patients with significantly improved outcomes. In preclinical models, we have observed meaningful transduction of both the CNS and other critical peripheral organs for Krabbe disease patients using our ICM method of administration in combination with our next-generation AAVhu68 capsid. In February 2021, we received clearance from the FDA on our IND for PBKR03. We plan to submit CTAs for PBKR03 in Canada, UK, Brazil, Netherlands, and Israel. We expect to initiate patient enrollment for a Phase 1/2 trial in the first half of 2021 and anticipate clinical data to be available in late 2021 or early 2022.

Research Programs

We also have four programs in the research stage under our license agreement with Penn: PBML04 for MLD, PBAL05 for ALS, PBCM06 for CMT2A and an undisclosed program to treat an adult CNS indication. PBML04 is targeting patients with MLD who have mutations in the ARSA gene, PBAL05 is targeting patients with ALS who have a gain-of-function mutation in the C9orf72 gene and PBCM06 is targeting patients with CMT2A who have a mutation in the MFN2 gene. Beyond this portfolio, through our research collaboration with GTP, we also have the option to license programs for ten additional new indications in rare, monogenic CNS along with rights and licenses to new gene therapy technologies developed by Penn, such as novel capsids, toxicity reduction technologies and delivery and formulation.

Our Strategy

We are a genetic medicines company focused on developing transformative therapies for rare, monogenic CNS disorders with limited or no approved treatment options. Our vision is to finally fulfill the promise of gene therapy by developing groundbreaking therapies that transform the lives of patients with rare monogenic CNS diseases.

To achieve our vision, we have assembled a world-class team whose members have decades of collective experience in genetic medicines and rare disease drug development and commercialization. We leverage this experience, along with the decades of experience of our scientific founders, Dr. Wilson and Dr. Yamada, as well as the transformative potential of genetic medicine technology to develop treatments that improve outcomes for patients with serious, life-threatening, rare diseases. Patients are considered every step of the way, in every decision we make.

Key elements of our strategy include:

•	Focus on rare, underserved indications for which we can have a transformative impact on patients’ lives. We believe that genetic medicine has the potential to have a transformative impact on rare, monogenic CNS disorders, and on patients’ lives, by providing them with a treatment for life-threatening diseases with no approved disease-modifying treatments.
•	Rapidly advance our lead product candidates through clinical development through commercialization. We leverage our collaboration with GTP, as well as our internal capabilities, to select optimal product candidates for each indication based on extensive preclinical data, including animal data and disease-specific animal models and biomarkers, thus enhancing the probability of clinical success of our product candidates. Our goal is to select candidates that have the potential to address high unmet clinical needs and have transformative therapeutic effects for our patients. If our clinical trials are successful, we plan to meet with regulatory authorities to discuss expedited regulatory approval strategies.
•	Advance and expand our pipeline by identifying and developing additional product candidates into the clinic. We believe our differentiated drug development approach as well as our internal and partnered research capabilities may allow us to address a broad range of rare, monogenic CNS disorders, thus expanding our pipeline. Through our collaboration with GTP, we are continuing to develop additional genetic medicine product candidates targeting life-threatening, rare, CNS monogenic disorders. Beyond our three initial lead product candidates, we have four additional products advancing through the research stage. We also have the option to license ten additional rare, monogenic CNS indications from GTP through 2025.
•	Extend existing and establish new relationships with patients and patient advocacy groups. Patients are at the core of what we do. We have been engaging with them and with their advocacy groups since our inception, and have acquired an intimate understanding of how we can positively impact their lives. These relationships deeply inform us as we develop and ultimately seek to commercialize our product candidates. Our relationship with Penn’s ODC, which is currently performing a natural history study for GM1 we are funding, represents an example of our strategy, and has been helping us to engage effectively with patients. We have also established a collaboration with Invitae to facilitate genetic testing and support early identification of GM1 through Invitae’s Detect Lysosomal Storage Disorders, as well as provide clinical trial information to physicians and patients.
•	Continue to develop proprietary manufacturing capabilities. We believe the quality, reliability and scalability of our genetic medicine manufacturing techniques and know-how will be a critical advantage to our long-term success. We currently have access to a state-of-the-art purpose-fit manufacturing suite through Catalent Maryland (formerly Paragon Gene Therapy), a unit of Catalent Biologics, Inc., or Catalent. We expect this facility will be capable of producing supplies of our product candidates sufficient to conduct our clinical trials and potentially for initial commercial launch of our lead product candidates, if approved. Catalent will also provide packaging, labeling and distribution services, including its FastChain® demand led supply offering, which we believe is well suited to studies of advanced therapy medicinal products. We expect to open our own laboratory in the second quarter of 2021, which will initially focus on state-of-the-art analytical capabilities, clinical assay development and validation, biomarker assay validation and clinical product testing to support both viral vector manufacturing and clinical development. We will continue to invest in developing our manufacturing capabilities and plan to establish our own manufacturing facility for long-term commercial supplies.
•	Selectively enter into new discovery relationships with premier research institutions and expand our existing collaboration. We will continue to foster our well-established relationship with Penn, and potentially enter into new collaborations to build our pipeline. We will look to nurture our genetic medicine technology capabilities by keeping abreast of advances in next-generation capsid development, promoter selection, transgene design, gene silencing and gene editing, which will help us to engineer optimal product profiles to address life-threating rare, monogenic CNS disorders characterized by high unmet medical needs.

Genetic Medicine Background

Each person’s genetic material, or genome, consists of deoxyribonucleic acid, or DNA, in sequences of genetic code called genes. The DNA in the human genome contains approximately three billion nucleotide base pairs, and small changes, or mutations, routinely occur in the base pairs. A mutation in a single gene can alter the amount or activity of the protein expressed by the gene, causing deformities and disease. Currently, there are estimated to be over 10,000 diseases caused by a genetic abnormality in a single gene. These are also known as monogenic diseases. Based on research commissioned by us, we believe there are at least 790 rare monogenic CNS diseases, with few currently approved disease modifying treatments for any rare monogenic CNS diseases.

The development of molecular therapeutics to modulate human gene expression and correct disease-causing genetic defects had its advent several decades ago, and with advances in science and a deeper understanding of human genetics it has expanded to include a broader range of genetic medicines with the potential to modulate gene expression through additional molecular mechanisms.

These transformative genetic medicines include gene therapy (delivery of an external gene to replace a defective gene), gene silencing (delivery of a DNA or ribonucleic acid, or RNA, based therapeutic that modulates the transcription or translation of an injurious gene product), gene editing (delivery of a DNA or RNA-based therapeutic that corrects the expression of targeted genes) and combinations of these therapeutic modalities. We believe that this expanded molecular biological tool box will provide new therapeutics with the potential to deliver highly potent and safe interventions across a diverse set of genetic diseases, offering several advantages, including:

•	Potential to treat most diseases of genetic etiology. Theoretically, it should be possible to design and deliver a genetic medicine to correct the expression of any human protein whose presence, absence or activity causes disease.
•	Potential to target mechanisms that have not been effectively or safely modulated by traditional small molecule or protein-based therapeutics. The inherent specificity of genetic medicines for unique nucleic acid sequences can provide a high therapeutic index resulting from high potency and the potential to deliver adequate doses while avoiding off-target safety liabilities.

•	Efficient delivery of transformative therapeutics. Because genetic medicines are designed to deliver a long-standing effect following a single administration, a single dose of these therapeutics has the potential to provide clinical benefits for many years.

Genetic medicines can be designed to mitigate challenges faced by other approaches in the development of therapeutics for the CNS. Rare, monogenic CNS disorders are among the most devastating in their impact on patients and their families. These disorders are generally life-threatening to patients. There is a significant need for genetic medicines that can target these genes because the brain is susceptible to mutations in single genes. Due to a historical preference in the drug industry to develop drugs for broader CNS indications, many of these rare CNS disorders currently have no approved therapies. We are focused on rare, monogenic CNS disorders because they offer a compelling opportunity for the effective application of genetic medicines.

Our Approach

The field of genetic medicine is rapidly expanding and we believe we have developed a differentiated approach to developing treatments for rare, monogenic CNS disorders that allows us to select and advance product candidates with a higher probability of technical and regulatory success. Our gene therapy product candidates use an AAV, a small, non-pathogenic virus that is genetically engineered to function as a delivery vehicle, or vector. The AAV is administered to a patient to introduce a healthy copy of a mutated gene to the cells in a process referred to as transduction. The components of an AAV gene therapy vector include the therapeutic gene that makes up the DNA payload, or the transgene, the outer viral shell that encloses the DNA payload, or the capsid, and any promotors added to the vector to boost expression of the transgene. The AAV is often described by the serotype, or strain, of the vector. The core tenets of our approach include a rigorous process for selecting product candidates, mitigation of early development risk through relationships with leading researchers and academic institutions, and mitigation of clinical development risk through deep relationships with patient advocacy groups, key opinion leaders and practitioners. Together, these relationships allow us to directly benefit from decades of collective experience, the latest technologies and contemporary perspectives from patients and their experiences.

Rigorous Process for Selecting Product Candidates

In selecting our product candidates, we focus initially on optimizing transduction and expression of transgenes in the indication-specific target tissues. This involves prioritizing the following principles: selection of the route of administration to maximize transgene biodistribution; selection of capsid, transgene and promoter to optimize efficiency of transduction and expression in the target tissue; leveraging biological mechanisms such as cross-correction to maximize availability of transgene product to target cells; and the effective use of biomarkers to assess treatment effects on transduction, transgene expression and on disease pathophysiology.

•	Optimal route of administration: Identifying the optimal route of administration for AAV gene therapy is critical to achieving safe and effective levels of transgene expression in the targeted location in the CNS. The optimal route of administration for CNS treatments should also leverage the immuno-privileged aspects of the CNS to reduce the potential effects of neutralizing antibodies, or NAbs, on AAV capsids, which are often faced by gene therapy product candidates. We will evaluate preclinical studies and other data to decide the preferred route of administration on a program-by-program basis. For our three lead product candidates, we believe that ICM delivery is the optimal route of administration as compared to other potential delivery mechanisms due to its diffuse delivery distribution, potential for improved biodistribution to the brain and spinal cord and transduction, and lower expected toxicity. Delivery through ICM can also reduce the potential impact of NAbs as compared with intravenous administration. We believe that by using ICM we can achieve comparable protein expression at lower dosages than would be required by other delivery routes.
•	Capsid, transgene and promoter selection: For each of our programs, we conduct rigorous studies to select the capsid, transgene and promoter to use for our product candidate. We identify the optimal AAV gene therapy for each of our indications depending on the target indication, our goal of CNS and/or PNS transduction, and the target brain regions and cell types. Typically, we compare multiple capsids in NHPs to identify the capsid best suited for each program.

•	Cross-correction: Our three lead product candidates exploit the cross-correction mechanism by which secreted gene product from transduced cells is taken up by non-transduced neurons. We believe this cross-correction mechanism can help overcome the limits of vector biodistribution and CNS transduction inefficiency that are characteristic of other genetic medicine approaches, and ultimately drive clinical benefit.
•	Effective use of biomarkers: Our development program targets must have measurable, predictive biomarkers to inform early and efficient clinical development decisions. These include pharmacodynamic biomarkers to confirm achievement of target levels of transduction and gene expression, and disease activity and progression biomarkers to confirm downstream effects on the underlying disease pathophysiology.

Mitigation of Early Development Risk of Programs Prior to IND submission

We have a strategic research collaboration with GTP, which is led by our co-founder and Chief Scientific Advisor, Dr. Wilson, and which we believe positions us at the forefront of gene therapy research. This collaboration provides us with access to differentiated discovery technology and expertise that informs the basis of our product candidate selection and subsequent development.

Our strategic research collaboration with GTP provides us with access through 2025 to one of the premier gene therapy research institutes in the world for the discovery and preclinical development of gene therapy product candidates and exclusive rights to certain rare, monogenic CNS disorders, including next-generation AAV capsid technology and vector engineering, and state-of-the art preclinical animal studies, including NHP models. GTP currently employs approximately 300 staff with cutting edge expertise and capabilities in gene therapy research and preclinical development.

Our collaboration with GTP allows us to choose programs that have been or will be validated through extensive testing in preclinical disease models, and, once selected, to collaborate with GTP on further preclinical optimization of our product candidate, such as vector choice, transgene construct and route of administration. We believe this collaboration improves our probability of technical and regulatory success in developing product candidates that provide transformative clinical benefits.

Once we select a particular rare, monogenic CNS indication for further development, GTP, with our close involvement and oversight, embarks on a rational discovery and development program to design product candidates that may provide improved clinical benefit. We usually evaluate transduction efficiency and biodistribution using multiple different capsids in NHPs to select the capsid best suited for the targeted indication. GTP also works to optimize the delivery method used for each product candidate by balancing delivery, efficacy, safety, host immunity and ease of administration. We believe the translational preclinical characterization provided by GTP, including the use of NHP models for vector screening and toxicology, reduces the early-stage development risk of our product candidates.

Pursuant to our discovery collaboration, GTP will also notify us of any new technologies it discovers, develops or engineers as part of its discovery program through 2025. We then have the option to acquire the right to use such new technologies for our product candidates for our selected indications.

Mitigation of Clinical Development Risk through Our Relationship with Penn’s ODC

We also have a strong relationship with Penn’s ODC. As part of our research collaboration with GTP, we have access to Penn’s ODC’s insights and capabilities in the study of rare diseases. We leverage our close working relationship with Penn’s ODC to develop historical and prospective external data for each disease for use in building comparable patient profiles of participants in interventional trials. In addition, we believe Penn’s ODC’s close ties to leading clinical centers for rare, monogenic CNS disorders will improve our ability to identify potential patients for trial enrollment, and enhance patient retention and data quality. Penn’s ODC is currently performing a natural history study for GM1 funded by us.

Our Product Candidates

GM1—PBGM01

Overview of GM1

GM1 is a rare and often life-threatening monogenic recessive lysosomal storage disease that results in progressive damage to both the CNS and the peripheral tissues. The infantile form of the disease is characterized by onset in the first two years of life with symptoms including hypotonia (reduced muscle tone), progressive CNS dysfunction leading to deafness, blindness, enlarged liver and spleen, rigidity and progressive skeletal dysplasia that leads to restrictive lung disease and aspiration pneumonia. Early onset infantile GM1, also referred to as Type I, is characterized by onset in the first six months of life, while late onset infantile GM1, also referred to as Type IIa is characterized by onset between six and 24 months. The disease rapidly progresses, with a life expectancy of less than two years for early infantile GM1 and five to ten years for late infantile GM1.

GM1 is caused by recessive mutations in the GLB1 gene, which encodes lysosomal acid beta-galactosidase, or β-gal, an enzyme that catalyzes the first step in the natural degradation of GM1 ganglioside. Reduced β-gal activity results in the accumulation of toxic levels of GM1 ganglioside in neurons throughout the brain, causing rapidly progressing neurodegeneration. GM1 manifests as a continuum of clinical severity, ranging from infants with earlier onset and more severe and rapidly progressive disease to those with later juvenile or adult onset, slower progression and less severe manifestations.

The global incidence of GM1 has been estimated to be 0.5 to 1 in 100,000 live births, with infantile GM1 representing approximately 62.5% of such cases. No states include GM1 in mandatory infant screening. We engaged a third-party data-analytics firm to conduct an analysis of a variety of de-identified electronic medical records. Based on this analysis, we estimate the incidence of infantile GM1 to be approximately 1.4 in 100,000 live births. Currently, there are no approved disease-modifying therapies available. Supportive treatment options include the use of feeding tubes or ventilators for infants with GM1.

Program selection

We chose GM1 as one of our lead clinical programs because it met our criteria for rare, monogenic CNS disorders in which we believe we can develop product candidates with a higher probability of technical and regulatory success and have a substantial impact on the lives of severely underserved patients. GM1 offers potential cross-correction, biomarker data and preclinical validation that are supportive of advancing GM1 into the clinic.

•	Cross-correction: Following treatment with PBGM01, we expect newly synthesized β-gal to be secreted by transduced cells, which could provide a depot of secreted enzyme that could be taken up by other cells, resulting in the potential for cross-correction and broad CNS and peripheral organ enzyme replacement.
•	Biomarkers: There are known biomarkers in GM1 that are measurable and available to assist in drug development.
•	Pharmacodynamic biomarkers. In our preclinical studies, biomarkers including β-gal activity and hexosaminidase, or HEX, activity showed treatment-related effects in PBGM01-treated GLB1 knockout mice. Cerebrospinal fluid, or CSF, collected at the time of necropsy showed β-gal activity exceeding that of disease-free heterozygous control mice. β-gal activity in the brains of PBGM01-treated GLB1 knockout mice was similar to normal control mice. Peripheral organs, including the heart, lungs, liver and spleen, also exhibited elevated β-gal activity in PBGM01-treated mice.
•	Disease progression biomarkers. Recent MRI studies of infants with GM1 have shown longitudinal changes in infantile GM1 consistent with progressive brain atrophy and ventricular enlargement, suggesting that brain MRI would be a useful biomarker to detect and help verify treatment effects on disease pathophysiology.

•	Preclinical validation: We used our GLB1 knockout mouse disease model showing both clinical and histological manifestations of GM1 in preclinical studies. In these studies, we observed a robust dose-related improvement in both neurological status, histologic lysosomal storage pathology and survival following treatment with PBGM01.

 Product Candidate Development Strategy

We have chosen the earliest and most severe form of GM1 for clinical development for several reasons. Within GM1, infantile GM1 represents the greatest medical need, as affected infants often do not survive two years, and thus are in immediate need of an effective therapy. We expect treatment-related efficacy to be measurable sooner after treatment in this more rapidly progressing form of GM1. Children with onset forms of GM1 later than infantile are caused by less severe reductions of β-gal enzyme activity, generally demonstrate slower progression and more variable clinical courses, likely requiring larger and longer clinical trials and a broader control group. If our initial clinical trials in infantile GM1 are successful, we intend to explore expansion of the indication with trials in later onset forms of GM1.

Our Product Candidate

We are developing PBGM01 to treat infantile GM1, with a single dose of PBGM01 by ICM injection. PBGM01 utilizes a next-generation AAVhu68 viral vector to deliver modified DNA encoding the β-gal enzyme to a patient’s cells. The goal of this vector and delivery approach is to increase levels of the β-gal enzyme in both the CNS and the peripheral tissues. We selected the AAVhu68 capsid and ICM route due to the superior transduction observed in cells of the CNS and peripheral organs, which are both affected in GM1 disease patients. Based on prior capsid comparison studies, we chose the AAVhu68 vector because it has the potential to provide corrective β-gal enzyme to both the CNS and peripheral tissues, which we believe gives us the potential to treat both the CNS pathologies and the peripheral manifestations observed in GM1 disease.

We believe gene replacement with PBGM01 and consequent wide brain distribution and uptake of the β-gal enzyme has the potential to greatly reduce the accumulation of GM1 gangliosides, reversing neuronal toxicity, thereby restoring developmental potential and improving the quality of life for treated patients. We will evaluate this clinically by assessing prevention of further developmental regression and restoration of developmental trajectories, as measured by developmental milestones using accepted clinical scales, observer reported outcomes and video recordings.

Preclinical studies

Proof of concept GLB1 Knockout Mouse Study

Preclinical studies were conducted using a GLB1 knockout mouse model of GM1 (mice that carry homozygous mutations in the GLB1 gene, or GLB1—/—mice). The studies compared GLB1—/—mice treated with PBGM01, GLB1—/—mice treated with vehicle (phosphate-buffered saline, or PBS) and disease-free mice that are heterozygous GLB1 mutation carriers, or GLB1+/—mice, treated with vehicle. In this study, all mice were treated at one month of age and observed until four months of age, which is when GM1 mice typically develop marked gait abnormalities associated with brain GM1 ganglioside levels similar to those of infantile GM1 patients with advanced disease. All mice were treated with an intracerebroventricular, or ICV, injection of either PBGM01 (denoted in the following graphics as AAV) or vehicle. Ninety days after treatment, all animals were euthanized and tissues collected, referred to as necropsy, for histological and biochemical analysis. Serum β-gal activity was measured at various time points following treatment (days 0, 10, 28, 60 and 90). β-gal activity in the brain, CSF and peripheral organs were evaluated at the time of necropsy.

The figure below shows that PBGM01-treated GLB1—/—mice had substantially higher serum β-gal activity following treatment than vehicle-treated GLB1—/—mice and similar β-gal activity to vehicle treated heterozygous control mice. Elevated serum β-gal activity as measured in nanomolar per milliliter per hour, or nmol/ml/h, was achieved shortly after treatment for all PBGM01-treated mice and persisted throughout the study for all but two PBGM01-treated mice, both of which exhibited antibodies against human β-gal.

Serum β-gal activity

The following figure shows β-gal activity in the brain as measured in nanomolar per milligram per hour, or nmol/mg/h, and CSF following necropsy. β-gal activity in the PBGM01-treated mice exceeded the vehicle-treated GLB1—/—mice in both the brain and the CSF.

Treatment with PBGM01 increased β-gal activity in the brain and CSF in a knockout mouse model

*p<0.05, **p<0.01, NS=not significant.

Statistical significance is important and when used herein is denoted by p-values. The p-value is the probability that the reported result was achieved purely by chance (for example, a p-value < 0.001 means that there is a less than 0.1% chance that the observed change was purely due to chance). Generally, a p-value less than 0.05 is considered to be statistically significant.

The following figure shows β-gal activity in the lungs, liver, heart and spleen following necropsy. In each organ, β-gal activity in the PBGM01-treated GLB1—/—mice exceeded activity levels in vehicle-treated GLB1—/—

mice. This data supports the potential of PBGM01 to provide corrective β-gal enzyme activity to peripheral organs and suggests that treatment with PBGM01 could address both the CNS and peripheral manifestations observed in GM1 patients.

Treatment with PBGM01 Increased β-gal Activity in Peripheral Organs in A Knockout Mouse Model

**p<0.01, NS=not significant.

We also assessed correction of brain abnormalities using biochemical and histological assays following necropsy. Lysosomal enzymes are frequently upregulated in lysosomal storage diseases, an observation that has been confirmed in GM1 patients. Therefore, we measured the activity of the lysosomal enzyme HEX in brain lysates. The figure below shows that the activity of HEX in PBGM01-treated GLB1—/—mice was normalized as compared to GLB1+/—control mice, while vehicle-treated GLB1—/—mice exhibited elevated total HEX activity.

Treatment with PBGM01 normalized hexosaminidase activity in brain in a knockout mouse model

**p<0.01, NS=not significant.

Histological analysis

In addition to the knockout mouse model, we also performed a histological analysis comparing PBGM01-treated GLB1—/—mice to both vehicle-treated GLB1—/—mice and GLB1+/—control mice following necropsy. We evaluated lysosomal storage lesions by staining brain sections with filipin, a fluorescent molecule that binds GM1 ganglioside, as well as immunostaining for lysosomal-associated membrane protein 1. Filipin staining revealed marked GM1 ganglioside accumulation in neurons of the cortex, hippocampus and thalamus of the vehicle-treated GLB1—/—mice, which was normalized in the GLB1—/—mice treated with PBGM01. Immunohistochemistry demonstrated increased lysosomal membrane staining in the cortex and thalamus of vehicle-treated GLB1—/—mice, which was reduced in PBGM01-treated GLB1—/–mice similar to GLB1+/—control mice.

Evaluation of Treatment-Effects on Neurological Function

In order to evaluate neurological function in PBGM01-treated GLB1—/—mice, gait analysis was performed at four months of age (three months after PBGM01 or vehicle administration) over two consecutive days using the CatWalk XT gait analysis system, a commonly used assessment of motor performance in mice. Average walking speed and the length of the hind paw print were quantified for each animal across at least three assessments on the second day of testing. Slower speed and elongated paw prints are indicative of impaired motor performance. As shown in the figure below, walking speed and paw print length improved significantly in PBGM01-treated GLB1—/—mice compared to vehicle-treated GLB1—/—mice, and were similar to the GLB1+/—control mice.

Treatment with PBGM01 Improved Gait Assessment in A Knockout Mouse Model

*p<0.05, **p<0.01, NS=not significant.

Dose Ranging Pharmacology Study

A pharmacology study was conducted to evaluate the minimum effective dose, or MED, and β-gal expression levels in a GLB1 knockout mouse model of GM1 following ICV administration of PBGM01. In this study, GLB1—/—mice were ICV-administered with PBGM01 at four separate dose levels. Other GLB1—/—mice and heterozygous GLB1 mice were ICV-administered with vehicle. The mice were separated into two groups, with one group necropsied at day 150, or the Day 150 Group, and one group necropsied at day 300, or the Day 300 Group. There were twelve mice in each cohort in each group.

In this study, ICV administration of PBGM01 resulted in stable, dose-dependent increases in transgene product expression in the brain and peripheral organs, resolution of brain lysosomal storage lesions, improvements in neurological phenotype and increased survival of GLB1—/—mice. The lowest dose evaluated is considered the MED based on statistically significant improvements in survival, neurological exam scores and brain storage lesions at that dose.

Survival data

The figure below shows survival data of each cohort in the Day 300 Group of the study. All 12 vehicle-treated GLB1—/—mice were euthanized according to the study defined euthanasia criteria prior to the scheduled study endpoint due to disease progression with neurological signs, characterized by ataxia, tremors and limb weakness. The median survival of this group was 268 days (185-283 days). In the lowest dose cohort, five of twelve mice were euthanized due to disease progression. In the second lowest dose cohort, one of twelve mice was euthanized due to disease progression. All mice in the two highest dose cohorts survived to the study endpoint.

97

Survival Curves Following Administration of PBGM01 or vehicle

Neurological examinations

A standardized neurological examination was performed in a blinded fashion every 60 days through day 240, and an average total severity score was obtained. Data for the Day 150 Group and Day 300 Group were combined by treatment and genotype. The figure below shows average total severity score for each cohort as of each assessment period. The results of vehicle-treated GLB1—/—mice exhibited progressively higher total severity scores indicative of progressive neurological signs beginning at the day 120 assessment. At the lowest dose of PBGM01, a progressive increase in the total severity score was also observed at the day 120 assessment, although the total severity score was significantly lower than that of the vehicle-treated GLB1—/—mice at the same assessment point. At the second lowest PBGM01 dose, minimal abnormalities were detectable in seven of twelve mice at the day 240 assessment. At the two highest doses of PBGM01, neurological abnormalities were not apparent, and total severity scores for these groups were similar to those of the vehicle-treated GLB1+/—controls at each assessment point.

Neurological Examinations Through Day 240

Histological analysis

A histological analysis was also performed comparing brain sections of PBGM01-treated GLB1—/—mice, vehicle treated GLB1—/—mice and vehicle treated GLB1+/—control mice at baseline, day 150 and day 300. Brain sections were stained for the lysosomal membrane protein LAMP1, and cortical cells positive for LAMP1

(i.e., cells exhibiting lysosomal distention) were quantified in scanned sections using an automated program. For animals that did not survive to the scheduled day 300 necropsy due to disease progression (all animals survived to day 150), brains were collected at the time of euthanasia, and data are presented as part of the day 300 cohort. The results of this analysis are shown in the figure below. Untreated GLB1—/—baseline mice necropsied on day 1 exhibited a higher proportion of LAMP1-positive cells in the brain compared to that of untreated GLB1+/—baseline controls. At both day 150 and day 300, PBGM01-treated mice exhibited a dose-dependent reduction in the proportion of LAMP1-positive cells compared to vehicle-treated necropsied GLB1—/—controls. At the two highest doses of PBGM01, the proportion of LAMP1-positive cells were reduced to levels similar to those of vehicle-treated GLB1+/—controls at day 150 and day 300.

β-gal activity

β-gal activity was measured in serum on the day of dosing and every 60 days thereafter until day 240. At necropsy, β-gal activity was measured in the brain and peripheral organs (heart, liver, spleen, lung and kidney). As shown in the figure below, average β-gal activity in serum in GLB1—/—mice in the Day 300 Group administered the highest dose of PBGM01 was approximately 10-fold greater than that of vehicle-treated GLB1+/—controls. At the second highest dose of PBGM01, serum β-gal activity in GLB1—/—mice was similar to that of vehicle-treated GLB1+/—controls. Serum β-gal activity in GLB1—/—mice for all other PBGM01 doses was similar to that of vehicle-treated GLB1—/—controls.

β-Galactosidase Activity in Serum of Glb1—/—Mice Treated with PBGM01 or vehicle (day 240)

As shown in the figure below, β-gal activity was detectable in the CSF of all mice evaluated. GLB1—/—mice that were administered the two highest doses of PBGM01 displayed average CSF β-gal activity levels exceeding that of vehicle-treated GLB1+/—controls. CSF was not collected from vehicle-treated GLB1—/—mice because none survived to day 300. The shaded gray area in the figure below reflects the range of β-gal activity in CSF from GLB1—/—mice based on data from ten vehicle-treated animals from a prior study. β-gal activity in CSF was generally dose-dependent, although β-gal activity appeared to be similar in the two lowest dose groups.

β-Galactosidase Activity in CSF of PBGM01-Treated GLB1—/—mice and Vehicle-Treated Controls (Day 300)

The figures below show β-gal activity in the brain, heart and liver following necropsy. In the brain, β-gal activity increased in a dose-dependent manner in PBGM01-treated GLB1—/—mice. Average β-gal activity for all dose groups was higher than that of the vehicle-treated GLB1—/—controls. However, only the two highest dose groups exhibited higher average β-gal activity than that of the vehicle-treated GLB1+/—controls at both assessment points.

Some peripheral organs also exhibited dose-dependent increases in β-gal activity after PBGM01 administration. The heart displayed dose-dependent increases in β-gal activity, resulting in average levels higher than that of vehicle-treated GLB1—/—mice at all doses. However, only the two highest doses restored β-gal activity to levels similar to or higher than that of vehicle-treated GLB1+/—controls at both assessment points.

The liver displayed dose-dependent increases in β-gal activity after PBGM01 administration. At all doses except the lowest dose, average β-gal activity levels at both assessment points were higher than that of vehicle-treated GLB1—/—mice and similar to or higher than that of vehicle-treated GLB1+/—controls.

β-Galactosidase Activity in Brain, Heart and Liver of PBGM01-treated GLB1—/—Mice and Vehicle-Treated Controls

NHP Toxicology Study

A 120-day good laboratory practice, or GLP, -compliant toxicology study was conducted in NHPs to assess the safety, tolerability and biodistribution and excretion (shedding) profile of PGM01 following ICM administration.

Juvenile male and female rhesus macaques received a single ICM administration of vehicle or one of three dose levels of PGM01. Animals from each cohort were euthanized either 60 or 120 days following administration. In-life evaluations included clinical observations performed daily, multiple scheduled physical exams, standardized neurological monitoring, sensory nerve conduction studies, or NCS, body weights, clinical pathology of the blood and CSF, evaluation of serum-circulating NAbs and assessment of vector pharmacokinetics and vector excretion. Animals were necropsied, and tissues were harvested for a comprehensive histopathological examination, measurement of T-cell responses and biodistribution analysis.

Key results from this study were:

•	ICM administration of PBGM01 was well-tolerated at all doses evaluated. PBGM01 produced no adverse effects on clinical and behavioral signs, body weight, or neurological and physical examinations. There were no abnormalities of blood and CSF clinical pathology related to PBGM01 administration except for a mild transient increase in CSF leukocytes in some animals.

•	ICM administration of PBGM01 resulted in vector distribution in the CSF and high levels of gene transfer to the brain, spinal cord and dorsal root ganglia, or DRG. PBGM01 also reached high levels in peripheral blood and liver.
•	Evaluation of PBGM01 DNA excretion demonstrated detectable vector DNA in urine and feces five days after administration, which reached undetectable levels within 60 days.
•	T-cell responses to the vector capsid and/or human transgene product were detectable in the peripheral blood mononuclear cells and/or tissue lymphocytes (liver, spleen, bone marrow) in the majority of PBGM01-treated animals. T-cell responses were not generally associated with any abnormal clinical or histological findings.
•	Pre-existing NAbs to the vector capsid were detected in some animals and did not appear to influence gene transfer to the brain and spinal cord, although the presence of pre-existing NAbs correlated with reduced hepatic gene transfer.
•	Transgene expression and β-gal enzyme activity in CSF and serum of NHPs was limited by the nature of the assay, which could not distinguish human β-gal enzyme versus endogenous rhesus β-gal enzyme. The analysis was also complicated by the rapid loss of transgene product activity after Day 14, which was likely due to an antibody response to the human transgene product. Despite these caveats, β-gal activity in the CSF and serum was detectable in animals from all dose groups 14 days after administration of PBGM01.
•	In the CSF, animals receiving the two higher doses displayed β-gal activity levels that were approximately two-fold and four-fold higher than the levels of vehicle-treated controls, respectively. Furthermore, expression in the CSF was not affected by the presence of pre-existing NAbs to the vector capsid, supporting the potential to achieve therapeutic activity in the CNS in infantile and late infantile patients with GM1 regardless of NAb status.
•	In serum, animals lacking pre-existing NAbs to the vector capsid trended towards higher β-gal enzyme activity compared to that of either the vehicle-treated controls or animals positive for pre-existing NAbs to the vector capsid. This result suggests the potential for therapeutic activity in peripheral organs for NAb-negative infantile and late infantile patients with GM1.
•	PBGM01 administration resulted in asymptomatic degeneration of the trigeminal ganglia, or TRG, and DRG sensory neurons and their associated central and peripheral axons. The severity of these lesions was typically minimal to mild. These findings were not clearly dose-dependent, although there was a trend of more severe lesions in the mid-dose and high dose cohorts. Degeneration of sensory neuron cell bodies was less severe at day 120 than day 60, indicating that these lesions are not progressive, although the subsequent axon degeneration and fibrosis may continue to evolve over several months. Consistent with these findings, two animals that exhibited the most severe axon loss and fibrosis of median nerves upon necropsy at day 120 had exhibited a reduction in median nerve sensory action potential amplitudes by day 28 with no subsequent progression. Due to the presence of asymptomatic sensory neuron lesions in all dose groups, a no-observed adverse effect level was not defined.

The figures below show the degeneration in the DRG, the spinal cord and median nerve axon and median nerve fibrosis as of day 120, as measured by histological analysis and scoring of severity of lesions from 0 (none) to 5 (severe). The two animals that exhibited the most severe axon loss and fibrosis with decreased sensory nerve action potential, or SNAP, are shown in red.

Severity of DRG, Spinal Cord and Median Nerve Lesions at Day 120

The figures below show the change in median sensory nerve conduction as of each measuring point in the study, as measured by median sensory action potential in microvolts.

Median Sensory Nerve Conduction Studies

Clinical development

Our clinical development plan is to start with trials in infantile GM1, and if successful, explore expansion of the indication with trials in later onset forms of GM1.

We expect to initiate patient enrollment of a multi-center, open-label, single-arm Phase 1/2 clinical trial of PBGM01 in patients with a diagnosis of early and late infantile GM1 beginning in the first quarter of 2021. Our initial cohort will be in patients with late infantile GM1, and we expect to report initial 30-day safety and biomarker data from this cohort mid-year 2021.

We plan to specifically study early and late infantile patients in separate, smaller cohorts. We plan to enroll a total of four cohorts of two patients each, with separate dose-escalation cohorts for late onset infantile GM1 patients (with onset prior to 18 months in age) and early onset infantile GM1. This will test a low dose that exceeds the MED, as determined in our preclinical studies, and a 3-fold greater high dose. The first cohort will be in patients diagnosed with late infantile GM1 (greater than 12 months in age) with low dose treatment. There will be a 60-day interval between subjects dosed within a cohort to allow review of biomarker and safety data before dosing the next subject.

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

We expect that pre-specified primary endpoints will include safety and efficacy. Efficacy will be evaluated by prevention of further developmental regression and by restoration of developmental trajectories, as measured by developmental milestones using accepted clinical scales, observer-reported outcomes and video recordings. Secondary outcomes will include serum and CSF β-gal enzyme activity and disease progression endpoints including evaluations using EEG and MRI. Our initial biomarker data will include blood and CSF β-gal enzyme activity. While blood β-gal activity is generally measurable due to the normal activity levels found in blood, it may be difficult to detect in the CSF due to lower normal activity levels in the CSF. We are working on improving our analytical capabilities to detect lower levels of B-gal activity. Due to our ICM delivery, we believe that if a treatment-related increase in blood B-gal activity is detected, this will suggest that there has also been a treatment-related increase in CSF β-gal enzyme activity.

Depending on the results from the dose escalation cohorts we plan to obtain input from regulatory agencies on the requirements to submit for regulatory approval for commercialization in the United States and internationally.

Natural History Data

We are currently funding a GM1 natural history study being conducted by Penn’s ODC to collect prospective data on clinical disease progression in infantile and juvenile GM1. This data will be used to construct natural history patient profiles for use as matched case controls for comparison to the profiles of treated participants in our planned Phase 1/2 clinical trial.

Regulatory Designations

In April 2020, the FDA granted Orphan Drug Designation, or ODD, and in May 2020, the FDA granted Rare Pediatric Disease Designation, or RPDD, to PBGM01 for the treatment of GM1 gangliosidosis. We believe these designations represent an important recognition of the dire need for an effective treatment option for those suffering from GM1. The ODD grants us financial incentives to support clinical development and the potential for up to seven years of market exclusivity in the U.S. upon regulatory approval, while the under the RPDD program, a sponsor who receives approval for a drug or biologic for a “rare pediatric disease” may qualify for a priority review voucher that may be sold or transferred. In October 2020, the European Commission granted ODD to PBGM01.

Clinical Trial Approvals

In December 2020, the FDA notified us that our IND for PBGM01 was cleared, which allows us to proceed with our clinical trial. In December 2020 and January 2021, we also received approval of our CTA for our Imagine-1 Trial for PBGM01 from MHRA and Health Canada, respectively.

We have manufactured the PBGM01 clinical supply and have established a clinical supply chain to support global clinical trial, including in the United States, the UK and Canada.

FTD—PBFT02

Overview of FTD-GRN

FTD is one of the more common causes of early-onset (midlife) dementia, causing impairment in behavior, language and executive function, and occurs at similar frequency to Alzheimer disease in patients younger than 65 years. FTD presents as a rapidly progressive clinical syndrome. Changes in personal and social conduct occur in early stages of the disease, including loss of inhibition, apathy, social withdrawal, hyperorality (mouthing of objects) and ritualistic compulsive behaviors. These symptoms are severely disabling and may lead to misdiagnosis as a psychological or emotionally based problem, or, in the elderly, be mistaken for withdrawal or eccentricity. FTD progresses to immobility and loss of speech and expression. Survival averages eight years after onset of symptoms.

In approximately 5% to 10% of individuals with FTD, the disease is caused by mutations in the granulin, or GRN, gene, causing a deficiency of progranulin. PGRN is a complex and highly conserved protein thought to have multiple roles in cell biology, development and inflammation. Emerging evidence suggests that PGRN’s pathogenic contribution to FTD and other neurodegenerative disorders relates to a critical role in lysosomal function.

There are no disease modifying therapies approved for the treatment of FTD. Anti-depressants have been shown to manage some behavioral symptoms. We engaged a third-party data-analytics firm to conduct an analysis of a variety of de-identified electronic medical records. Based on this analysis, we estimate the prevalence of FTD in the United States to be approximately 62,000. The prevalence of FTD due to GRN mutation found in literature is 5% to 10%. Accordingly, we estimate the prevalence of FTD-GRN deficiency in the United States to be approximately 3,000 to 6,000.

Program selection

We chose FTD-GRN as one of our initial lead programs because it meets our criteria for rare, monogenic CNS disorders in which we believe we can develop product candidates with a higher probability of technical and regulatory success:

•	Cross-correction: Following treatment with PBFT02, we believe overexpressing PGRN in a subset of cells in the CNS could provide a depot of secreted protein that could be taken up by surrounding cells, resulting in the potential for cross-correction and broad restoration of neuronal lysosomal function across the entire brain.
•	Biomarkers: There are known biomarkers in FTD-GRN that are measurable and available to assist in drug development.
•	Pharmacodynamic biomarkers. PGRN is a secreted protein that can be measured in the CSF and plasma, and it has been shown to be reduced in the CSF of human GRN mutation carriers.
•	Disease progression biomarkers. We expect to be able to use recent progress in the identification of clinical disease progression biomarkers for FTD, including CSF, neuroimaging and retinal biomarkers, to facilitate clinical development by enabling early detection of treatment effects on disease pathophysiology.

•	Preclinical Validation: In our preclinical studies in GRN—/—mice, ICV administration resulted in increased levels of PGRN in the CNS and CSF, with resolution of lysosomal storage lesions. ICM administration in NHPs (which do not have the disease phenotype) resulted in robust increases in PGRN levels in CNS and CSF.

Our Product Candidate

We are developing PBFT02 to treat FTD-GRN with a single dose of PBFT02 by ICM injection. PBFT02 is a gene therapy that utilizes an AAV1 viral vector to deliver a modified DNA encoding the GRN gene to a patient’s cells. The goal of this vector and delivery approach is to provide higher than normal levels of PGRN to the CNS to overcome the progranulin deficiency in GRN mutation carriers, who have been observed to have reduced CSF PGRN levels ranging from 30% to 50% of the PGRN levels observed in normal, mutation non-carriers. We selected the AAV1 capsid and ICM delivery route due to the superior transduction of the transgene observed in NHP studies throughout the brain, including particularly high transduction of the ependymal cells that line the ventricles (CSF spaces) of the brain and secrete CSF, which circulates around the brain. Secretion of PGRN into the CSF by ependymal cells is expected to increase CSF levels of PGRN and the bioavailability of PGRN to other brain regions.

Preclinical studies

Proof-of-Concept Pharmacology Mouse Model

A pharmacology study was conducted in a mouse model using an AAVhu68 vector to assess whether delivery of the human GRN gene to the brain can elevate brain PGRN levels, eliminate existing lysosomal storage material and reduce the upregulated lysosomal enzyme HEX activity in GRN—/–mice (shown in the figures below as knockout, or KO, mice), which are present in the brain of GRN—/–mice as early as two months of age. Therefore, we treated GRN—/–mice at two to three months of age with an ICV injection of either an AAVhu68 vector expressing human GRN (shown in the figures below as AAV) or PBS vehicle, with ten mice in each group. In addition, a cohort of ten wild type, or WT, mice were injected with vehicle. Animals were euthanized 60 days after injection and necropsy was performed.

Biomarker Evaluation

The level of human PGRN protein in the brain and CSF (in nanograms per milliliter, or ng/mL) was measured using an enzyme-linked immunosorbent assay, or ELISA, to determine transduction levels. As shown in the figure below on the right, measurable levels of human PGRN were confirmed in the brain in the AAV-treated group, while in both the vehicle-treated and wild type groups, human PGRN was below detection levels. We further evaluated PGRN protein levels in the CSF, as shown in the figure below on the left. AAV-treated mice displayed a higher average CSF concentration of human PGRN than both the vehicle-treated and wild type groups.

AAV Mediated Expression of Human PGRN (hPGRN) Protein in the CSF and Brain

Histological analysis

After confirming PGRN protein expression in the brain of GRN—/–mice, we assessed whether PGRN overexpression reduced the number of lipofuscin deposits in the hippocampus, thalamus and cortex. As shown in the figure below, AAV-treated GRN—/–mice exhibited fewer lipofuscin deposits (indicated by fluorescent spots) in all brain regions compared to those of vehicle-treated GRN—/–mice and comparable lipofuscin deposits to wild-type mice.

Comparison of Lipofuscin Deposits in the Brain

*p<0.05, ***p<0.001, ****p<0.0001

Vector Comparison Study in Non-Human Primates

PBFT02 utilizes an AAV1 vector to deliver to the brain a functional GRN gene encoding progranulin. The AAV1 vector was chosen over other potential vectors because it demonstrated a high tropism for the ependymal cells that line the brain ventricles in NHP studies.

A study was conducted that was designed to evaluate the expression of human PGRN protein in the CSF of adult NHPs following ICM delivery of different AAV vectors. The primary goal of the study was to determine whether ICM AAV delivery could achieve CSF PGRN levels similar to those demonstrated to be pharmacologically active in the knockout mouse model, and to identify the vector capsid and transgene sequence that achieved the most robust expression. In the study, adult rhesus macaques received a single ICM injection of an AAV1, AAV5 or AAVhu68 vector expressing human GRN, with two NHPs per group. The AAVhu68 (v2) vector utilized a different GRN coding sequence and different promoter than what was used in the other vectors evaluated. Human PGRN protein was measured by enzyme-linked immunosorbent assay in the CSF and plasma. Increasing expression of PGRN outside of the CNS should not be required for the treatment of FTD-GRN, and the levels of PGRN protein in plasma was measured to ascertain if any of the vectors disproportionality increased PGRN outside of the CSF, which could cause potentially undesirable side effects.

The figures below show that production of human PGRN protein in the CSF of all treated NHPs exceeded levels found in healthy normal human control samples. Production was highest in the CSF of NHPs treated with the AAV1 vector, resulting in concentrations more than 50-fold higher than normal human CSF PGRN concentrations. PGRN production in plasma was similar to normal human control levels for the AAVhu68 and AAV1 vectors. Plasma analysis was not performed on the AAVhu68 (v2) group.

Production of Human PGRN Protein in CSF and Plasma of NHPs following ICM AAV Delivery

CSF
CSF PGRN (ng/mL)
100
10
1
0.1
Normal
LLOQ
0
10
20
30
40
Day
Plasma
Plasma PGRN (ng/mL)
1,000
100
10
1
0.1
Normal
0
10
20
30
40
Day
RA2981
RA2982
AAVhu68
RA3027
RA3153
AAVhu68 (v2)
RA3151
RA3170
AAV1
RA3155
RA3160
AAV5

In this NHP study, animals were necropsied 28 days after vector administration. Ependymal cell transduction was evaluated by immunohistochemistry in multiple regions of the brain of animals treated with AAVhu68 and animals treated with AAV1. As shown in the figure below, transduction of the ependymal cells (as shown by density of darkened ependymal cells) was substantially higher in the animals treated with AAV1 (48%) as compared to the animals treated with AAVhu68 (1-2%).

Ependymal cell transduction following ICM delivery of AAV1 and AAVhu68 vectors expressing GFP in NHPs

Based on the results from the NHP vector comparison study, we selected AAV1 as the capsid for our PBFT02 product candidate.

In our NHP preclinical studies, the production of PGRN using a AAV1 capsid was 3 to 5 times greater than AAVhu68 and AAV5. Thus, we believe PBFT02 has the potential to provide a large CNS depot of progranulin that could be taken up by neurons broadly throughout the brain, restoring lysosomal function and neuronal survival, thereby slowing or stopping progression of the FTD. Further, AAV1 does not strongly transduce the liver and does not result in comparatively elevated levels of circulating PGRN. This may be an advantage by reducing the potential risk of unknown side effects of PGRN outside the CNS.

GRN mutation carriers have been demonstrated to have reduced CSF progranulin levels ranging from 30% to 50% of the PGRN levels observed in normal, mutation non-carriers. Based on our preclinical studies, we believe that PBFT02 has the potential to sufficiently increase extracellular PGRN levels to overcome intracellular PGRN deficiency, without greatly increasing peripheral PGRN levels.

Pharmacology Study in GRN —/— mice to determine the Minimally Effective Dose

A pharmacology study was conducted to evaluate the MED in a GRN—/— mouse model following ICV administration of PBFT02. In this study, GRN—/— mice at 6.5 to 8.5 months old were administered PBFT02 at four separate dose levels and evaluated for 90 days. Other GRN—/—mice and wildtype mice were administered with vehicle. The initial age of administration was chosen because at this age, increased lipofuscin deposits and upregulated lysosomal HEX activity are observed in the brain of GRN—/—mice. This age also allowed evaluation of neuroinflammation, which develops later in disease progression, by 5 months of age. Thus, these mice mirror the developmental stage of the intended patient population (young/mature adult to middle-age adult) and allow evaluation of disease-relevant neuropathological features. As GRN—/— mice do not exhibit overt neurodegeneration or neurological symptoms, and they have a normal lifespan, the study duration was 90 days. The study duration was chosen to allow for evaluation following the expected onset, peak and plateau of transgene expression. Ninety days also allowed for detection of changes in the biochemical and neuropathological findings already present in the GRN—/—mice at the time of PBFT02 administration and was considered a sufficient duration for detecting post-treatment improvement in disease-relevant phenotypes.

In this study, administration of PBFT02 to GRN—/— mice resulted in a dose-related correction of histopathology with the broadest treatment-related effects on lipofuscin, neuroinflammation and lysosomal enzyme activity observed at the highest dose. The lowest dose of PBFT02 was considered to be the minimally effective dose, as it significantly improved key neuropathological features found in patients with GRN-related neurodegeneration, including prevention of lipofuscin accumulation in the thalamus and a reduction in neuroinflammation defined by CD68 expression in the hippocampus.

PGRN expression

Human PGRN expression was measured in the CSF of necropsied mice 90 days after PBFT02 administration. As shown in the figure below, human PGRN expression in CSF increased at the two highest doses of PBFT02 compared to that of vehicle-treated GRN—/—controls. Human PGRN expression in GRN—/—mice administered the two lowest doses of PBFT02 appeared similar to that of the vehicle-treated GRN—/—mice and wild type controls. However, the limit of detection, or LOD, for the PGRN ELISA assay was 1.25 ng/mL, thus limiting the ability to detect changes in PGRN expression at the two lowest doses and in the vehicle-treated GRN—/—and wild type controls.

PRGN Expression in CSF of GRN—/—Mice Administered PBFT02 or Vehicle

Histological Analysis of Brain Abnormalities

The thalamus, cortex and hippocampus were selected for quantification of lipofuscin deposits and CD68 expression because elevated lipofuscin accumulation and neuroinflammation/microgliosis are evident in these brain regions in GRN—/—mice. Furthermore, these brain regions exhibit extensive neuropathology in patients with GRN-related neurodegeneration.

Lipofuscin deposits

Lipofuscin deposits were quantified in three brain regions (thalamus, cortex and hippocampus) of mice necropsied at baseline and 90 days after PBFT02 administration, or Day 90. The figures below show that at both baseline and Day 90, lipofuscin deposits were more abundant in the thalamus compared to the cortex and hippocampus, suggesting that the thalamus might provide greater sensitivity for evaluating lipofuscin aggregates than the other brain regions.

In the thalamus, a higher baseline lipofuscin count was observed in untreated GRN—/—mice than in untreated wild type controls. At Day 90, the average lipofuscin count in vehicle-treated GRN—/—mice was higher than that of the untreated GRN—/—baseline controls, indicating a progressive increase in lipofuscin deposits. In contrast, all PBFT02-treated groups displayed significantly lower lipofuscin counts than that of vehicle-treated GRN—/—mice. Because average lipofuscin counts in all PBFT02-treated groups were similar to that of the untreated GRN—/—baseline controls, PBFT02 administration at all dose levels appeared to prevent the progressive accumulation of lipofuscin during the 90-day study.

In the cortex and hippocampus, higher average lipofuscin counts were also observed in vehicle-treated GRN—/—mice than in vehicle-treated wild type mice at Day 90. All PBFT02-treated dose groups displayed fewer average lipofuscin counts at Day 90 than vehicle-treated GRN—/—mice, although the reduction was only statistically significant in the cortex at the third highest dose. No dose-dependent response was observed, as lipofuscin counts were similar among all four PBFT02 dose groups.

Quantification of Lipofuscin Deposits in the Brain of GRN—/–Mice Administered PBFT02 or Vehicle

*p<0.05, **p<0.01, ***p<0.001, ****p<0.0001

Neuroinflammation

The neuroinflammatory marker CD68 was quantified in three brain regions (thalamus, cortex and hippocampus) of necropsied mice at baseline and 90 days after PBFT02 administration. The figures below show that at baseline and on Day 90, higher average CD68 expression was observed in the thalamus, cortex and hippocampus of untreated GRN—/–mice when compared to that of untreated wild type controls. In the thalamus on Day 90, a generally dose-dependent response was observed with the three highest PBFT02 dose groups displaying significantly reduced CD68 expression compared to that of vehicle-treated GRN—/–mice. Of note, mice administered the highest dose of PBFT02 exhibited an approximately 4-fold reduction in CD68 expression compared to that of vehicle-treated GRN—/–mice. In the cortex on Day 90, average CD68 expression was reduced in all PBFT02-treated groups, although the reduction was not significantly different from CD68 expression in the vehicle-treated GRN—/–mice. No dose-dependent response was observed. In the hippocampus on Day 90, all PBFT02 dose groups displayed significantly lower CD68 expression compared to that of vehicle-treated GRN—/–mice. Moreover, CD68 expression was similar to that of vehicle-treated wild type controls for all doses of PBFT02. This response was not dose-dependent, as expression of CD68 was similar at all doses of PBFT02.

Quantification of CD68 Expression in the Brain of GRN—/–Mice Administered PBFT02 or Vehicle

*p<0.05, **p<0.01, ***p<0.001, and ****p<0.0001

Lysosomal Enzyme Activity (Hexosaminidase Activity)

A HEX activity assay was performed at baseline and 90 days after PBFT02 administration on lysates of the third frontal part of the brain, because lysosomal enzymes are frequently upregulated in lysosomal storage diseases, an observation that has been confirmed in GM1 patients. At baseline, brain HEX activity was higher in untreated GRN—/—mice than untreated wild type controls. At Day 90, GRN—/—mice administered the highest PBFT02 dose exhibited significantly reduced brain HEX activity compared to that of vehicle-treated GRN—/—mice. Moreover, HEX activity in the highest dose group was similar to that of vehicle-treated wild type controls, indicating normalization of brain HEX levels at this dose.

NHP Toxicology Study

A 90-day, GLP-compliant toxicology study was conducted in NHPs to assess the safety, tolerability and biodistribution and excretion (shedding) profile of PBFT02 following ICM administration.

In this study, adult male and female rhesus macaques received a single ICM administration of vehicle or PBFT02 at one of three dose levels. Animals from each cohort were euthanized 90 days following administration. In-life evaluations included clinical observations performed daily, standardized neurological monitoring, sensory nerve conduction studies, or NCS, body weights, clinical pathology of the blood and CSF, evaluation of serum-circulating NAbs to the vector capsid, and assessment of vector pharmacokinetics and vector excretion. Animals were necropsied, and tissues were harvested for a comprehensive histopathological examination, measurement of T cell responses to the vector capsid and transgene product, biodistribution analysis, and evaluation of human PGRN expression and anti-human PGRN antibody responses.

Key results from this study were:

•	ICM administration of PBFT02 was well-tolerated at all doses evaluated. All animals survived to the scheduled necropsy, and PBFT02 produced no adverse effects on clinical and behavioral signs, body weights, or neurologic examinations. There were no abnormalities of blood or CSF clinical pathology related to PBFT02 administration except for a mild transient increase in CSF leukocytes in some animals.
•	As shown in the figures below, PBFT02 administration resulted in asymptomatic degeneration of DRG and TRG sensory neurons (8 of 9 animals), along with their associated central and peripheral axons (9 of 9 animals). The severity of most of these lesions was minimal to mild. These findings showed a trend of more severe lesions in the mid-dose and high dose groups. Of the two animals that exhibited the most severe axon loss in the spinal cord and endoneurial fibrosis of peripheral nerves, one animal in the high dose group displayed a marked reduction in bilateral median nerve sensory action potential amplitudes on Day 90.

A
SNAP Amplitude
Right Median Nerve
Left Median Nerve
μV
80
60
40
20
BL
28
90
Days
B
Nerve Conduction Velocity
Right Median Nerve
Left Median Nerve
m/s
75
60
45
30
15
BL
28
90
Days
Animal ID
Treatment
181323
171123
Vehicle
171250
180668
171229
PBFT02 Low Dose
171311
171118
171306
PBFT02 Mid Dose
181330
171246
171209
PBFT02 High Dose

•	Pre-existing NAbs to the vector capsid were detectable in serum in 3 of 11 animals (27%) at baseline, and did not appear to influence gene transfer to the brain and spinal cord, although the presence of pre-existing NAbs correlated with markedly reduced hepatic gene transfer. T cell responses to the vector capsid or human transgene product were detectable in the majority of PBFT02-treated animals in peripheral blood mononuclear cells or tissue lymphocytes from the liver or spleen. T cell responses were not generally associated with abnormal clinical findings.
•	ICM administration of PBFT02 resulted in vector distribution in the CSF and high levels of gene transfer to the brain, spinal cord and DRG at Day 90. PBFT02 also reached significant concentrations in the peripheral blood, lliver and spleen. Evaluation of PBFT02 vector DNA excretion demonstrated detectable vector DNA in urine and feces 5 days after administration, which reached undetectable levels within 60 days.
•	Human PGRN expression was detectable in CSF and serum in all animals by 7 to 14 days after PBFT02 administration. Human PGRN expression peaked between Days 14 to 28 in CSF and serum, and was generally dose-dependent. By Day 60, human PGRN expression in the CSF and serum declined from peak levels in all PBFT02-treated animals. This decline correlated with the appearance of antibodies against the transgene product (i.e., anti-human PGRN antibodies which are not expected to develop in haploinsufficient patients with FTD-GRN) in both CSF and serum of all PBFT02-treated animals.

A comparison of the maximum expression of human PGRN in the CSF of NHPs to that of healthy human CSF showed that the mid and high doses of PBFT02 dose resulted in approximately 15-fold higher PGRN expression than that of healthy human CSF, while the lower dose of PBFT02 dose resulted in approximately 7-fold higher PGRN expression than that of healthy human CSF. We believe these pharmacology data support the possibility of achieving therapeutic PGRN expression levels and cross-correction in the CNS of FTD patients following ICM administration of PBFT02.

Human PGRN protein

Clinical development

Our clinical development plan is to treat FTD-GRN with a single dose of PBFT02 via ICM injection, with our initial clinical trial focused on early symptomatic FTD patients who have the GRN mutation.

We have an active IND for PBFT02, and plan to initiate patient enrollment of a multi-center, open-label, single-arm Phase 1/2 dose escalation clinical trial of PBFT02 in patients with a diagnosis of FTD with a GRN mutation beginning in the United States in the first half of 2021. We expect to report initial 30-day safety and biomarker data from the first cohort in late 2021 or early 2022.

This trial is expected to be a two-cohort dose-escalation trial, with three subjects per cohort and the potential for a third higher-dose cohort. The planned starting dose will exceed the MED in the GRN knockout mouse model, with planned escalation to a 3-fold higher dose. The primary endpoint of the trial is to assess safety and tolerability over 60 months. Secondary endpoints are to assess change from baseline to 24 months on biomarkers, (including CSF and plasma progranulin levels, biomarkers of neurodegeneration and disease progression), and on clinical outcomes as measured by the Clinical Dementia Rating (CDR®) for improving evaluation of patients with frontotemporal lobar degeneration (FTLD), or CDR® plus NACC FTLD, and other neurocognitive assessments. Interim analyses are planned for certain biomarkers starting at one month post dosing and for clinical outcomes beginning at one year post dosing. The independent data monitoring committee, or IDMC, will review 30-day biomarker data and safety data for each subject in a cohort. All subjects will be followed for a total of five years to monitor safety and selected biomarker and efficacy measures. All subjects will be evaluated over two years for safety and efficacy, followed by an additional 36 months of long-term follow up.

A scientific advice meeting with MHRA was held in November 2020, providing feedback on our proposed protocol. We also intend to seek feedback from other regulatory agencies outside the United States.

Depending on the results from the initial cohorts, we plan to obtain input from regulatory agencies on the requirements to submit for regulatory approval for commercialization in the United States and internationally.

Regulatory designations

In January 2021, the FDA granted ODD to PBFT02 for the treatment of FTD-GRN. We believe this designation represents an important recognition of the dire need for an effective treatment option for those suffering from FTD-GRN. The ODD grants us financial incentives to support clinical development and the potential for up to seven years of market exclusivity in the United States upon regulatory approval. The FDA has recently granted Fast Track designation for PBFT02. Fast Track designation is a process designed to facilitate the development and expedite the review of drugs to treat conditions and fill unmet medical need.

Clinical Trial Approvals

In January 2021, the FDA notified us that our IND for PBFT02 was cleared, which allows us to proceed with our clinical trial.

We have manufactured the PBFT02 clinical supply to support clinical trial initiation in the United States.

Krabbe disease—PBKR03

Overview of Krabbe disease

Krabbe disease is a rare and often life-threatening lysosomal storage disease that presents early the patient’s life, resulting in progressive damage to both the brain and PNS. Infants may present with extreme irritability and excessive crying, feeding difficulties, fisted hands, poor head control, stiffness and arching. The early infantile form of Krabbe disease typically manifests before six months of age and is the most severe form, accounting for 60% to 70% of Krabbe disease diagnoses. In these patients the disease course is highly predictable and rapidly progresses to include loss of acquired milestones, staring episodes, apnea, peripheral neuropathy, severe weakness, unresponsiveness to stimuli, seizures, blindness, deafness and death by two years of age. Late infantile patients present symptoms that are similar to those of early infantile Krabbe disease, with a median survival of approximately five years from onset of symptoms. Late infantile Krabbe disease is defined by onset between seven to twelve months of age. It comprises approximately 10% to 30% of cases and exhibits greater variability in clinical presentation.

Krabbe disease is an autosomal recessive lysosomal storage disease caused by mutations in the GALC gene, which provides instructions for making an enzyme called galactosylceramidase, which breaks down certain fats, including galactosylceramide and psychosine. The myelin-producing cells in the CNS and PNS are particularly sensitive to the accumulation of psychosine, resulting in widespread death of these cell populations. Without myelin, nerves in both the brain and other parts of the body cannot transmit signals properly, leading to the signs and symptoms of Krabbe disease.

There are currently limited treatment options for patients with Krabbe disease. While human stem cell transplant, or HSCT, has become standard of care in many centers in the US for early infantile Krabbe patients who are pre-symptomatic or who have mild symptoms, it has limited use outside the US and is a treatment with limitations. Most HSCT-treated children still have progressive gross motor delays ranging from mild spasticity to inability to walk independently, and limited use of their upper extremities. There is also a narrow window of treatment and, of course, a donor must be identified. When performed after the onset of overt symptoms in these patients, HSCT provides only minimal neurologic improvement and does not substantially improve survival.

Currently, nine states conduct mandatory screening for Krabbe disease and an additional four states passed legislation to include Krabbe disease in mandatory screening, but such screening has not yet been added. We engaged a third party data-analytics firm to conduct an analysis of screening data from the six states with screening history and based on this evaluation of screening data, we believe the incidence of Krabbe disease to be approximately 2.6 in 100,000 births.

Program Selection

We chose infantile Krabbe disease as one of our first clinical programs because it met our criteria for rare, monogenic CNS disorders in which we believe we can develop product candidates with a higher probability of technical and regulatory success. The indication presents cross-correction, biomarker data and preclinical validation that are supportive of advancing treatments for Krabbe disease into the clinic.

•	Cross-Correction: Following treatment with PBKR03, newly synthesized galactosylceramidase is expected to be secreted by transduced cells, potentially providing a depot of secreted enzyme that could be taken up by other cells, resulting in the potential for cross-correction and broad CNS and PNS enzyme replacement.
•	Biomarkers: There are known biomarkers in Krabbe disease that are measurable and available to assist in drug development.
•	Pharmacodynamic biomarkers. GALC activity has been shown to be reduced in patients with Krabbe disease and can be measured in CSF and plasma. Psychosine levels are also measurable and elevated in patients with Krabbe disease. We will measure these biomarkers in CSF and plasma to assess the efficiency of transduction and restoration of GALC activity by PBKR03.
•	Disease progression biomarkers. We will leverage a number of neuroimaging, electrophysiological and fluid biomarkers to assess treatment effects on disease progression, including CNS myelination as measured by diffusion-tensor MRI, nerve conduction velocity, or NCV, to assess peripheral nerve myelin and conduction, and visual and brain stem-evoked potentials to assess CNS myelination and conduction.
•	Preclinical validation: In preclinical studies in a mouse model of Krabbe disease, CSF delivery of PBKR03 resulted in GALC expression levels in the CNS that rescued motor function and improved survival. CSF delivery in mice also reduced peripheral nerve demyelination and globoid cell infiltration.

Our Product Candidate

We are developing PBKR03 to treat infantile Krabbe disease, the most common and severe form of Krabbe disease. PBKR03 utilizes a next-generation AAVhu68 capsid to deliver DNA encoding the GALC enzyme to a patient’s cells. PBKR03 will be administered as a single dose by ICM injection into the CSF.

The AAVhu68 capsid and ICM route of administration were selected for the superior transduction observed in preclinical studies for cells of the CNS and PNS, which are both affected in Krabbe disease patients. This vector has the potential to provide corrective GALC enzyme to both the CNS and PNS, which we believe could treat both the CNS pathologies and the significant peripheral neuropathy observed in many Krabbe disease patients.

Preclinical studies

Vector Selection Study in Pre-Symptomatic Twitcher Mice

A proof of concept study was conducted in pre-symptomatic twitcher mice to establish the route of administration, capsid and dose range best suited for treating infantile Krabbe disease. A twitcher mouse, denoted in the following figures as twi/twi, is a naturally-occurring mouse mutant caused by an abnormality in the gene coded for galactosylceramidase, and therefore is genetically equivalent to Krabbe disease. Four different AAV capsids encoding human GALC were tested: AAV3b, AAV5, AAV1 and AAVhu68. Each AAV vector was administered ICV. As a control, a group of pre-symptomatic twitcher mice were administered PBS vehicle only. As shown in the figure below, while all four capsids enhanced survival compared to the vehicle-treated control mice, the AAVhu68 capsid yielded superior survival over AAV3b, AAV5 and AAV1. Therefore, we selected the AAVhu68 capsid for subsequent studies.

Survival Curves Following ICV Delivery of GALC to Presymptomatic Twitcher Mice Using Different AAV Capsids

Pharmacodynamic Study in Twitcher Mice

After selecting our AAVhu68 capsid for use, we then used the twitcher mouse model to examine treatment effects of PBKR03. In preclinical studies, PBKR03 was delivered into the CSF by ICV injection.

As shown in the figures below, 28 days after ICV administration of PBKR03, GALC activity levels observed in the brain, liver and serum of PBKR03-treated twitcher mice were higher than the levels observed in the same tissues of vehicle-treated twitcher mice and healthy control mice (denoted by +/+ in the figure below).

Brain
GALC Activity (FU/50 µg)
20,000
15,000
10,000
5,000
0
+/+
twi/twi
twi/twi
PBS
PBKR03
Liver
GALC Activity (FU/50 µg)
2,000
1,500
1,000
500
0
+/+
twi/twi
twi/twi
PBS
PBKR03
Serum
GALC Activity (FU/10 µL)
15,000
10,000
5,000
0
+/+
twi/twi
twi/twi
PBS
PBKR03

  Pharmacology Study in Twitcher Mice

A pharmacology study in early-symptomatic twitcher (twi/twi) mice was also conducted. Twitcher mice were ICV-administered PBKR03 on post-natal day, or PND, 12. Other age-matched early symptomatic twitcher mice, unaffected heterozygotes (twi/+) and wild-type (+/+) mice were ICV-administered PBS vehicle only on PND 12. PND 12 was selected as the day of dosing because it is shortly after the onset of PNS demyelination in an animal with brain maturation equivalent to a 2-month-old infant.

Beginning ten days after administration, all mice were monitored daily for clinical signs. Clinical signs were scored using an assessment of clasping ability, gait, tremor, kyphosis, and fur quality. These measures effectively assess the clinical status of subject mice based upon the symptoms they typically present. Scores above 0 indicate clinical deterioration.

Using this assessment, early-symptomatic twi/twi mice administered PBKR03 displayed clinical scores close to 0, which was comparable to the scores of unaffected twi/+ and +/+ mice, as shown in the figure below. In contrast, the age-matched vehicle-treated twi/twi mice displayed higher assessment scores over most of the time course, indicating clinical deterioration.

Clinical Scoring

As a complementary functional assay, the rotarod test, a commonly used test to evaluate motor coordination in mice, was performed on PND 35. As shown in the figure below, the early symptomatic PBKR03-treated twi/twi mice displayed fall latencies comparable to those of the unaffected twi/+ and +/+ mice, while the age matched vehicle-treated twi/twi mice displayed statistically significantly shorter fall latencies (p<0.05), indicating deterioration of neuromotor function.

Complementary Functional Assay: Rotarod Day 35—Symptomatic Treatment

To determine whether the observed benefits of PBKR03 administration on functional endpoints correlated with histologic improvements, all mice were necropsied 28 days following ICV administration, and the sciatic nerve of the hind limb was examined histologically. The sciatic nerve was selected for histology because peripheral nerves are more affected by demyelination in twi/twi mice compared to the CNS.

As shown in the figures below, the sciatic nerve of vehicle-treated +/+ controls was enriched with myelin (dark blue staining) and generally devoid of globoid cell infiltrates (pink staining). However, in vehicle-treated symptomatic twi/twi mice, severe subtotal demyelination was observed in the sciatic nerve, accompanied by nerve thickening and the infiltration of globoid cells. In contrast, myelin was preserved in the sciatic nerve of symptomatic PBKR03-treated twi/twi mice, although not to the extent observed in age-matched +/+ mice. Fewer globoid cells were also observed in the nerve of PBKR03-treated twi/twi mice compared to vehicle treated twi/twi mice.

Sciatic Nerve Histology Following ICV Administration of PBKR03 to Symptomatic Twitcher Mice:

Pharmacology Study in Twitcher Mouse Model to determine the Minimally Effective Dose

A pharmacology study was conducted to determine the MED and GALC expression levels in the twitcher mouse model of infantile Krabbe disease following ICV administration of PBKR03. In this study, juvenile twi/twi mice

(postnatal day, or PND, 10 to 14) received a single administration of PBKR03 at one of four dose levels. Additional twi / twi mice and wild type mice were administered either vehicle or remained untreated as controls. The age of the animals was selected to model the disease stage of early-symptomatic infantile Krabbe disease patients.

In this study, the MED was determined to be the third highest dose (out of four) because this dose led to significant improvements in survival, body wasting and failure to thrive (body weight loss), Krabbe disease-related clinical symptoms (clinical assessment scoring), and the prevention of phenotypic lymphopenia (suggestive of a reduction in autonomic neuronal degeneration) when compared to vehicle-treated controls. This dose increased myelination and reduced globoid cell infiltration and neuroinflammation in the brain, while also reducing globoid cell size in the brain and spinal cord compared to that seen in vehicle-treated controls. This dose was also the minimal dose leading to significantly increased GALC enzyme expression in the brain, which is a key target tissue.

Naturally occurring Krabbe dog model

The Krabbe dog is a naturally occurring autosomal recessive disease model derived from a spontaneous mutation in the GALC gene. The mutant GALC protein has residual enzymatic activity close to 0%, which is similar to GALC activity levels observed in patients with the infantile form of Krabbe disease.

A preclinical study was conducted in the Krabbe dog model evaluating treatment with an AAVhu68 vector containing a codon-optimized canine GALC cDNA, which we refer to as AAV-treated dogs, or vehicle administered directly to the CSF using the ICM route of administration. In this study, four Krabbe dogs were treated with a single administration of PBKR03, two Krabbe dogs were treated with a sham and one wild type control dog was also treated with a sham.

Survival

The two vehicle-treated Krabbe dogs reached the pre-defined humane endpoint, characterized by severe hind limb weakness and inability to stand and walk, on Day 35 or Day 66, which was consistent with the natural history of the disease. In contrast, all four PBKR03-treated dogs maintained normal motor function and did not reach the pre-defined humane endpoint associated with hind limb paralysis.

One of the AAV-treated dogs was euthanized following a suspected seizure at 39 weeks. Prior to seizure, the animal exhibited normal phenotype. The pathology report revealed Krabbe-related lesions of demyelination and globoid cell infiltration that were less pronounced than vehicle-treated Krabbe dog controls, and similar to the two treated dogs from the 28 weeks scheduled necropsy timepoint. The spinal cord and peripheral nerve showed no demyelination, suggesting treatment effect was maintained and consistent with normal motor function of this animal prior to the seizure. Another of the AAV-treated dogs was euthanized at 19.5 months (82 weeks) of age due to body weight loss. The body weight loss was a result of recurrent vomiting and regurgitation. Following necropsy and histopathology of this dog, moderate demyelination and globoid cell infiltration of the vagus nerve, and moderate atrophy of the esophageal myenteric plexus was observed. Autonomic nerve (vagus nerve) dysfunction may be Krabbe disease-related and have contributed to weight loss in this dog.

GALC expression

As shown in the figure below, CSF GALC enzyme activity was detectable above baseline levels measured on Day 0 in all AAV-treated Krabbe dogs by 28 days post treatment. Levels were maintained at or above vehicle-treated wild type GALC activity levels for the duration of the study for each AAV-treated Krabbe dog, including up to 19.5 months post treatment. Expression levels in AAV-treated Krabbe dogs remained relatively stable for the duration of the study in most animals except Animal K933, which exhibited a notable peak in GALC enzyme activity on Day 28 followed by a decline to stable levels by Day 100 through 19.5 months post treatment. Finally, at Day 28 and Day 70, GALC enzyme activity levels in all AAV-treated Krabbe dogs exceeded that of the vehicle-treated controls prior to humane euthanasia.

CSF GALC activity—AAV-treated

Psychosine levels in CSF

Psychosine was undetectable in the CSF of vehicle-treated wild type dogs from Day 0 through Day 180 post treatment. While psychosine was undetectable in the CSF of both vehicle-treated Krabbe dogs at baseline (Day 0), psychosine became elevated in both animals on Day 28, and levels increased further by the time of humane euthanasia. Elevations in psychosine correlated with the onset and progression of neurological symptoms in the vehicle-treated Krabbe dogs.

In contrast, psychosine was undetectable at most time points for all four AAV-treated Krabbe dogs. One animal exhibited undetectable levels of psychosine at all time points evaluated, while either mild or transient elevations were observed for the other animals.

Nerve Conduction Studies

As shown in the figures below, periodic NCV recordings demonstrated slowed or undetected signals in sham-treated Krabbe dogs, while all four AAV-treated Krabbe dogs had normalized velocities similar to the wild type control dog.

Nerve Conduction Velocities in Motor and Sensory Nerves

Radial Sensory NCV
Sciatic Motor NCV
Ulnar Motor NCV
Tibial Motor NCV
m/s
Age
6 weeks
12 weeks
20 weeks
28 weeks
42 weeks
55 weeks
81 weeks
K933-Krabbe AAV
K937-Krabbe AAV
K938-Krabbe AAV
K939-Krabbe AAV
K930-Krabbe Vehicle
K948-Krabbe Vehicle
K928-WT Vehicle

Brainstem auditory evoked response (BAER) pathway central conduction

As hearing loss is common during Krabbe disease progression, hearing threshold under the Brainstem Auditory Evoked Response, or BAER, test was evaluated. Hearing threshold could not be determined (> 90 dB) in one vehicle-treated Krabbe dog but were similar to the vehicle-treated wild type dog in the other vehicle-treated Krabbe dog. All the treated Krabbe dogs had hearing thresholds similar to the vehicle-treated wild type dog for the entire duration of the study until euthanized at 19.5 months (82 weeks) of age.

Histological Analysis

A histological analysis evaluating myelination and neuroinflammation levels was also conducted.

As shown in the figures below, all four AAV-treated Krabbe dogs exhibited increased myelination and reduced globoid cell infiltration in the brain, spinal cord and peripheral nerves by histology when compared to the vehicle-treated Krabbe dogs.

Semi-Quantitative Scoring of Demyelination and Globoid Cell Infiltration in the Nervous System of Krabbe Dogs Following ICM Administration of AAV.

Body Weights

As shown in the figure below, growth and body weight gain were normal in all treated dogs. One AAV-treated dog was euthanized due to weight body loss at 19.5 months of age (82 weeks).

Age (weeks) Body Weight Curve

Further, as shown in the figure below, after day 70, none of the dogs exhibited meaningful CSF pleocytosis, or increase in white cell count, with normal wild-type dog levels shown by the dotted line. There were no treatment-related histopathological lesions at 6 months in the AAV-treated Krabbe dogs.

Clinical pathology (hematology and clinical chemistry)

Three AAV-treated Krabbe dogs presented a mild and transient lymphocytosis 2 weeks post-injection. This finding is possibly treatment-related as it was not observed in the vehicle-treated Krabbe or wild type animals. It is not considered adverse due to low grade elevation and transient nature.

There was no vector related modification of coagulation parameters nor serum clinical chemistry.

Two AAV-treated Krabbe dogs presented transient mild CSF mononuclear pleocytosis 4 weeks post-injection. This finding is vector related and not considered adverse as it was self-limited and not accompanied by any neurological signs.

GLP NHP Toxicology Study

A 180-day GLP-compliant toxicology study was conducted in NHPs to assess the safety, tolerability and biodistribution and excretion (shedding) profile of PBKR03 following ICM administration.

Juvenile male and female rhesus macaques received a single ICM administration of PBKR03 at one of 3 doses (low, med, high). Animals from each cohort were euthanized either 90 or 180 days following administration. In-life evaluations included clinical observations performed daily, physical exams, standardized neurological monitoring, sensory NCS, body weights, clinical pathology of the blood and CSF, evaluation of serum-circulating NAbs, assessment of vector pharmacokinetics and vector excretion, and evaluation of GALC enzyme expression and antibodies against anti-human GALC antibodies in CSF and serum.

Key results from this study were:

•	ICM administration of PBKR03 was well-tolerated at all doses evaluated. PBKR03 produced no adverse effects on clinical and behavioral signs, body weights, or neurologic and physical examinations. There were no abnormalities of blood and CSF clinical pathology related to PBKR03 administration except for an asymptomatic mild transient increase in CSF leukocytes in some animals.
•	As shown in the figures below, PBKR03 administration resulted in minimal sporadic degeneration of primarily DRG sensory neurons, which led to a secondary degeneration of the associated central and peripheral axons (axonopathy). The DRG lesions were absent in some animals and minimal in severity when present. Secondary axonopathy associated with DRG lesions, while dose-dependent, was mostly minimal to mild. These findings were dose-dependent with a trend of more severe lesions in the mid-dose and high dose groups. The DRG findings and corresponding axonopathy were similar at Day 90 and Day 180, suggesting lack of progression. In the majority of the NHPs, findings were asymptomatic. A single animal in the high dose group exhibited a unilateral reduction in SNAP amplitudes in the left median nerve by Day 28 which correlated with endoneurial fibrosis in association with axonopathy in the left median nerve found at necropsy on Day 90 that correlated with a unilateral reduction in SNAP amplitudes in the left median nerve by Day 28. Due to the presence of asymptomatic sensory neuron lesions in all dose groups, the no-observed-adverse-effect level was not defined.

Sensory Nerve Conduction Studies

•	Pre-existing NAbs to the vector capsid were detectable in serum in 11 of 18 PBKR03-treated animals at baseline, and NAb responses to the AAVhu68 capsid were subsequently observed in 18 of 18 PBKR03-treated animals by Day 28. Pre-existing NAbs to the vector capsid did not lead to abnormal clinical or histopathological findings.
•	T cell responses to the vector capsid or human transgene product were detectable in the majority of PBKR03-treated animals 15 of 18 in peripheral blood mononuclear cells or tissue lymphocytes. T cell responses to the human transgene product were more frequent and of higher magnitude than T cell responses to the vector capsid. T cell responses to the vector capsid were not affected by the presence of pre-existing NAbs to the vector capsid. T cell responses to the vector capsid or human transgene product were generally not associated with any abnormal clinical or histopathological findings.
•	GALC enzyme activity in CSF and serum was detectable in animals from all dose groups from the first time point evaluated. In CSF, animals receiving the two higher doses displayed GALC activity levels that were approximately two-fold and 1.75-fold higher than the levels of vehicle-treated animals, respectively. In serum, animals in all three dose groups exhibited GALC activity levels that were approximately 2-fold, 5.7-fold, and 6.6-fold higher than the levels of vehicle-treated animals, respectively.
•	Transgene product expression in CSF and serum was not affected by the presence of pre-existing NAbs to the vector capsid, which we believe supports the potential to achieve therapeutic activity in the target organ systems (CNS and PNS) in Krabbe disease patients regardless of NAb status. However, rapid loss of measurable transgene product activity was observed, which was attributable to an NHP antibody response to the foreign human transgene product in CSF and serum. This humoral response to the foreign human transgene product was not associated with abnormal clinical or histopathological findings.

Clinical development

Our clinical development plan is to start with trials in early infantile Krabbe disease, and if successful, consider further exploration of expansion of the indication with trials in later onset forms of Krabbe disease.

We believe gene replacement with PBKR03 could significantly reduce the accumulation of galactolipids such as galactocerebroside that often leads to demyleniation in both the CNS and PNS, or reduction in toxic glycosphingolipids of psychosine reversing neuronal toxicity, resulting in meaningful clinical benefit to patients. We will measure clinical benefit by prevention of further developmental regression and by restoration of developmental trajectories, as measured by developmental milestones using accepted clinical scales, observer-reported outcomes and video recordings.

We have an active IND for PBKR03, and plan to initiate patient enrollment of a multi-center, open-label, single-arm Phase 1/2 dose-escalation clinical trial of PBKR03 in patients with a diagnosis of early infantile Krabbe disease GALC mutations and reduced enzyme activity beginning in the United States in the first half of 2021. We intend this trial to have two independent dose escalation cohorts (three subjects per dose) based on age at enrolment: dosing initially in subjects > 4 and < 9 months of age, with dose escalation and initiation of dosing in subjects > 1 and < 4 months of age gated by safety in cohort 1. Planned starting doses for each cohort will exceed the MED in the twitcher mouse model, with planned escalation to a 3-fold higher dose, followed by a third confirmatory cohort. We expect to report initial 30-day safety and biomarker data from the first cohort in late 2021 or early 2022.

The primary endpoint of the trial is to assess safety and tolerability over 60 months. Secondary endpoints are to assess change from baseline to 24 months on biomarkers, (including CSF and plasma GALC activity and psychosine, and biomarkers of disease progression), and on clinical outcomes (as assessed using by the Bayley Scale of Infant and Toddler Development, and other developmental scales). Interim analyses are planned for certain biomarkers starting at one month post dosing. All subjects will be evaluated over two years for safety and efficacy, followed by an additional 36 months of long-term follow up.

We have also received feedback from the EMA regarding our preclinical studies and proposed clinical trial.

In collaboration with Penn’s ODC, we are also currently planning to develop comparator data sets for our Krabbe clinical trial. Clinical understanding of Krabbe disease has been summarized in several case studies and natural history studies.

Based on the results from this Phase 1/2 trial, we plan to obtain input from regulatory agencies on the requirements to submit for regulatory approval for commercialization in the United States and internationally.

Regulatory Designations

In October 2020, the FDA granted ODD and RPDD to PBKR03 for the treatment of Krabbe disease. We believe these designations represent an important recognition of the dire need for an effective treatment option for those suffering from Krabbe. The ODD grants us financial incentives to support clinical development and the potential for up to seven years of market exclusivity in the United States upon regulatory approval, while under the RPDD program, a sponsor who receives approval for a drug or biologic for a “rare pediatric disease” may qualify for a priority review voucher that may be sold or transferred. In February 2021, we received a positive opinion from the EMA for our orphan drug designation application for PBKR03 for the treatment of Krabbe disease.

Clinical Trial Approvals

In February 2021, the FDA notified us that our IND for PBKR03 was cleared, which allows us to proceed with our clinical trial.

We have manufactured the PBKR03 clinical supply to support clinical trial initiation in the United States.

Trigeminal Ganglia and Dorsal Root Ganglia Toxicity

The primary finding of the NHP toxicology studies for each of PBGM01, PBFT02 and PBKR03 was TRG and DRG toxicity with consequent peripheral and spinal cord axonopathy. These findings have been previously reported as an AAV platform risk based on NHP studies in which minimal to mild DRG toxicity was observed within 14 to 30 days after dosing, without clinical manifestations. Chronic studies examining DRG toxicity have revealed no increase in severity and no clinical manifestations at four to six months or up to four years after administration. Similarly, no clinical manifestations were observed in any animals on detailed neurological examinations or daily observations in the PBGM01 and PBFT02 toxicology studies.

We believe the asymptomatic sensory neuron findings observed in NHPs treated with AAV vectors via the ICM route likely represent a universal DRG pathology in NHPs administered AAV gene therapy. Published data have shown that the administration of AAV vectors to NHPs via the blood or CSF can lead to damage of dorsal root ganglia and their associated axons. Similar findings were observed following IV administration of an engineered variant of AAV9. More recently, a meta-analysis of 33 non-clinical studies in 256 NHPs evaluated the severity of DRG pathology for five different capsids, five different promoters, and 20 different transgenes (including an AAV9 vector expressing antibodies 170 days after ICM administration), while also comparing different ROAs, doses, time courses, study conduct, animal age, and sex. This meta-analysis showed that mostly minimal to moderate asymptomatic DRG pathology characterized by mononuclear cell infiltrates, neuronal degeneration, and secondary axonopathy of central and peripheral axons were observed for all capsids and promoters tested, including 83% of NHPs administered AAV intrathecally and 32% of NHPs administered AAV intravenously. DRG pathology was absent prior to 14 days post administration, was similar from 1-5 months post-injection, and was less severe after 6 months. The transgene appeared to have the greatest impact on the severity of the sensory neuron pathology, suggesting that transgene overexpression drives the early events leading to neuronal degeneration. Higher AAV doses correlated with increased severity. Younger NHPs (infants and juveniles) appeared to exhibit less severe pathology compared to adult NHPs. Animal sex and vector purification method had no impact. Sensory nerve conduction studies detected abnormalities in a minority of animals correlating with a greater severity of peripheral nerve axonopathy. For most studies, it was not possible to identify a no-observed-adverse-effect-level above the MED. To date, the NHP studies examining DRG toxicity have revealed no clinical manifestations at four to six months or up to four years after administration.

To better understand the clinical significance of these findings, we plan to implement clinical monitoring in our GM1, FTD and Krabbe disease interventional trials, consisting of both nerve conduction studies and neurological exams focused on sensory and peripheral nerve function.

The GTP has recently published data on certain technology regarding MicroRNA-mediated inhibition of transgene expression reduces DRG toxicity by AAV vectors. We plan to work with Penn to evaluate the appropriateness of incorporating this technology into our research programs, but do not expect to incorporate this early-stage technology into our current lead clinical programs for GM1, FTD or Krabbe. We have access to this technology as part of our collaboration with GTP, whereby we have access to novel capsids, toxicity reduction technologies and delivery and formulation improvements.

Research Programs

We also have four programs in the discovery, candidate selection or IND-enabling stage, PBML04 for MLD, PBAL05 for ALS, PBCM06 for CMT2A and an undisclosed program to treat an adult CNS indication. MLD is a monogenic autosomal recessive sphingolipid storage disease caused by mutations in the gene encoding the lysosomal enzyme ARSA. We have initiated IND-enabling studies for PBML04. Patients with MLD display progressive leukodystrophy (demyelination) in the CNS and PNS, neuronal cell death, and subsequent loss of all motor and cognitive function, resulting in premature death, especially in patients with early disease onset. PBAL05 is targeting ALS patients who have a gain-of-function mutation in the C9orf72 gene. ALS is a motor neuron disease characterized by rapid degeneration of upper and lower motor neurons, leading to progressive weakness and premature death. Most cases of ALS are sporadic with an unknown etiology, but there are also genetic forms of the disease inherited in an autosomal dominant fashion. Mutations in the C9orf72 gene are the most common genetic defects implicated in ALS, accounting for approximately 34% of familial ALS cases and approximately 5% of sporadic ALS cases. Mitofusin 2, or MFN2, gene mutations are associated with CMT2A, which is a neurological disorder that presents complex phenotypes, including not only neuropathy-related features but also systemic impairment of the CNS. CMT2A is the most frequent axonal form of CMT, accounting for approximately 20% of the diagnosed cases. Clinically, the classic form of CMT2A is characterized by physical weakness, foot deformities, difficulty in walking and areflexia. We are coordinating with GTP in conducting discovery stage preclinical studies for these programs. Beyond this portfolio, through our research collaboration with GTP, we also have the option to license programs for ten additional indications, along with rights and licenses to new gene therapy technologies developed by Penn, such as novel capsids, toxicity reduction technologies and delivery and formulation.

Manufacturing

Gene therapy manufacturing is a critical factor in the successful development and commercialization of novel genetic medicines, and to that end, we have established a relationship with Catalent, a contract development and manufacturing organization, or CDMO, for our initial manufacturing needs.

Our gene therapy manufacturing strategy utilizes a production platform approach with HEK293 mammalian cells as the substrate, triple plasmid transient transfection and single-use fixed-bed iCellis® bioreactor system for the manufacture of our AAV product candidates. We are using a well-characterized production platform that has been used for both commercial and clinical AAV products and product candidates. We believe our approach will enable rapid development, control of product quality and regulatory compliance. Catalent has extensive experience with the iCellis® bioreactor platform and HEK293 transient transfection gene therapy manufacturing. As part of our research collaboration with GTP, we have access to broad and deep early-stage process science capabilities and experience to enable technology transfer of scalable processes to our CDMO, and state-of-the art analytical capabilities for product quality testing and analytical characterization. GTP currently provides us with the preclinical and toxicology research-grade vector supplies, while Catalent provides us with the cGMP AAV clinical supplies for our clinical trials, following a technology transfer process from Penn to Catalent. The production process for all three of our lead candidates has been scaled up to GMP standards at Catalent’s facility and clinical materials for all three lead product candidates have been or are being manufactured.

We have a collaboration agreement with Catalent, or the Catalent Collaboration Agreement. As part of the Catalent Collaboration Agreement, we paid Catalent an upfront fee for the commissioning, qualification, validation and equipping of a clean room suite. Subject to validation of the clean room suite, which was completed in the fourth quarter of 2020, we will pay an annual fee for five years for the use of the clean room suite. We initiated cGMP manufacturing in the dedicated suite, giving us the ability to meet production requirements for our current lead product candidates through clinical studies and early commercialization. We believe that our platform manufacturing approach along with the dedicated manufacturing capabilities and capacity provide a core strategic advantage and positions us to be a leading drug development company to address rare, monogenic CNS disorders.

In April 2020, we entered into a development services and clinical supply agreement, or the Manufacturing and Supply Agreement, with Catalent to secure clinical scale manufacturing capacity for batches of active pharmaceutical ingredients for our gene therapy product candidates. The Manufacturing and Supply Agreement provides for a term of five years which period may be extended once, at our option, for an additional five year-period. In consideration for the use of the clean room suite, in addition to our annual fee, we have agreed to a minimum amount of purchase commitments for each year in the term, subject to adjustments for inflation.

In December 2020, we entered into a lease to support chemistry, manufacturing and controls laboratory operations for our gene therapy programs. This new laboratory is slated to open in the second quarter of 2021 and will initially focus on state-of-the-art analytical capabilities, clinical assay development and validation, biomarker assay validation and clinical product testing to support both viral vector manufacturing and clinical development.

We believe that our manufacturing capabilities provide us with the advantages of better control of drug development timelines, improved control of vector supply for a portfolio of clinical assets and improved control of product quality through the improvements of the manufacturing platform.

We expect to establish our own manufacturing facility for long-term commercial market supply. As the research and development pipeline advances and grows, we intend to pursue internal manufacturing capacity build out as needed.

We also anticipate that we will continue to make significant investments to further optimize our manufacturing capabilities to produce high-quality, cost-effective AAV vectors and we will continue to make investments in process and analytical sciences, internally or with third parties, to evaluate and develop manufacturing process improvements that may increase the productivity and efficiency of our manufacturing platform processes.

Competition

The biotechnology and pharmaceutical industries, including the genetic medicines field, are characterized by rapidly changing technologies, competition and a strong emphasis on intellectual property. We are aware of several companies focused on developing gene therapies in various indications as well as several companies addressing methods for modifying genes and regulating gene expression. We may also face competition from large and specialty pharmaceutical and biotechnology companies, academic research institutions, government agencies and public and private research institutions with genetic medicine and other therapeutic approaches.

We consider our most direct competitors with respect to PBGM01 for the treatment of GM1 to be Sio Gene Therapies, Inc., which began its clinical trial for a gene therapy treatment for early and late infantile and juvenile GM1 in August 2019, and Lysogene, S.A., has received MHRA and Research Ethics Committee approvals in the United Kingdom in January 2021 and received IND clearance from FDA in February 2021 to start a Phase 1 clinical trial for a gene therapy treatment for GM1.

We consider our most direct competitors with respect to PBFT02 for the treatment of FTD-GRN to be Alector, Inc., which is conducting a Phase 2 clinical trial for immune-neurology treatment for FTD-GRN, and Prevail Therapeutics Inc., which was acquired by Eli Lilly and Company in January 2021, has initiated a Phase 1/2 clinical trial for a gene therapy treatment for FTD-GRN. Alkermes plc and Arkuda Therapeutics, Inc. are conducting preclinical research using small molecule approaches to treat FTD-GRN patients. Denali Therapeutics has a preclinical recombinant progranulin protein under evaluation in addition to their oral EIF2a modulator in a Phase 1 clinical trial. We are also aware of other therapeutic approaches in preclinical development that may target FTD-GRN patients.

Recently Forge Biologics announced that FDA granted IND clearance for a Krabbe gene therapy candidate that combines bone marrow transplant and gene therapy. There is some evidence that human stem cell transplant is beneficial for pre-symptomatic infants with Krabbe disease. There is some evidence that hematopoetic stem cell transplant is beneficial for pre-symptomatic infants with Krabbe disease, and it has become standard of care in many sites in the US. We are also aware of other therapeutic approaches in preclinical development and an ongoing natural history study being conducted by the Children’s Hospital of Pittsburgh and certain academic studies for Krabbe disease.

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and other resources than we do, such as larger research and development, clinical, marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any product candidates that we may develop. Competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market, if ever. Additionally, new or advanced technologies developed by our competitors may render our current or future product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

License Agreement

University of Pennsylvania

In May 2020, we entered into an amended and restated research, collaboration and licensing agreement, or the Penn Agreement, with The Trustees of the University of Pennsylvania, or Penn, for research and development collaborations and exclusive license rights to patents for certain products and technologies, which superseded the sponsored research, collaboration and licensing agreement we entered into with Penn in September 2018. Under the Penn Agreement, Penn granted us an exclusive, worldwide license, with the right to sublicense, under certain patent rights controlled by Penn (i) as of the effective date or (ii) arising out of the conduct of research funded by us, in each case to develop and commercialize licensed products for specific rare monogenic central nervous system, or CNS, indications. Penn also granted us a non-exclusive, worldwide license, with the right to sublicense in connection with the foregoing patent rights or a licensed product, under certain Penn know-how and materials necessary or reasonably useful to develop and commercialize such licensed products. The Penn license grant covers up to 17 specific rare monogenic CNS indications. Programs for the indications must be selected by May 2025. In addition, upon written notification by us and provided Penn has the right to do so, the Penn license grant automatically includes: (i) one or more additional indication(s) that may be treatable by the same licensed product if such indications are in the rare monogenic CNS field, and (ii) provided certain conditions are met, one or more additional indication(s) outside the rare monogenic CNS field for a specific licensed product.

As part of our collaboration with Penn, we also agreed to fund certain research in the laboratory of Dr. James Wilson, or the Wilson Laboratory, relating to preclinical development of selected product candidates, with the goal of identifying and preclinically developing up to 17 product candidates for further clinical development and commercialization by us. We are also obligated to pay $5.0 million per year to fund discovery research in the Wilson Laboratory through May 2025.

Our initial collaboration was for five rare monogenic CNS indications with options for seven additional rare monogenic CNS indications. Following the amendment in May 2020, and subsequent to our recent option exercise, our collaboration includes seven active programs for rare monogenic CNS indications and we have the option, until May 2025, to collaborate with Penn and the Wilson Laboratory on up to ten additional rare monogenic CNS indications, in each case upon payment of an option fee in the low seven figures. Further, through May 2025, Penn has agreed to notify us of any new technologies discovered, developed or engineered by the Wilson Laboratory as part of its discovery program, such as novel capsids, toxicity reduction technologies and delivery and formulation. We may add intellectual property covering any such new technology to the Penn license grant for any given indication that is within the collaboration.

In addition, Penn will notify us of any patented manufacturing methods developed by the Wilson Laboratory during the specified research term, and we have the option to obtain a non-exclusive license under those patent rights controlled by Penn for our licensed products.

On an indication-by-indication basis, Penn has agreed to ensure that the Wilson Laboratory will not collaborate with any commercial third party to develop another gene therapy product for the same indication during, or for one year following, its work for us on a given indication and licensed product. Under the licensed Penn patent rights, Penn retains the right to conduct (and to authorize non-commercial third parties to conduct) certain educational, research, clinical and patient care activities.

As consideration for the licensed rights, we issued Penn 839,130 shares of our common stock in 2018. We also paid Penn a one-time license issuance fee of $2.5 million, and have agreed to pay Penn an annual license maintenance fee in the low six figures, which annual fee is creditable against royalties following the first commercial sale of a licensed product. In addition, for each licensed product, we are obligated to pay Penn up to $16.5 million in aggregate development milestone payments upon the achievement of specific development milestone events by such licensed product for a first indication, and reduced milestone payments for the second and third indications. We are also obligated to pay Penn, on a licensed product-by-licensed product basis, up to $55.0 million in aggregate commercial milestone payments. We have also agreed to pay Penn, on a licensed product-by-licensed product and country-by-country basis during the royalty period, tiered royalties (subject to customary reductions) in the mid-single digits on annual worldwide net sales of such licensed product. On a licensed product-by-licensed product and country-by-country basis, the royalty period is from the date of first commercial sale of such licensed product in a country until the latest of (i) the expiration of the last valid claim within the licensed patent rights covering such licensed product in the country in which such licensed product is made, used or sold, (ii) the expiration of the data exclusivity term conferred by the applicable regulatory authority in such country with respect to such licensed product, and (iii) the tenth anniversary of the first commercial sale of such licensed product in such country. In addition, we have agreed to pay Penn a percentage of sublicensing income, ranging from the mid-single digits to low double digits, for sublicenses of our rights under the Penn Agreement. If we add a new program to the collaboration, the foregoing milestone, royalty and sublicensing income payments may be increased depending on when the program is added.

Under the Penn Agreement, we are obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one licensed product for each of the licensed indications for prophylactic, diagnostic and therapeutic uses in humans. We may satisfy this obligation by achieving, for each licensed product, certain diligence events by a specified achievement date, which dates may be extended under certain circumstances. Pursuant to the agreement, Penn will be responsible for preclinical development activities, including all IND-enabling non-clinical studies and research grade manufacturing, and other collaborative activities set forth in the plan for the funded research, and we will be responsible for regulatory strategy and operations, clinical development, GMP manufacture and commercialization of all licensed products.

The agreement will expire on a licensed product-by-licensed product and country-by-country basis upon the later of (i) the expiration of the last valid claim of the licensed patent rights that covers the exploitation of such licensed product in such country, and (ii) the expiration of the royalty period. At any time after May 2025, we may terminate the agreement in its entirety, or for a licensed product, for convenience upon 90 days’ prior written notice to Penn. Penn may terminate the agreement on an indication-by-indication basis if we fail to meet any diligence event and fail to timely cure such breach, or the agreement in its entirety if we fail to pay the research funding, fail to comply with applicable laws, grant a security interest in any of the licensed patent rights, fail to achieve certain financing obligations, or make certain challenges to the licensed patent rights. Either party may terminate the agreement for the other party’s insolvency or material breach that is not cured within a specified period of time.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary and/or intellectual property protection in the United States and other countries for our current product candidates and future products, as well as our core technologies, including our manufacturing know-how. We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to the development of our business by seeking, maintaining and defending our intellectual property, whether developed internally or licensed from third parties. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of gene therapy. Additionally, we intend to rely on regulatory protection afforded through rare drug designations, data exclusivity and market exclusivity as well as patent term extensions, where available.

Currently, our patent protection consists of patent applications that we have in-licensed from Penn under the Penn Agreement for our product candidates in our licensed indications. The in-licensed patent applications are directed to new AAV capsids and certain defined variants, to recombinant AAV viruses, or rAAVs, capable of delivering certain genes into human cells to treat monogenic diseases of the CNS, to methods of treating those monogenic diseases with rAAV, as well as certain aspects of our manufacturing capabilities and related technologies. Our in-licensed patent portfolio currently includes:

•	a patent family with applications pending in the United States and certain foreign jurisdictions with claims directed to rAAVs having an AAVhu68 capsid. We exclusively licensed the patent family for licensed products within our rare, monogenic field of use indications. Any patents that may issue from applications in this family are expected to expire on February 27, 2038, absent any term adjustments or extensions;
•	two patent families with claims directed to an rAAV containing a coding sequence of human β-galactosidase for use in treating GM1. The first patent family includes a pending application in Argentina and a pending Patent Cooperation Treaty, or PCT, application. Based on the PCT filing, national and regional patent applications may be filed in the United States and over 150 foreign jurisdictions. Any patents that may issue from applications in this family are expected to expire on September 30, 2039, absent any term adjustments or extensions. The second patent family includes three pending, unpublished U.S. provisional patent applications. Any patents that may issue from applications in this family are expected to expire in February 2041;
•	two patent families with claims directed to rAAV for use in treating Krabbe. The first patent family includes a pending PCT application and pending applications in Argentina and Taiwan. Any patents that may issue from applications in this family are expected to expire on February 26, 2040, absent any term adjustments or extensions. The second patent family includes two pending, unpublished U.S. provisional patent applications. Any patents that may issue from applications in this family are expected to expire in May 2041;
•	two patent families with claims directed to rAAV for use in treating FTD. The first patent family includes a pending PCT application and applications pending in Argentina and Taiwan. Any patents that may issue from applications in this family are expected to expire on February 21, 2040, absent any term adjustments or extensions. The second patent family includes one pending, unpublished U.S. provisional patent application. Any patents that may issue from applications in this family are expected to expire in August 2041;
•	a patent family with claims directed to rAAV for use in treating MLD. The patent family includes a pending PCT application and applications pending in Argentina and Taiwan. Any patents that may issue from applications in this family are expected to expire in May 2040, absent any term adjustments or extensions.
•	We also have options under the Penn Agreement to add additional intellectual property to our existing license, as described in the section “License Agreement.” To date, we have exercised an option with respect to Charcot-Marie Tooth disease, or CMT. At present, there is one patent family directed to this newly licensed indication.
•	a patent family with a pending, unpublished, U.S. provisional patent application directed to rAAV for use in treating CMT. Any patents that may issue from applications in this family are expected to expire in July 2041, absent any term adjustments and extensions.

The term of individual patents may vary based on the countries in which they are obtained. Generally, patents issued from applications filed in the United States are effective for 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of FDA regulatory review period. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective national filing date.

In addition to patents and patent applications that we license, we rely on trade secrets and know-how to develop and maintain our competitive position. For example, significant aspects of our AAV manufacturing capabilities and gene therapy technology are based upon trade secrets and know-how. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, and obtain and maintain control and/or ownership of certain technologies, in part, through confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and commercial partners. We also seek to preserve the integrity and confidentiality of our data, trade secrets and know-how, including by implementing measures intended to maintain the physical security of our premises and the physical and electronic security of our information technology systems.

Our ability to stop third parties from making, using, selling, offering to sell or importing our products may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. With respect to our licensed intellectual property, we cannot be sure that patents will issue with respect to any of the pending patent applications to which we license rights or with respect to any patent applications that we or our licensors may file in the future, nor can we be sure that any of our licensed patents or any patents that may be issued in the future to us or our licensors will be commercially useful in protecting our product candidates and methods of manufacturing the same. Moreover, we may be unable to obtain patent protection for certain of our product candidates generally, as well as with respect to certain indications. See the section entitled “Risk Factors—Risks Related to Our Intellectual Property” for a more comprehensive description of risks related to our intellectual property.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Biological products used for the prevention, treatment, or cure of a disease or condition of a human being are subject to regulation under the FDC Act, except the section of the FDC Act which governs the approval of New Drug Applications, or NDAs. Biological products, such as gene therapy products, are approved for marketing under provisions of the Public Health Service Act, or PHSA, via a Biologics License Application, or BLA. However, the application process and requirements for approval of BLAs are very similar to those for NDAs. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending NDAs or BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Biological product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including Good Laboratory Practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as tests of reproductive toxicity and carcinogenicity in animals, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational biologic to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with Good Clinical Practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA regulations or presents an unacceptable risk to the clinical trial patients. The trial protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions if it believes that the patients are subject to unacceptable risk.

Clinical trials to support BLAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the biologic into patients, the product is tested to assess safety, dosage tolerance, metabolism, pharmacokinetics, pharmacological actions, side effects associated with drug exposure, and to obtain early evidence of a treatment effect if possible. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug or biologic for a particular indication, determine optimal dose and regimen, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain additional information about clinical effects and confirm efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug or biologic and to provide adequate information for the labeling of the product. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the safety and efficacy of the drug or biologic. In rare instances, including instances of gene therapies intended for rare diseases, a single Phase 3 trial with other confirmatory evidence may be sufficient where there is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

In addition, the manufacturer of an investigational drug in a Phase 2 or Phase 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational drug.

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing and distribution of the product may begin in the United States. The BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application user fee. Under an approved BLA, the applicant is also subject to an annual program fee. These fees typically increase annually. A BLA for a drug that has been designated as an orphan drug is not subject to an application fee, unless the BLA includes an indication for other than a rare disease or condition. The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the Agency’s determination that it is adequately organized and sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals to complete the review of BLAs. Most applications are classified as Standard Review products that are reviewed within ten months of the date the FDA accepts the BLA for filing; applications classified as Priority Review are reviewed within six months of the date the FDA accepts the BLA for filing. A BLA can be classified for Priority Review when the FDA determines the biologic product has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority reviews may be extended by the FDA for three or more additional months to consider certain late-submitted information, or information intended to clarify information already provided in the BLA submission.

The FDA may also refer applications for novel biologic products, or biologic products that present difficult questions of safety or efficacy, to be reviewed by an advisory committee—typically a panel that includes clinicians, statisticians and other experts—for review, evaluation, and a recommendation as to whether the BLA should be approved. The FDA is not bound by the recommendation of an advisory committee, but generally follows such recommendations. Before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the biologic product is manufactured. The FDA will not approve the product unless compliance with cGMP is satisfactory and the BLA contains data that provide substantial evidence that the biologic is safe, pure, potent and effective in the claimed indication.

After the FDA evaluates the BLA and completes any clinical and manufacturing site inspections, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the BLA submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application for approval. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. An approval letter authorizes commercial marketing and distribution of the biologic with specific prescribing information for specific indications. As a condition of BLA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the biologic outweigh the potential risks to patients. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure a product’s safe use, or ETASU. An ETASU can include, but is not limited to, special training or certification for prescribing or dispensing the product, dispensing the product only under certain circumstances, special monitoring, and the use of patient-specific registries. The requirement for a REMS can materially affect the potential market and profitability of the product. Moreover, the FDA may require substantial post-approval testing and surveillance to monitor the product’s safety or efficacy.

Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. Changes to some of the conditions established in an approved BLA, including changes in indications, product labeling, manufacturing processes or facilities, require submission and FDA approval of a new BLA or BLA supplement before the change can be implemented. A BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing BLA supplements as it does in reviewing BLAs.

Additional Standard for Gene Therapy Products

In addition to the regulations discussed above, there are a number of additional standards that apply to clinical trials involving the use of gene therapy. FDA has issued various guidance documents regarding gene therapies, which outline additional factors that FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical assessment of gene therapies; the CMC information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. For instance, FDA usually recommends that sponsors observe all surviving subjects who receive treatment using gene therapies that are based on adeno-associated virus vectors in clinical trials for potential gene therapy-related delayed adverse events for a minimum 5-year period, followed by 10 years of annual queries, either in person or by questionnaire. FDA does not require the long-term tracking to be complete prior to its review of the BLA.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to biological products intended to treat a rare disease or condition—generally a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a product available in the United States for such disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the biological product and its potential orphan disease use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA approval for a particular active moiety to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product in the approved indication. For large molecule drugs, including gene therapies, sameness is determined based on the principal molecular structural features of a product. As applied to gene therapies, the FDA has recently issued draft guidance in which it stated it would consider certain key features, such as the transgenes expressed by the gene therapy and the vectors used to deliver the transgene, to be principal molecular structural features. With regard to vectors, the FDA intends to consider whether two vectors from the same viral class are the same or different on a case-by-case basis. The FDA does not intend to consider minor differences between transgenes and vectors to be different principal molecular structural features. The FDA also intends to consider whether additional features of the final gene therapy product, such as regulatory elements and the cell type that is transduced (for genetically modified cells), should also be considered to be principal molecular structural features. During the seven-year marketing exclusivity period, the FDA may not approve any other applications to market a biological product containing the same principal molecular structural features for the same indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. A product can be considered clinically superior if it is safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biological product for the same disease or condition, or the same biological product for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA user fee.

Rare Pediatric Disease Priority Review Voucher Program

Under the Rare Pediatric Disease Priority Review Voucher program, FDA may award a priority review voucher to the sponsor of an approved marketing application for a product that treats or prevents a rare pediatric disease. The voucher entitles the sponsor to priority review of one subsequent marketing application. A voucher may be awarded only for an approved rare pediatric disease product application. A rare pediatric disease product application is an NDA or BLA for a product that treats or prevents a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years; in general, the disease must affect fewer than 200,000 such individuals in the U.S.; the NDA or BLA must be deemed eligible for priority review; the NDA or BLA must not seek approval for a different adult indication (i.e., for a different disease/condition); the product must not contain an active ingredient that has been previously approved by FDA; and the NDA or BLA must rely on clinical data derived from studies examining a pediatric population such that the approved product can be adequately labeled for the pediatric population. Before NDA or BLA approval, FDA may designate a product in development as a product for a rare pediatric disease.

To receive a rare pediatric disease priority review voucher, a sponsor must notify FDA, upon submission of the NDA or BLA, of its intent to request a voucher. If FDA determines that the NDA or BLA is a rare pediatric disease product application, and if the NDA or BLA is approved, FDA will award the sponsor of the NDA or BLA a voucher upon approval of the NDA or BLA. FDA may revoke a rare pediatric disease priority review voucher if the product for which it was awarded is not marketed in the U.S. within 365 days of the product’s approval. The voucher, which is transferable to another sponsor, may be submitted with a subsequent NDA or BLA and entitles the holder to priority review of the accompanying NDA or BLA. The sponsor submitting the priority review voucher must notify FDA of its intent to submit the voucher with the NDA or BLA at least 90 days prior to submission of the NDA or BLA and must pay a priority review user fee in addition to any other required user fee. FDA must take action on an NDA or BLA under priority review within six months of receipt of the NDA or BLA.

On December 27, 2020, the Rare Pediatric Disease Priority Review Voucher program was reauthorized as part of the Consolidated Appropriations Act, 2021 allowing a product that is designated as a product for a rare pediatric disease prior to September 30, 2024 to be eligible to receive a rare pediatric disease priority review voucher upon approval of a qualifying NDA or BLA prior to September 30, 2026. It is unclear whether this program will continue to be reauthorized beyond the current sunset date in September 2024.

Fast Track Designation and Priority Review

FDA is required to facilitate the development, and expedite the review, of drugs that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Fast track designation may be granted for products that are intended to treat a serious or life-threatening disease or condition for which there is no effective treatment and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. Any product submitted to FDA for marketing, including under a fast track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review.

Priority review may be granted for products that are intended to treat a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. FDA will attempt to direct additional resources to the evaluation of an application designated for priority review in an effort to facilitate the review.

Breakthrough Therapy Designation

The FDA is also required to expedite the development and review of biological products that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the biologic product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The sponsor of a new biologic product candidate may request that the FDA designate the candidate for a specific indication as a Breakthrough Therapy concurrent with, or after, the filing of the IND for the biologic product candidate. The FDA must determine if the biological product qualifies for Breakthrough Therapy designation within 60 days of receipt of the sponsor’s request.

Regenerative Medicine Advanced Therapy (RMAT) Designation

The RMAT designation is an expedited program for the advancement and approval of regenerative medicine therapies that are intended to treat, modify, reverse, or cure a serious condition and where preliminary clinical evidence indicates the potential to address unmet medical needs for life-threatening diseases or conditions. Similar to Breakthrough Therapy designation, the RMAT allows companies developing regenerative medicine therapies to work earlier, more closely, and frequently with the FDA, and RMAT-designated products may be eligible for priority review and accelerated approval. Regenerative medicine therapies include cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products, except for those regulated solely under section 361 of the PHS Act and Title 21 of the Code of Federal Regulations Part 1271. The FDA confirmed that gene therapies, including genetically modified cells, that lead to a sustained effect on cells or tissues may meet the definition of a regenerative medicine therapy. For product candidates that have received a RMAT designation, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. The timing of a sponsor’s request for designation and FDA response are the same as for the Breakthrough Therapy designation program.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including biological products, are required to register and disclose certain clinical trial information on the website www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of a clinical trial are then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of clinical trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of clinical development programs as well as clinical trial design.

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, NDAs or BLAs or supplements to NDAs or BLAs must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the biological product is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any biological product with orphan product designation except a product with a new active ingredient that is a molecularly targeted cancer product intended for the treatment of an adult cancer and directed at a molecular target determined by FDA to be substantially relevant to the growth or progression of a pediatric cancer that is subject to an NDA or BLA submitted on or after August 18, 2020.

Additional Controls for Biologics

To help reduce the increased risk of the introduction of adventitious agents, the PHSA emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA to immediately suspend biologics licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases within the United States.

After a BLA is approved, the product may also be subject to official lot release as a condition of approval. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the lot manufacturing history and the results of all of the manufacturer’s tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products, such as viral vaccines, before allowing the manufacturer to release the lots for distribution. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products. As with drugs, after approval of a BLA, biologics manufacturers must address any safety issues that arise, are subject to recalls or a halt in manufacturing, and are subject to periodic inspection after approval.

Biosimilars

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical trials, animal trials, and a clinical trial or trials, unless the Secretary of Health and Human Services waives a required element. A biosimilar product may be deemed interchangeable with a previously approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. To date a handful of biosimilar products and no interchangeable products have been approved under the BPCIA. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to biosimilar product implementation, which is still being evaluated by the FDA.

A reference biologic is granted 12 years of exclusivity from the time of first licensure, or BLA approval, of the reference product, and no application for a biosimilar can be submitted for four years from the date of licensure of the reference product. The first biologic product submitted under the biosimilar abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against a finding of interchangeability for other biologics for the same condition of use for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar, (ii) 18 months after the first interchangeable biosimilar is approved if there is no patent challenge, (iii) eighteen months after resolution of a lawsuit over the patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar’s application has been approved if a patent lawsuit is ongoing within the 42-month period.

Post-Approval Requirements

Once a BLA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of biologics, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Biologics may be marketed only for the approved indications and in accordance with the provisions of the approved labeling.

Adverse event reporting and submission of periodic safety summary reports is required following FDA approval of a BLA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, biological product manufacture, packaging, and labeling procedures must continue to conform to cGMPs after approval. Biologic manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects a biologic product’s manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with required regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, biotechnology company activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General and the Office for Civil Rights), the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs, may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the federal false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended, as applicable.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, recommending or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti- Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and/or formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. In addition, the statutory exceptions and regulatory safe harbors are subject to change.

Additionally, the intent standard under the Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (discussed below).

The civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

Federal false claims laws, including the federal civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the civil False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus generally non-reimbursable, uses and purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes.

HIPAA created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Data privacy and security regulations by both the federal government and the states in which business is conducted may also be applicable. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. HIPAA requires covered entities to limit the use and disclosure of protected health information to specifically authorized situations, and requires covered entities to implement security measures to protect health information that they maintain in electronic form. Among other things, HITECH made HIPAA’s security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additionally, the federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse midwives during the previous year.

Commercial distribution of products requires compliance with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. In addition, several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. Certain local jurisdictions also require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Sales and marketing activities are also potentially subject to federal and state consumer protection and unfair competition laws.

Violation of any of the federal and state healthcare laws described above or any other governmental regulations may result in penalties, including without limitation, significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government programs, such as Medicare and Medicaid, imprisonment, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, refusal to enter into government contracts, oversight monitoring, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings.

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which regulatory approval is obtained. In the United States and markets in other countries, sales of any products for which regulatory approval is received for commercial sale will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such products. In the United States, third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. Expensive pharmaco-economic studies may need to be conducted in order to demonstrate the medical necessity and cost-effectiveness of product candidates, in addition to the costs required to obtain the FDA approvals. Product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable the maintenance of price levels sufficient to realize an appropriate return on investment in product development.

Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any product candidates for which regulatory approval is received for commercial sale may suffer if the government and other third-party payors fail to provide coverage and adequate reimbursement. In addition, emphasis on managed care in the United States has increased and is expected to continue to increase the pressure on healthcare pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which regulatory approval is received, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform

In March 2010, President Obama enacted the ACA, which has begun to substantially change healthcare financing and delivery by both governmental and private insurers, and has also begun to significantly impact the pharmaceutical and biotechnology industry. The ACA will impact existing government healthcare programs and will result in the development of new programs.

Among the ACA provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following:

•	an annual, nondeductible fee on any entity that manufacturers or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs, that began in 2011;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13% of the Average Manufacturer Price, or AMP for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the AMP;
•	a Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;
•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning in 2014 and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, effective January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, and eliminating the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On November 10, 2020, the United States Supreme Court heard oral arguments but it is unclear when a decision will be made.

There has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA also released a final rule on September 24, 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. HHS also published an interim final rule that establishes a Most Favored Nation, or MFN, Model for Medicare Part B drug payment. This regulation would substantially change the drug reimbursement landscape as it bases Medicare Part B payment for 50 selected drugs on prices in foreign countries instead of average sales price, or ASP. The MFN drug payment amount is expected to be lower than the current ASP-based payment limit because U.S. drug prices are generally the highest in the world. Although the MFN Model payment methodology was scheduled to begin on January 1, 2021, it faces uncertain prospects for implementation. By the end of December 2020, three federal courts had granted orders preventing implementation of the rule. In addition to these lawsuits, the change in administration or additional litigation challenging the regulation could delay or halt its implementation. The likelihood of implementation of any of these and the other Trump administration reform initiatives is uncertain, particularly in light of the recent change in administration on January 20, 2021. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent the generation revenue, attainment profitability, or commercialization of products. We cannot predict what healthcare reform initiatives may be adopted in the future, particularly in light of the recent presidential election. However, it is possible that there will be further legislation or regulation that could harm the business, financial condition and results of operations. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

Employees and Human Capital Resources

As of December 31, 2020, we had 74 full-time employees. From time to time, we also retain independent contractors to support our organization. Of these employees, 20 held Ph.D., Pharm.D. or M.D. degrees, and 43 were engaged in research, development and technical operations. All of our employees are based in the United States. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Facilities

Our principal executive office is located in Philadelphia, Pennsylvania, where we lease a total of 8,887 square feet of office and laboratory space that we use for our administrative, research and development and other activities. In April 2020, we entered into a lease agreement for new principal executive offices, which we expect to commence in March 2021, and amended our existing lease to terminate upon commencement of the new lease. The new premises will include approximately 37,000 square feet in Philadelphia, Pennsylvania. The new lease is expected to expire in January 2031, subject to our option to extend the new lease by up to two additional five-year terms.

We also lease approximately 62,000 square feet of laboratory space at the Princeton West Innovation Campus in Hopewell, New Jersey. This lease has a 15-year term from the later of (i) March 15, 2021 or (ii) the date the landlord delivers the property in sufficient delivery condition. We have the option to extend the term of the lease by up to two additional five-year terms.

Legal Proceedings

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

Corporate Information

We were incorporated under the laws of the State of Delaware in July 2017 under the name Passage Bio, Inc. Our principal executive office is located at Two Commerce Square, 2001 Market Street, 28th Floor, Philadelphia, PA, 19103, and our telephone number is (267) 866-0311. Our website address is www.passagebio.com. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated by reference into, this prospectus.

Available Information

We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, as amended, or Exchange Act. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. Copies of each of our filings with the SEC can also be viewed and downloaded free of charge at our website, https://investors.passagebio.com/, after the reports and amendments are electronically filed with or furnished to the SEC.

Item 1A.     Risk Factors

RISK FACTORS

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks and uncertainties described below, together with the other information contained in this annual report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Financial Position and Need for Additional Capital

We are a clinical stage biotechnology company with a history of operating losses, and we may not achieve or sustain profitability. We anticipate that we will continue to incur losses for the foreseeable future. Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are a clinical stage genetic medicines company with a limited operating history on which to base your investment decision. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital and entering into collaboration and vendor agreements for conducting preclinical research and development activities for our product candidates. All of our lead product candidates are still in clinical development or the preclinical testing stage. We have no products approved for commercial sale and have not generated any revenue from commercial product sales, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. We have funded our operations to date through proceeds from sales of our convertible preferred stock and public offerings and do not expect to receive revenue for many years, if ever.

We have incurred net losses since our inception in 2017. We incurred net losses of $112.2 million and $45.6 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $170.9 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We are in the process of transitioning rapidly from a small start-up company with a focus on hiring employees, establishing key collaborations and financing to a more fully-integrated company that is capable of supporting clinical development, manufacturing and commercial activities. We may not be successful in such a transition.

We have never generated revenue from product sales and may never achieve or maintain profitability.

We have no products approved for commercial sale and have not generated any revenue from commercial product sales. To become and remain profitable, we must develop and eventually commercialize product candidates with significant market potential, which will require us to be successful in a range of challenging activities. These activities can include completing preclinical studies and initiating and completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products that are approved and satisfying any post marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability.

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

Our operations have consumed significant amounts of cash since inception. As of December 31, 2020, our cash, cash equivalents and marketable securities were $304.8 million. We expect that the net proceeds of $165.9 million from the public offering that closed in January 2021, together with our cash, cash equivalents and marketable securities as of December 31, 2020, will enable us to fund our operating expenses and capital expenditure requirements for at least 24 months as of the date of this filing. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

●	delays or difficulties in clinical site initiation for PBGM01, PBFT02 and PBKR03, including difficulties in obtaining IRB approvals, recruiting clinical site investigators and clinical site staff;
●	delays or difficulties in enrolling patients in clinical trials;
●	interruption or delays in the operations of the U.S. Food and Drug Administration, or the FDA, and comparable foreign regulatory agencies, which may impact timelines for regulatory submission and review, trial initiation and regulatory approval;
●	interruption of planned key clinical trial activities, such as clinical trial site data monitoring and patient recruitment, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and planned clinical study endpoints;
●	delays or disruptions in preclinical development activities, particularly at Penn, including non-clinical experiments and investigational new drug application-enabling good laboratory practice standard toxicology studies due to unforeseen circumstances in employee resources or supply chain;
●	interruption or delays in our CROs and collaborators meeting expected deadlines or complying with regulatory requirements related to preclinical development activities, preclinical studies and planned clinical trials;
●	interruptions of, or delays in receiving, supplies of our product candidates from our CMOs, particularly at Catalent, due to staffing shortages, productions slowdowns or stoppages and disruptions in delivery systems;
●	increased rates of patients withdrawing from any planned clinical trials following enrollment as a result of contracting COVID-19 or being forced to quarantine;
●	diversion of healthcare resources away from the conduct of our preclinical development activities, preclinical studies and planned clinical trials, including the diversion of hospitals serving as any potential clinical trial sites and hospital staff supporting the conduct of our planned clinical trials;
●	limitations on employee or collaborator resources that would otherwise be focused on the conduct of our preclinical development activities, preclinical studies and planned clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions; and
●	reduced ability to engage with the medical and investor communities due to the cancellation of conferences scheduled throughout the year.

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

We are early in our development efforts. Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them. If we are unable, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and our lead product candidates have only recently cleared their IND submissions. Additionally, we have a portfolio of programs that are in earlier stages of preclinical development and may never advance to clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

Each of our programs and product candidates will require additional preclinical and/or clinical development, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, capacity and expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts before we generate any revenue from product sales. Our product candidates must be authorized for marketing by the FDA or certain other ex-U.S. regulatory agencies before we may commercialize our product candidates.

The clinical and commercial success of our product candidates will depend on several factors, including the following:

●	timely and successful completion of preclinical studies, including toxicology studies, biodistribution studies, biocompatibility studies and minimally efficacious dose studies in animals, where applicable;
●	effective INDs or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
●	successful enrollment and completion of clinical trials, including under the FDA’s current Good Clinical Practices, or cGCPs, and current Good Laboratory Practices, or cGLP;
●	positive results from our future clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile of our product candidates in the intended populations;
●	receipt of marketing approvals from applicable regulatory authorities;
●	establishment of arrangements with third-party manufacturers or our own facilities for clinical supply and, where applicable, commercial manufacturing capabilities;
●	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;
●	commercial launch of our product candidates, if approved, whether alone or in collaboration with others;
●	acceptance of the benefits and use of our product candidates, including method of administration, if and when approved, by patients, the medical community and third-party payors;
●	effective competition with other therapies;
●	establishment and maintenance of healthcare coverage and adequate reimbursement and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement;
●	establishment of a physician training system and network for administration of our product candidates by injection into the ICM;
●	enforcement and defense of intellectual property rights and claims; and
●	maintenance of a continued acceptable safety, tolerability and efficacy profile of our product candidates following approval.

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

All of our product candidates are in clinical or preclinical development and their risk of failure is high. We currently rely exclusively on GTP for our preclinical and IND-enabling studies. It is impossible to predict when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans. For example, our IND for PBGM01 for the treatment of GM1 was initially placed on clinical hold. Even though the FDA removed the clinical hold on the IND for PBGM01, other future product candidates may be subject to clinical holds in the future. Clinical testing can take many years to complete, and its outcome is inherently uncertain. We will rely on CROs for the clinical development of our lead candidates. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials or early cohorts of our clinical trials of our product candidates, including early biomarker data, may not be predictive of the results of later-stage clinical trials or later cohorts of our clinical trials. Early clinical trials and in particular initial cohorts of early clinical trials often enroll significantly fewer patients than later stage clinical trials or later cohorts of the same clinical trial and may not be as predictive as larger trials. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful or come to agreement on other aspects of clinical trial design. Moreover, a clinical trial can fail at any stage of testing. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of product candidates proceeding through clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support clinical development of our current or any of our future product candidates.

We or our collaborators may experience delays in initiating or completing clinical trials. We or our collaborators also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our lead product candidates or any future product candidates, including:

●	regulators, such as the FDA, may place our clinical trials on clinical hold; for example, the FDA placed our trial of PGM101 for the treatment of GM1 on clinical hold from July 2020 to December 2020;
●	institutional review boards, or IRBs, the FDA or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trial sites deviating from trial protocol or dropping out of a trial;
●	novel therapies, such as gene therapies with less well-characterized safety profiles, may require slower or more staggered early clinical trial enrollment to adequately assess safety data;
●	clinical trials of any product candidates may fail to show safety or efficacy, produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
●	the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

●	we may elect to, or regulators, IRBs, or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our trials are being exposed to unacceptable health risks;
●	the cost of clinical trials of any of our product candidates may be greater than we anticipate;
●	the quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be inadequate to initiate or complete a given clinical trial;
●	our inability to manufacture sufficient quantities of our product candidates for use in clinical trials;
●	reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates;
●	our failure to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidate as well as data emerging from other molecules in the same class as our product candidate; and
●	the FDA or ex-U.S. regulatory agencies may require us to submit additional data such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA or other regulatory authorities, or if a clinical trial is recommended for suspension or termination by the Independent Data Monitoring Committee for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Clinical studies may also be delayed or terminated as a result of ambiguous or negative interim results. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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

From time to time, we may make public interim topline or preliminary data from our clinical trials, including preliminary biomarker data. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or topline data that were previously made public. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between interim or preliminary or topline data and final data could significantly harm our reputation and business prospects.

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

Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration which, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment. For example, in previous third-party clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a T-cell antibody response, whereby after the vector is within the target cells, the cellular immune response system triggers the removal of transduced cells by activated T-cells. Other recent clinical trials involving high doses of AAV vectors have also resulted in liver damage and death. Further, following administration of any AAV vector, patients are likely to develop NAbs specific to the vector administered. Other preclinical studies have suggested that high dosages of AAV administration may result in toxicity due to degeneration of the dorsal root ganglia. Preliminary results of our NHP toxicology studies for our PBGM01 and PBFT02 product candidates have demonstrated trigeminal ganglia and dorsal root ganglia toxicity. Based on these results, and if our vectors demonstrate a similar effect in other programs, we may decide or be required to perform additional preclinical studies or to halt or delay further clinical development of our product candidates.

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

Approval of our product candidates may be delayed or refused for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials, including the methods for collecting and analyzing data, the statistical analysis plan, and the lack of a concurrent control arm or a decision to use external or historical controls;
●	the FDA may not agree that the efficacy endpoints used in our clinical trials are appropriate to establish clinical benefit in the intended populations;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidates are safe and effective for any of their proposed indications;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical programs or clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
●	the facilities of the third-party manufacturers with which we contract may not be adequate to support approval of our product candidates; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Further, the regulatory authorities may require concurrent approval of a companion diagnostic device. For our product candidates, it may be necessary to use FDA-cleared or FDA-approved diagnostic tests to diagnose patients or to assure the safe and effective use of product candidates in trial subjects. The FDA refers to such tests as in vitro companion diagnostic devices. The FDA has issued guidance describing the agency’s current thinking about the development and regulation of in vitro companion diagnostic devices. The final guidance articulates a policy position that, when an in vitro diagnostic device is essential to the safe and effective use of a therapeutic product, the FDA generally will require approval or clearance of the diagnostic device at the same time that the FDA approves the therapeutic product. At this point, it is unclear how the FDA will apply this policy to our current or future gene therapy product candidates. Should the FDA deem genetic tests used for diagnosing patients for our therapies to be in vitro companion diagnostics requiring FDA clearance or approval, we may face significant delays or obstacles in obtaining approval of a BLA for our product candidates.

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

Our collaboration with Penn is critical to our business. We entered into a Research, Collaboration & License Agreement dated September 18, 2018, as amended and restated in May 2020, or the Penn Agreement, with Penn to discover and develop certain AAV vector based therapeutics, and the products developed under such collaboration currently represent all of our product pipeline and research programs. We currently rely exclusively on Penn for all of our preclinical research and development capabilities, and in particular GTP under the direction of Dr. Wilson. Pursuant to the Penn Agreement, Penn is responsible for discovery, preclinical development activities, including all IND-enabling non-clinical studies and research grade manufacturing, and other collaborative activities set forth in the plan for the funded research. Either party has the right in certain circumstances to terminate the collaboration pursuant to the terms of the Penn Agreement. If Penn delays or fails to perform its obligations under the Penn Agreement, disagrees with our interpretation of the terms of the collaboration or our discovery plan or terminates our existing agreement, our pipeline of product candidates would be significantly adversely affected and our prospects will be materially harmed.

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

We rely on third parties to conduct our preclinical studies and clinical trials and rely on them to perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

Although we have recruited a team that has experience with clinical trials, as a company we have no experience in conducting clinical trials. Moreover, we currently rely exclusively on Penn for our discovery and preclinical research and will continue to rely upon medical institutions, clinical investigators, contract laboratories and other third parties, or our CROs, to conduct clinical trials for our product candidates. We expect to rely heavily on these parties for execution of preclinical and future clinical trials for our product candidates and control only certain aspects of their activities. If these parties reduce the levels of efforts and resources to our product candidate activities, prioritize work with a competitor of ours or if a dispute were to arise between us and these parties, they may not meet our expected deadlines or provide us with sufficient materials for our regulatory filings. Nevertheless, we will be responsible for ensuring that each of our preclinical and clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our preclinical studies and clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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

We rely on third parties to conduct our clinical trials. If those third parties do not perform as contractually required, fail to satisfy legal or regulatory requirements, miss expected deadlines or terminate the relationship, our development program could be delayed with potentially material and adverse effects on our business, financial condition, results of operations and prospects.

We rely on third-party clinical investigators, CROs, clinical data management organizations and consultants to assist or provide the design, conduct, supervision and monitoring of clinical trials of our product candidates. Because we rely and intend to rely on these third parties and will not have the ability to conduct all clinical trials independently, we will have less control over the timing, quality and other aspects of clinical trials than we would have had we conducted them on our own. These investigators, CROs and consultants will not be our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our clinical trials, resulting in the clinical trials being delayed or unsuccessful.

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

Moreover, to the extent that any of our existing or future collaborators were to terminate a collaboration agreement, we may be forced to independently develop our product candidates and research programs, including funding preclinical studies or clinical trials, assuming marketing and distribution costs and maintaining and defending intellectual property rights, or, in certain instances, abandon product candidates altogether, any of which could result in a change to our business plan and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We may have conflicts with our collaborators, including Penn, such as conflicts concerning the interpretation of preclinical or clinical data, the achievement of milestones, the interpretation of contractual obligations, payments for services, development obligations or the ownership of intellectual property developed during our collaboration. If any conflicts arise with any of our collaborators, including Penn, such collaborator may act in a manner that is adverse to our best interests. Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating revenues: unwillingness on the part of a collaborator to pay us milestone payments or royalties we believe are due to us under a collaboration, which could require us to raise additional capital; uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations; unwillingness by the collaborator to cooperate in the development or manufacture of the product, including providing us with product data or materials; unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities; initiating of litigation or alternative dispute resolution options by either party to resolve the dispute; or attempts by either party to terminate the relevant agreement.

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

We currently rely on third parties to develop, manufacture and test clinical supplies of our product candidates , including the materials used to administer our product candidates. For our initial clinical trials, we rely on the manufacturing facility of Catalent Maryland (formerly Paragon Bioscience), or Catalent, for supply of our product candidates, and on Penn to manage the transfer of technology to Catalent that is necessary for production. We are in the process of establishing internal manufacturing operations for certain CMC and analytical capabilities and expect to establish our own manufacturing facility for long-term commercial market supply. However, we have limited experience as a company in developing manufacturing facilities. We may face delays in building out our new manufacturing facility or in constructing new facilities and transferring technology to our facilities or have difficulty hiring experts to staff and operate our own manufacturing facility and, accordingly, our production capacity could be limited. The manufacturing processes used to produce our product candidates are complex, novel and have not been validated for commercial use. Many factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers.

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

While we are in the process of establishing manufacturing capability for certain CMC activities, we do not currently plan to independently manufacture most of the material for our planned clinical programs. We currently rely, and expect to continue to rely, on third parties for the production of our preclinical study and planned clinical trial materials, including the materials used to administer our product candidates and, therefore, we can control only certain aspects of their activities. The competition for gene therapy contract development, manufacturing and testing is intense. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves, including but not limited to potential competition from other genetic biotechnology companies for the use of such third-party manufacturers.

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

Before any of our third-party manufacturers and suppliers can begin to commercially manufacture our product candidates, including the materials used to administer our product candidates, they must demonstrate to regulatory authorities that the planned chemistry, manufacturing and controls for our gene therapy product candidates meet certain requirements. Manufacturing of product candidates for clinical and commercial purposes must comply with the cGMP and applicable ex-U.S. regulatory requirements. The cGMP requirements govern quality control and documentation policies and procedures. Complying with cGMP and ex-U.S. regulatory requirements will require that we expend time, money and effort in production, recordkeeping and quality control to assure that our product candidates meet applicable specifications and other requirements. Our third-party manufacturers’ also must demonstrate to the FDA that they can make the product candidate in accordance with the cGMP requirements as part of a pre-approval inspection prior to FDA approval of the product candidate. Failure to pass a pre-approval inspection might significantly delay FDA approval of our product candidates. If any of our third-party manufacturers fail to comply with these requirements, we would be subject to possible regulatory action, which could limit the jurisdictions in which we are permitted to sell our products. As a result, our business, financial condition and results of operations may be materially harmed.

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

We rely on third-party suppliers for certain materials and components required for the production of our product candidates, including the materials used to administer our product candidates. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of materials involve several risks, including limited control over pricing, availability, and quality and delivery schedules. There is substantial demand and limited supply for certain of the raw materials used to manufacture gene therapy products. As a small company, our negotiation leverage is limited and we are likely to get lower priority than our competitors that are larger than we are. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.

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

For the treatment of GM1, there are no approved disease-modifying therapies. We consider our most direct competitors with respect to PBGM01 for the treatment of GM1 to be Sio Gene Therapies, Inc., which according to Clinicaltrials.gov, began its clinical trial for a gene therapy treatment for early and late infantile/juvenile GM1 in August 2019, and Lysogene, S.A., which has initiated a natural history study and received IND clearance from FDA in February 2021 to start a Phase 1 clinical trial for a gene therapy treatment for GM1.

For the treatment of FTD, there are no approved disease-modifying therapies. We consider our most direct competitors with respect to PBFT02 for the treatment of FTD-GRN to be Alector, Inc., which is conducting a Phase 2 clinical trial for immune-neurology treatment for FTD-GRN, and Prevail Therapeutics Inc., which has initiated a Phase 1/2 clinical trial for a gene therapy treatment for FTD-GRN. Alkermes plc and Arkuda Therapeutics, Inc. are conducting preclinical research using small molecule approaches to treat FTD-GRN patients. Denali Therapeutics has a preclinical recombinant progranulin protein under evaluation in addition to their oral EIF2a modulator in a Phase 1 clinical trial. We are also aware of other therapeutic approaches in preclinical development that may target FTD-GRN patients.

Recently Forge Biologics announced that FDA granted IND clearance for a Krabbe gene therapy candidate that combines bone marrow transplant and gene therapy. There is some evidence that hematopoetic stem cell transplant is beneficial for pre-symptomatic infants with Krabbe disease, and it has become standard of care in many sites in the US. We are also aware of other therapeutic approaches in preclinical development and an ongoing natural history study being conducted by the Children’s Hospital of Pittsburgh and certain academic studies for Krabbe disease.

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. The development of our three lead product candidates and four ongoing research programs require significant resources. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

We also have options under the Penn Agreement to add additional intellectual property to our existing license. To date, we have exercised two options; one with respect to Charcot-Marie Tooth disease and another for an undisclosed CNS target.

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

All of our current product candidates and research programs are licensed from or based upon licenses from a third party and are field limited to certain indications. If this license agreement is terminated or interpreted to narrow our rights, our ability to advance our current product candidates or develop new product candidates based on these technologies will be materially adversely affected.

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

On February 18, 2020, we received a letter from Regenxbio Inc., or Regenx, which stated its view that the use of our AAVhu68 capsid infringes patent claims to which Regenx has an exclusive license and which expire in 2024. Regenx also stated that it has exclusive licenses to various pending patent applications regarding the use of AAV vectors administered via ICM, and that these applications may lead to issued claims that Regenx believes may, if issued, cover our planned method of administration for our lead product candidates. We believe we have valid defenses to the issued claims set forth by Regenx relating to AAVhu68. Further, the prosecution of pending patent applications is highly uncertain, and it is unclear whether any patents will issue from these pending Regenx patent applications at all, much less with claims that are relevant to the administration of our product candidates. Regenx also asked for information regarding our relationship with Dr. Wilson while he was serving as an advisor to Regenx. Regenx’s letter also offers to discuss licensing the applicable patent portfolios from them. In April 2020, we responded to Regenx indicating that we do not believe we require a license to any of the specified Regenx patents or patent applications at this time, and that we found that Dr. Wilson’s relationship with us was consistent with his obligations to Regenx. We will continue to monitor the situation and, if necessary, take appropriate actions, which may include responding to further correspondence from

Regenx, and engaging in discussions with Regenx regarding their claims. If any such patents were enforceable and such claims were ultimately successful, we might require a license to continue to use and sell any product candidates using such AAV vector.

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

Our in-licensed patent family drawn to AAVhu68 capsids is pending in major pharmaceutical markets including the United States, Canada, Europe, Japan, Korea, and China, as well as in other jurisdictions; we will not be able to enforce the patent in any jurisdictions in which the application has not been filed. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and we or our licensor may be unable to predict and may fail to seek patent protection in jurisdictions in which protection may ultimately be desired.

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

We have obtained Orphan Drug Designations for PBGM01 for the treatment of GM1 gangliosidosis, for PBFT02 for the treatment of FTD-GRN and for PBKR03 for the treatment of Krabbe disease. We have sought and may continue to seek Orphan Drug Designation for one or more of our other product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as tax advantages and user fee waivers. Opportunities for grant funding toward clinical trial costs may also be available for clinical trials of drugs for rare diseases, regardless of whether the drugs are designated for the orphan use. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication for seven years, except in limited circumstances. For large molecule drugs, including gene therapies, sameness is determined based on principal molecular structural features of a product. As applied to gene therapies, the FDA has recently issued draft guidance in which it stated it would consider certain key features, such as the transgenes expressed by the gene therapy and the vectors used to deliver the transgene, to be principal molecular structural features. With regard to vectors, the FDA intends to consider whether two vectors from the same viral class are the same or different on a case-by-case basis. The FDA does not intend to consider minor differences between transgenes and vectors to be different principal molecular structural features. The FDA also intends to consider whether additional features of the final gene therapy product, such as regulatory elements and the cell type that is transduced (for genetically modified cells), should also be considered to be principal molecular structural features.

Although we have obtained Orphan Drug Designation for our lead product candidates, and even if we obtain Orphan Drug Designation for our other product candidates in specific indications, we may not be the first to obtain marketing approval of these product candidates for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. If a competitor with a product that is determined by the FDA to be the same as one of our product candidates obtains marketing approval before us for the same indication we are pursuing and obtains orphan drug exclusivity, our product candidate may not be approved until the period of exclusivity ends unless we are able to demonstrate that our product candidate is clinically superior. Even after obtaining approval, we may be limited in our ability to market our product. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different principal molecular structural features can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same principal molecular structural features for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek Orphan Drug Designation for some of our product candidates, we may never receive such designations.

The recent tax reform legislation, which was signed into law on December 22, 2017 reduced the amount of the qualified clinical research costs for a designated orphan product that a sponsor may claim as a credit from 50% to 25%. Thus, further limiting the advantage and may impact our future business strategy of seeking the Orphan Drug Designation.

Rare Pediatric Disease designation by the FDA for any of our product candidates does not guarantee that the BLA for the product will qualify for a priority review voucher upon approval, and it does not lead to a faster development or regulatory review process, or increase the likelihood that our product candidates will receive marketing approval.

Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying BLA for the treatment of a rare pediatric disease, the sponsor of such an application would be eligible for a rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent BLA or NDA. If a product candidate is designated before September 30, 2024, it is eligible to receive a voucher if it is approved before September 30, 2026. While we have obtained Rare Pediatric Disease Designation for PBGM01 for the treatment of GM1 gangliosidosis and PBKR03 for the treatment of Krabbe disease, it is uncertain whether either product candidate will be approved by September 30, 2026. If approval is not obtained by then, we would not be in a position to obtain a priority review voucher, unless Congress further reauthorizes the program beyond the current sunset date in September 2024. Additionally, designation of a drug for a rare pediatric disease does not guarantee that a BLA will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease Designation does not lead to faster development or regulatory review of the product or increase the likelihood that it will receive marketing approval.Any product candidate for which we obtain marketing approval will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any of them are approved.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA created an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as interchangeable based on its similarity to an existing reference product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product is approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

Litigation challenging the constitutionality of the ACA may affect the BPCIA. For example, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act, or the TCJA. On December 18, 2019 the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and oral arguments were held on November 10, 2020, although it unclear when a decision will be made or how the Supreme Court will rule. There may also be other efforts to challenge, repeal, or replace the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business and exclusivity under the BPCIA. It is uncertain the extent to which any such changes may impact our business or financial condition.

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

For example, in March 2010, the ACA was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. As implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

There remain judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. For example, The Tax Cuts and Jobs Act of 2017, or TCJA, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The United States Supreme Court is currently reviewing this case but it is unclear when a decision will be made. It is also unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA.

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

There has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries, executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. In addition, state legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product and medical device pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We are not sure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, particularly in light of the recent presidential election or what the impact of such changes on our business, if any, may be. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Restrictions under applicable U.S. federal and state healthcare laws and regulations may include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

●	federal false claims laws, including the federal False Claims Act, imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health, or HITECH, Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, on certain types of people and entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Physician Payment Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family, which includes annual data collection and reporting obligations. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse midwives during the previous year; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

We believe that we take reasonable steps that are designed to protect the security, integrity and confidentiality of the information we collect, use, store, and disclose, but inadvertent or unauthorized data access may occur despite our efforts. For example, our system protections may be ineffective or inadequate, or we could be impacted by software bugs or other technical malfunctions, as well as employee error or malfeasance. While we have not experienced any material losses as a result of any system failure, accident or security breach to date, we have been the subject of certain phishing attempts in the past. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, insurance coverage to compensate for any losses associated with such events may not be adequate to cover all potential losses. The development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated.

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

As of December 31, 2020, we had federal, state and local net operating loss carryforwards, or NOLs, of $69.3 million, $69.3 million and $69.1 million, respectively; an aggregate of $1.5 million of the federal and state NOLs will begin to expire in 2037, if unused, and the remainder will carryforward indefinitely. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. Under legislative changes made by U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act, or the TCJA, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the ability to utilize such federal net operating losses to offset taxable income is limited to 80% of our taxable income before the deduction for such net operating loss carryovers. It is uncertain if and to what extent various states will conform to the TCJA.

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

We currently hold limited product liability insurance coverage. We will need to purchase additional product liability insurance coverage as we expand our clinical trials, and if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. A successful product liability claim or series of claims brought against us, could decrease our cash and adversely affect our business and financial condition.

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

Risks Related to Our Common Stock

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

As of December 31, 2020, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned shares representing a substantial portion of our capital stock.

This group of stockholders has the ability to control us through this ownership position and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We will continue to incur increased costs as a result of operating as a public company and our management will continue to be required to devote substantial time to new compliance initiatives.

As a public company, particularly after we are no longer an “emerging growth company,” we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We are an “emerging growth company” and “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

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

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002;
●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
●	being permitted to present only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Form 10-K;
●	reduced disclosure obligations regarding executive compensation; and
●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Our restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware will be the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General

Corporation Law, or the DGCL, our restated certificate of incorporation, or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and asserts claims under the Securities Act, inasmuch as Section 22 of the Securities Act, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rule and regulations thereunder. There is uncertainty as to whether a court would enforce such provision with respect to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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

The market price of our common stock has been and may continue to be volatile. The stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not have any control over the analysts or the content and opinions included in their reports. If one or more of the analysts covering our business downgrade their evaluations of our stock, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

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

Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach is costly. In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which takes effect on January 1, 2020 and has been dubbed the first “GDPR-like” law in the United States. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. And California voters recently approved the California Privacy Rights Act, or CPRA. The CPRA significantly modifies the CCPA and will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. While the CPRA will not take effect until January 2023, it will establish a California privacy regulator before that date. The CCPA and CPRA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states are beginning to pass similar laws. For example, an amendment to Nevada’s privacy laws, which went into effect October 1, 2019, requires us to offer to consumers the right to opt-out of the sale of their personal information.

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

Item 1B.     Unresolved Staff Comments

None

Item 2.     Properties and Facilities

Our principal executive office is located in Philadelphia, Pennsylvania, where we lease a total of 8,887 square feet of office space that we use for our administrative, research and development and other activities. In April 2020, we entered into a lease agreement for new principal executive offices, which we expect to commence in March 2021, and amended our existing lease to terminate upon commencement of the new lease. This new office lease is for approximately 37,000 square feet of office space in Philadelphia, Pennsylvania, which will expire in January 2031, subject to our option to extend the term of the lease by up to two additional five-year terms.

We also lease approximately 62,000 square feet of laboratory space at the Princeton West Innovation Campus in Hopewell, New Jersey. This lease has a 15-year term from the later of (i) March 15, 2021 or (ii) the date the landlord delivers the property in sufficient delivery condition. We have an option to extend the term of the lease by up to two additional five-year terms.

Item 3.     Legal Proceedings

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

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on The Nasdaq Global Market under the symbol “PASG” since February 28, 2020. Prior to that there was no public trading market for our common stock.

Holders of Record

As of March 1, 2021, there were approximately 15 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We currently intend to retain future earnings, if any, for use in operation of our business and to fund future growth. We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item regarding equity compensation plans is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

None

Use of Proceeds from Registered Securities

On March 9, 2020, we completed our IPO and sold 13,800,000 shares of common stock at an IPO price of $18.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to registration statements on Form S-1 (File Nos. 333-236214 and 333-236733), which was declared effective by the SEC on February 27, 2020. No additional shares were registered.

We received net proceeds from the IPO of approximately $227.7 million, after deducting underwriting discounts and commissions of approximately $17.4 million and estimated offering expenses of approximately $3.3 million. J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC and Cowen and Company, LLC acted as joint book-running managers of the offering and as representatives of the underwriters. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.

There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on February 28, 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.     Selected Financial Data

As a Smaller Reporting Company, we have elected not to include Selected Financial Data pursuant to Item 301(c) of Regulation S-K.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk Factors” in this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described below.

Overview

We are a genetic medicines company focused on developing transformative therapies for rare, monogenic central nervous system, or CNS, disorders with limited or no approved treatment options. Our vision is to finally fulfill the promise of gene therapy by developing groundbreaking therapies that transform the lives of patients with rare monogenic CNS diseases. The field of genetic medicine is rapidly expanding and we believe we have a differentiated approach to developing treatments for rare, monogenic CNS disorders that enables us to select and advance product candidates with a higher probability of technical and regulatory success. We have entered into a strategic research collaboration with the Trustees of the University of Pennsylvania’s, or Penn’s, Gene Therapy Program, or GTP, headed by Dr. James Wilson, a leader in the genetic medicines field. We also leverage our close working relationship with Penn’s Orphan Disease Center, or ODC, to develop historical and prospective comparable natural history patient profiles for comparison to participants in interventional trials. Through this collaboration we have assembled a deep portfolio of genetic medicine product candidates, including our three lead product candidates, all of which we retain global rights.

We were incorporated in July 2017 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to acquiring and developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. Historically, we have funded our operations through the sale of convertible preferred stock and then, in the first quarter of 2020, we closed our IPO and received net proceeds of $227.5 million. Our net loss was $112.2 million and $45.6 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $170.9 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $304.8 million. We expect our existing cash, cash equivalents and marketable securities, together with the net proceeds of $165.9 million from our follow-on offering completed in January of 2021, will enable us to fund our operating expense and capital expenditures requirements for at least 24 months as of the date of this filing.

COVID-19 Impact

We are continuing to proactively monitor and assess the current coronavirus disease 2019, or COVID-19, global pandemic. Since early March 2020 we have activated a management team taskforce to assess and monitor the potential impact on our business that may result from this rapidly evolving crisis and to avoid any unnecessary potential delays to our programs. At this time, our lead programs and research activities remain on track. To date, we and our collaborators, including Penn and Catalent, have continued to operate without material impact on our programs. In addition, in response to the pandemic, we have implemented or are planning to implement various strategies to minimize any disruptions to our planned clinical studies, including remote clinical assessments, concierge services and structured video capture of participants in their home. The safety and well-being of employees, patients and partners is our highest priority.

Financial Operations Overview

License Agreement

University of Pennsylvania

In May 2020, we entered into an amended and restated research, collaboration and licensing agreement, or the Penn Agreement, with Penn, for research and development collaborations and exclusive license rights to patents for certain products and technologies, which superseded the sponsored research, collaboration and licensing agreement that we entered into with Penn in September 2018. Under the Penn Agreement, in addition to the obligation to fund certain research relating to the preclinical development of our seven licensed programs, we will fund discovery research conducted by Penn for five years, beginning in May 2020, and will receive exclusive rights, subject to certain limitations, to technologies resulting from the discovery program for Passage Bio products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation improvements. Our funding commitment is $5.0 million a year for five years, with quarterly payments of $1.3 million. Under the Penn Agreement we have 10 options available to us to commence additional licensed programs for rare, monogenic CNS indications until May 2025. If we were to exercise any of these remaining options, we would owe Penn a non-refundable fee of $1.0 million per product indication.

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

Collaboration and Manufacturing and Supply Agreements

Catalent

We have a collaboration agreement with Catalent Maryland, Inc., or Catalent (formerly Paragon Bioservices, Inc.), or the Catalent Collaboration Agreement. As part of the Catalent Collaboration Agreement, we paid Catalent an upfront fee for the commissioning, qualification, validation and equipping of a clean room suite. Subject to validation of the clean room suite, which was completed in the fourth quarter of 2020, we will pay an annual fee for five years for the use of the clean room suite. We have commenced manufacturing operations in the suite to support AAV production for our lead gene therapy product candidates for the treatment of rare monogenic CNS disorders.

In April 2020, we entered into a development services and clinical supply agreement, or the Manufacturing and Supply Agreement, with Catalent to secure clinical scale manufacturing capacity for batches of active pharmaceutical ingredients for our gene therapy product candidates. The Manufacturing and Supply Agreement provides for a term of five years which period may be extended once, at our option, for an additional five year-period. The Collaboration Agreement also remains in effect. In consideration for the use of the clean room suite, we have agreed to a minimum amount of purchase commitments for each year in the term, subject to adjustments for inflation.

Under both the Catalent Collaboration Agreement and the Manufacturing and Supply Agreement, we have an annual minimum commitment of $10.6 million per year owed to Catalent for five years from the validation of the clean room suite, subject to certain inflationary adjustments.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and share-based compensation expense, for employees and consultants in executive, finance, accounting, legal, and human resource functions. General and administrative expense also includes corporate facility costs, including rent, utilities, depreciation and maintenance, not otherwise included in research and development expense, as well as legal fees related to intellectual property and corporate matters and fees for accounting and consulting services.

We expect that our general and administrative expenses will increase in the future to support our continued research and development activities, potential commercialization efforts and continued increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with the requirements of The Nasdaq Stock Market, LLC and the SEC, insurance and investor relations costs. If any of our current or future product candidates obtains U.S. regulatory approval, we expect that we would incur significantly increased expenses associated with building a sales and marketing team.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table sets forth our results of operations for the years ended December 31, 2020 and 2019.

	Year ended
	December 31,
(in thousands)	2020	2019	Change
Operating expenses:
Research and development	$81,788	$29,738	$52,050
Acquired in‑process research and development	1,000	500	500
General and administrative	30,114	6,951	23,163
Loss from operations	(112,902)	(37,189)	(75,713)
Change in fair value of future tranche right liability	—	(9,141)	9,141
Interest income	670	696	(26)
Net loss	$(112,232)	$(45,634)	$(66,598)

Research and Development Expenses

Research and development expenses increased by $52.1 million from $29.7 million for the year ended December 31, 2019 to $81.8 million for the year ended December 31, 2020. The increase was primarily due to an increase of $24.7 million in clinical manufacturing costs, an increase of $6.6 million in pre-clinical research and development costs incurred in preparation for IND filings, a $4.4 million increase in clinical development costs and a $3.4 million increase in consulting expense as we prepare for our clinical trials to begin in early 2021. We also had a $12.5 million increase in personnel-related costs, including share-based compensation, and a $0.5 million increase in facility and other costs due to an increase in employee headcount in the research and development function.

We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs on a program-by-program basis. Research and development expenses are summarized by program in the table below:

	Year ended
	December 31,
(in thousands)	2020	2019
GM1	$14,176	$6,186
FTD‑GRN	20,944	9,390
Krabbe	17,893	6,493
MLD	3,826	2,123
ALS	936	1,353
CMT2A	871	57
Internal costs, including personnel related	23,142	4,136
	$81,788	$29,738

Acquired In-Process Research and Development Expenses

Acquired in-process research and development expenses were $1.0 million for the year ended December 31, 2020 compared to $0.5 million for the year ended December 31, 2019. The increase in acquired in-process research and development expense was due to higher license fees incurred under the Penn Agreement.

General and Administrative Expenses

General and administrative expenses increased by $23.2 million from $7.0 million for the year ended December 31, 2019 to $30.1 million for the year ended December 31, 2020. The increase was primarily due to a $15.3 million increase in personnel related and share-based compensation expense due to increases in employee headcount. Our professional fees and facility insurance and other costs increased by $3.3 million and $4.6 million, respectively, as we expanded our operations to support our research and development efforts.

Change in Fair Value of Future Tranche Right Liability

The change in fair value of our future tranche right liability related to our Series A-1 preferred stock was primarily due to the increase in the estimated fair value of our Series A-2 convertible preferred stock. The future tranche right liability was settled in May 2019.

Interest Income, net

Interest income, net was $0.7 million and $0.7 million for the year ended December 31, 2020 and 2019, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Overview

From inception through December 31, 2019, we funded our operations through the sale of convertible preferred stock, receiving aggregate net proceeds of $221.1 million. Upon the completion of our IPO, we received net proceeds of $227.5 million and received another $165.9 million in net proceeds from our follow-on offering that was completed in January 2021. As of December 31, 2020, we had $304.8 million in cash, cash equivalents and marketable securities and had an accumulated deficit of $170.9 million. We expect our existing cash, cash equivalents and marketable securities, together with the net proceeds from the January 2021 follow-on offering, will enable us to fund our operating expense and capital expenditures for at least 24 months as of the date of this filing.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Year ended
	December 31,
(in thousands)	2020	2019
Cash used in operating activities	$(80,520)	$(39,896)
Cash used in investing activities	(172,106)	(1,693)
Cash provided by financing activities	228,754	175,602
Net (decrease) increase in cash and cash equivalents	$(23,872)	$134,013

Net Cash Used in Operating Activities

During the year ended December 31, 2020, we used $80.5 million of net cash in operating activities, primarily to fund our operations related to the development of our product candidates. Cash used in operating activities reflected our net loss of $112.2 million, which was partially offset by non-cash charges of $17.3 million related to acquired in-process research and development expense, share-based compensation, depreciation, amortization of premium and discount, net and changes in deferred rent as well as a $14.4 million net increase in cash flows resulting from changes in our operating assets and liabilities.

During the year ended December 31, 2019, we used $39.9 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $45.6 million and a $5.9 million net decrease in cash flows resulting from changes in our operating assets and liabilities. Cash used was offset by noncash charges of $9.1 million for the loss on the change in fair value of our future tranche right liability, $1.5 million in share-based compensation, $0.5 million related to an acquired in-process research and development charge, $0.1 million in depreciation expense and a $0.5 million change in our deferred rent balance.

Net Cash Used in Investing Activities

During the year ended December 31, 2020, we purchased $266.1 million in marketable securities and had sales and maturities of $95.6 million in marketable securities. During the years ended December 31, 2020 and 2019, we used $1.1 million and $1.2 million, respectively, for the purchase of property and equipment. We also used $0.5 million in each of the years ended December 31, 2020 and 2019 to purchase technology rights from Penn.

Net Cash Provided by Financing Activities

During the years ended December 31, 2020 and 2019, financing activities provided $228.3 million and $176.2 million, respectively, from the sale of our common and convertible preferred stock. During 2020, we received $0.3 million from the issuance of common stock under our employee stock purchase plan and received $0.2 million from the exercise of stock options. During 2019, we received $0.2 million from the exercise of stock options and paid $0.8 million in deferred offering costs.

Contractual obligations and other commitments

The following table summarizes our contractual obligations and commitments at December 31, 2020:

	Less than	1 to	3 to	More than
(in thousands)	1 year	3 years	5 years	5 years	Total
Operating leases	$ 1,174	$ 6,272	$ 7,171	$ 37,288	$ 51,905
Amounts owed to Catalent(1)	10,600	21,200	21,200	—	53,000
Total	$ 11,774	$ 27,472	$ 28,371	$ 37,288	$ 104,905

(1)	Clean room validated in Q4 2020

In September 2018, we entered into an agreement to lease 8,887 square feet of office space in Philadelphia, Pennsylvania, for a term of seven years. The lease includes a renewal option for an additional five years. The initial rent commenced at $0.2 million per year, with 2.5% annual base rent increases plus operating expenses, real estate taxes, utilities and janitorial fees. We occupied this space in early 2019. In April 2020, we entered into an amendment to this lease, which provided that so long as we are not in breach of the initial lease agreement, the initial lease agreement shall terminate five business days after the One Commerce Commencement Date, as defined below.

In April 2020, we entered into an agreement to lease for approximately 37,000 square feet of office space in Philadelphia, Pennsylvania, or One Commerce Lease, with an expected commencement date of January 1, 2021, or the One Commerce Commencement Date, and expected expiration date of November 1, 2031. We have an option to extend the term of the One Commerce Lease by up to two five-year terms. The aggregate estimated rent payments due over the initial term of the One Commerce Lease is $20.4 million. We will post a security deposit in the amount of $34,000. The landlord of One Commerce Lease also will provide us with a tenant improvement allowance of up to $2.8 million.

In December 2020, we entered into an agreement lease for approximately 62,000 square feet of laboratory space in Hopewell, NJ. The initial annual rent under the lease is approximately $1.5 million (after partial rent abatement for the first year). The aggregate estimated rent payments due over the initial term of the lease is approximately $40.3 million.

In April 2020, we entered the Manufacturing and Supply Agreement with Catalent to secure clinical scale manufacturing capacity for batches of active pharmaceutical ingredients for our gene therapy product candidates. The Manufacturing and Supply Agreement provides for a term of five years, which period may be extended once, at our option, for an additional five year-period. In consideration for the use of the clean room suite, we have agreed to a minimum amount of purchase commitments for each year in the term, subject to adjustments for inflation. We have the right to terminate the Manufacturing and Supply Agreement for convenience or other reasons specified in the Manufacturing and Supply Agreement upon prior written notice. Either we or Catalent may terminate the Manufacturing and Supply Agreement upon an uncured material breach by the other party, upon the bankruptcy or insolvency of the other party or if the other party is suspended or debarred by the FDA or the U.S. government. If we terminate the Manufacturing and Supply Agreement for convenience and certain other specified events, we are obligated to pay an early termination fee to Catalent. Under the Collaboration Agreement, upon validation of the clean room suite, which was completed in the fourth quarter of 2020, we will pay an annual fee for five years for the use of the clean room suite.

Further, as part of amending and restating the Penn Agreement in May 2020, we agreed to fund discovery research conducted by Penn for five years, beginning in May 2020. Our funding commitment is $5.0 million a year for five years.

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. Payments due upon cancellation consisting only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation are not included in the preceding table as the amount and timing of such payments are not known.

The contractual obligations table does not include any potential milestone or royalty payments that we may be required to make under our license and collaboration agreement with Penn. We excluded these royalty payments given that the timing of any such payments cannot be reasonably estimated at this time. We also did not include any amounts committed to fund research and development with Penn due to certain provisions for early cancellation of such committed amounts.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and share-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 3 to our annual financial statements included elsewhere in this Form 10-K, we believe the following accounting policies are the most critical to the judgments and estimates used in the preparation of our financial statements.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. We expense research and development costs as incurred.

We accrue an expense for preclinical studies and clinical trial activities performed by Penn and other vendors based upon estimates of the proportion of work completed. We determine the estimates by reviewing contracts, vendor agreements and purchase orders, and through discussions with our internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services. However, actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending upon a number of factors, including our clinical development plan.

We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as expense in the period that the related goods are consumed or services are performed.

Share-Based Compensation

We recognize compensation costs related to share-based awards granted to employees and directors, including stock options and vesting restricted stock, based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting stock-based compensation, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

We estimate the fair value of stock options using the Black-Scholes option-pricing model, which requires assumptions, including the fair value of our common stock prior to our initial public offering, volatility, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options, and our expected dividend yield. Certain assumptions used in our Black-Scholes option-pricing model represent management’s best estimates and involve a number of variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective. If any assumptions change, our stock-based compensation expense could be materially different in the future.

These subjective assumptions are estimated as follows:

Fair value of common stock— Historically, for all periods prior to our IPO, the fair value of the shares of common stock underlying our share-based awards was estimated on each grant date by our board of directors. To determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the Practice Aid. Since becoming a public company we have used our stock price to determine fair value of our common stock

Expected volatility—As a privately held company we did not have any trading history for our common stock; accordingly the expected volatility was estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty. As a public company we have and will continue to use the average volatility for comparable publicly traded biotechnology companies until we have ample trading history of our own stock commensurate with the estimated expected term of our options.

Recent Accounting Pronouncements

See Note 3 to our financial statements found elsewhere in this Form 10-K for a description of recent accounting pronouncements applicable to our financial statements.

JOBS Act Accounting Election

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS ACT, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards would apply to private companies.

We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided by the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earliest of (1) the last day of our first fiscal year (a) in which we have total annual gross revenues of at least $1.07 billion, or (b) in which we are deemed to be a “large accelerated filer”, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior

June 30th, (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period and (3) December 31, 2025.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. However, we believe that our exposure to interest rate risk is not significant as the majority of our investments are short-term in duration and due to the low risk profile of our investments, a 10% change in interest rates would not have a material effect on the total market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

As of December 31, 2020, we held $304.8 million in cash, cash equivalents and marketable securities, all of which was denominated in U.S. dollar assets, and consisting primarily of investments in money market funds, commercial paper, corporate bonds and investments in US and non-US treasury securities.

We are also exposed to market risk related to changes in foreign currency exchange rates, as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. For the year ended December 31, 2020, a majority of our expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 8.     Financial Statements and Supplementary Data

PASSAGE BIO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Passage Bio, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Passage Bio, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Philadelphia, Pennsylvania
March 3, 2021

Passage Bio, Inc.

Balance Sheets

	December 31,
(in thousands, except share data)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$135,002	$158,874
Marketable securities	169,815	—
Prepaid expenses	1,405	156
Prepaid research and development	10,961	6,745
Total current assets	317,183	165,775
Property and equipment, net	2,795	1,087
Other assets	8,029	11,751
Total assets	$328,007	$178,613
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,265	$629
Accrued expenses and other current liabilities	15,910	3,052
Total current liabilities	21,175	3,681
Deferred rent	2,077	504
Other liabilities	41	76
Total liabilities	23,293	4,261
Convertible preferred stock, $0.0001 par value:
Series A‑1 convertible preferred stock: 63,023,258 shares authorized, issued and outstanding at December 31, 2019	—	74,397
Series A‑2 convertible preferred stock: 22,209,301 shares authorized; issued and outstanding at December 31, 2019	—	46,311
Series B convertible preferred stock: 33,592,907 shares authorized, issued and outstanding at December 31, 2019	—	109,897
Total convertible preferred stock	—	230,605

Commitments and contingencies (note 7)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 300,000,000 shares authorized; 45,917,084 shares issued and 45,614,807 shares outstanding at December 31, 2020 and 5,194,518 shares issued and 4,293,039 shares outstanding at December 31, 2019	4	—
Additional paid‑in capital	475,617	2,410
Accumulated other comprehensive loss	(12)	—
Accumulated deficit	(170,895)	(58,663)
Total stockholders’ equity (deficit)	304,714	(56,253)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$328,007	$178,613

See accompanying notes to financial statements.

Passage Bio, Inc.

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except share and per share data)	2020	2019
Operating expenses:
Research and development	$81,788	$29,738
Acquired in‑process research and development	1,000	500
General and administrative	30,114	6,951
Loss from operations	(112,902)	(37,189)
Change in fair value of future tranche right liability	—	(9,141)
Interest income, net	670	696
Net loss	$(112,232)	$(45,634)
Per share information:
Net loss per share of common stock, basic and diluted	$(2.91)	$(10.77)
Weighted average common shares outstanding, basic and diluted	38,615,967	4,236,061
Comprehensive loss:
Net loss	$(112,232)	$(45,634)
Unrealized loss on available-for-sale securities	(12)	—
Comprehensive loss	$(112,244)	$(45,634)

See accompanying notes to financial statements.

Passage Bio, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Convertible preferred stock						Stockholders’ equity (deficit)
	Series A‑1		Series A‑2		Series B		Common stock		Additional	Accumulated other	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid‑in capital	comprehensive loss	deficit	Total
Balance at January 1, 2019	44,418,606	$43,118	—	$—	—	$—	4,195,649	$—	$856	$—	$(13,029)	$(12,173)
Vesting of early exercise option awards	—	—	—	—	—	—	97,390	—	100	—	—	100
Sale of Series A-1 convertible preferred stock, net of issuance costs of $19	18,604,652	19,981	—	—	—	—	—	—	—	—	—	—
Sale of Series A‑2 convertible preferred stock, net of issuance costs of $1,439	—	—	22,209,301	46,311	—	—	—	—	—	—	—	—
Sale of Series B convertible preferred stock, net of issuance costs of $102	—	—	—	—	33,592,907	109,897	—	—	—	—	—	—
Reclassification of future tranche right upon exercise	—	11,298	—	—	—	—	—	—	—	—	—	—
Share‑based compensation expense	—	—	—	—	—	—	—	—	1,454	—	—	1,454
Net loss	—	—	—	—	—	—	—	—	—	—	(45,634)	(45,634)
Balance at December 31, 2019	63,023,258	74,397	22,209,301	46,311	33,592,907	109,897	4,293,039	—	2,410	—	(58,663)	(56,253)
Vesting of early exercise option awards	—	—	—	—	—	—	599,202	—	35	—	—	35
Exercise of stock options	—	—	—	—	—	—	99,780	—	208	—	—	208
Shares issued under the employee stock purchase plan	—	—	—	—	—	—	20,109	—	284	—	—	284
Conversion of convertible preferred stock upon initial public offering	(63,023,258)	(74,397)	(22,209,301)	(46,311)	(33,592,907)	(109,897)	26,803,777	3	230,602	—	—	230,605
Sale of common stock in initial public offering, net of issuance costs of $3,495	—	—	—	—	—	—	13,798,900	1	227,498	—	—	227,499
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	(12)	—	(12)
Share‑based compensation expense	—	—	—	—	—	—	—	—	14,580	—	—	14,580
Net loss	—	—	—	—	—	—	—	—	—	—	(112,232)	(112,232)
Balance at December 31, 2020	—	$—	—	$—	—	$—	45,614,807	$4	$475,617	$(12)	$(170,895)	$304,714

See accompanying notes to financial statements.

Passage Bio, Inc.

Statements of Cash Flows

	Year Ended
	December 31,
(in thousands)	2020	2019
Cash flows used in operating activities:
Net loss	$(112,232)	$(45,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of future tranche right liability	—	9,141
Acquired in‑process research and development	1,000	500
Depreciation and amortization	800	134
Share‑based compensation	14,580	1,454
Amortization of premium and discount on marketable securities, net	633	—
Deferred rent	259	452
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,871	(10,053)
Prepaid research and development	(4,216)	1,690
Accounts payable	4,588	398
Accrued expenses and other current liabilities	12,197	2,022
Net cash used in operating activities	(80,520)	(39,896)
Cash flows used in investing activities:
Purchases of marketable securities	(266,057)	—
Sale and maturities of marketable securities	95,597	—
Purchase of technology licenses	(500)	(500)
Purchases of property and equipment	(1,146)	(1,193)
Net cash used in investing activities	(172,106)	(1,693)
Cash flows provided by financing activities:
Proceeds from issuance of common stock upon initial public offering, net of offering costs	228,262	—
Proceeds from the sale of Series A‑1 convertible preferred stock and future tranche right, net of offering costs	—	19,981
Proceeds from the sale of Series A‑2 convertible preferred stock, net of offering costs	—	46,311
Proceeds from the sale of Series B convertible preferred stock, net of offering costs	—	109,897
Deferred financing costs	—	(763)
Proceeds from the issuance of common stock under employee stock purchase plan	284	—
Proceeds from exercise of stock options	208	176
Net cash provided by financing activities	228,754	175,602
Net (decrease) increase in cash and cash equivalents	(23,872)	134,013
Cash and cash equivalents at beginning of year	158,874	24,861
Cash and cash equivalents at end of year	$135,002	$158,874
Supplemental disclosure of non‑cash investing and financing activities:
Reclassification of deferred offering costs paid in a prior period	$763	$—
Deferred financing costs in accrued expenses and other current liabilities	$161	$935
Deferred financing costs in accounts payable	$—	$19
Reclassification of the future tranche right liability upon exercise	$—	$11,298
Property and equipment in deferred rent	$1,314	$—
Acquired in‑process research and development in accrued expenses and other current liabilities	$500	$—
Unrealized loss on marketable securities	$12	$—
Property and equipment in accounts payable	$48	$—
Vesting of early exercise option awards	$35	$100

See accompanying notes to financial statements.

Passage Bio, Inc.

Notes to Financial Statements

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

2. Risks and Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $170.9 million as of December 31, 2020. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.

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

In January 2021, the Company closed a follow-on public offering in which the Company issued and sold 8,050,000 shares of its common stock, which included shares sold pursuant to an option granted to the underwriters to purchase additional shares, at a public offering price of $22.00 per share for net proceeds of $165.9 million after deducting underwriting discounts, commissions and other offering expenses.

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

Passage Bio, Inc.

Notes to Financial Statements (cont.)

3. Summary of Significant Accounting Policies

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

Reverse stock split

The Company effected a one-for-4.43316 reverse stock split of its common stock on February 14, 2020. The reverse stock split combined each 4.43316 shares of the Company’s issued and outstanding common stock into one share of common stock. No fractional shares were issued in connection with the reverse stock split. Any fractional share resulting from the reverse stock split was rounded down to the nearest whole share, and in lieu of any fractional shares, the Company paid in cash to the holders of such fractional shares an amount equal to the fair value, as determined by the board of directors, of such fractional shares. All common stock, per share and related information presented in the financial statements and accompanying notes have been retroactively adjusted to reflect the reverse stock split.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

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

Property and Equipment

Property and equipment consists of computer hardware and software, office equipment, furniture and leasehold improvements and are recorded at cost. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Property and equipment are depreciated on a straight-line basis over their estimated useful lives. The Company uses a life of three years for computer hardware and software, five years for office equipment and seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

The Company reviews long-lived assets, such as property and equipment, for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, recoverability is measured by comparison of the carrying amount of the assets to estimated future undiscounted cash flows that the assets are expected to generate. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment charges have been recorded since inception.

Deferred Financing Costs

The Company capitalizes costs that are directly associated with in-process equity financings until such financings are consummated, at which time such costs are recorded against the gross proceeds from the applicable financing. If a financing is abandoned, the related deferred financing costs are expensed. Financing costs are expensed immediately if the financial instrument is recorded at its estimated fair value and subject to remeasurement. The Company had $0.2 million and $1.7 million in deferred financing costs in other assets in the accompanying balance sheets at December 31, 2020 and 2019, respectively.

Share-based compensation

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards.

Estimating the fair value of share-based awards requires the input of subjective assumptions, including, prior to the IPO, the estimated fair value of the Company’s common stock, and, for stock options, the expected life of the options and stock price volatility. The Company accounts for forfeitures for stock option awards as they occur. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in estimating the fair value of share-based awards represent management’s estimate and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

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

Research and Development

Research and development costs are expensed as incurred and consist primarily of funds paid to the Penn and other contract research organizations for preclinical development, and employee-related expenses, including salaries, benefits, and travel expense reimbursement. Costs incurred in obtaining technology licenses are charged to research and development expense as acquired in-process research and development if the technology licensed has not reached technological feasibility and has no alternative future use.

Management makes estimates of the Company’s accrued expenses as of each balance sheet date in the Company’s financial statements based on facts and circumstances known to the Company at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as expense in the period that the related goods are consumed or services are performed.

Income Taxes

Income taxes are accounted for under the asset-and-liability method as required by FASB ASC Topic 740, Income Taxes (ASC 740). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period corresponding to the enactment date. Under ASC 740, a valuation allowance is required when it is more likely than not all or some portion of the deferred tax assets will not be realized through generating sufficient future taxable income.

FASB ASC Subtopic 740-10, Accounting for Uncertainty of Income Taxes, (ASC 740-10) defines the criterion an individual tax position must meet for any part of the benefit of the tax position to be recognized in financial statements prepared in conformity with GAAP. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not such tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the respective tax position. The tax benefits recognized in the financial statements from such a tax position should be measured based on the largest benefit having a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. In accordance with the disclosure requirements of ASC 740-10, the Company’s policy on statement of operations classification of interest and penalties related to income tax obligations is to include such items as part of total interest income, net.

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

Notes to Financial Statements (cont.)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Year Ended December 31,
	2020	2019
Series A‑1 convertible preferred stock	—	14,216,333
Series A‑2 convertible preferred stock	—	5,009,808
Series B convertible preferred stock	—	7,577,636
Stock options (including shares subject to repurchase)	6,928,111	3,072,322
Stock options vested and exercised, but subject to settlement of nonrecourse promissory notes	—	406,876
Employee stock purchase plan	4,044	—
	6,932,155	30,282,975

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which replaces the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 was subsequently updated by ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to clarify that entities should include recoveries when estimating the allowance for credit losses. This guidance is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 and must be adopted using a modified retrospective approach, with certain exceptions. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

4. Cash, cash equivalents and marketable securities

The following table provides details regarding the Company’s portfolio of cash and cash equivalents:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2020:
Cash accounts in banking institutions	$46,660	$—	$—	$46,660
Money market funds	84,409	—	—	84,409
Commercial paper	3,933	—	—	3,933
Total	$135,002	$—	$—	$135,002

December 31, 2019:
Cash accounts in banking institutions	$3,028	$—	$—	$3,028
Money market funds	155,846	—	—	155,846
Total	$158,874	$—	$—	$158,874

The following table provides details regarding the Company’s portfolio of marketable securities:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2020:
Certificates of deposit	$6,115	$—	$—	$6,115
Commercial paper	47,872	7	(2)	47,877
Corporate debt securities	85,593	9	(25)	85,577
U.S. government securities	24,345	1	(2)	24,344
Non-U.S. government securities	5,902	—	—	5,902
Total	$169,827	$17	$(29)	$169,815

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

Passage Bio, Inc.

Notes to Financial Statements (cont.)

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis:

	Fair value measurement at
	reporting date using
	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
December 31, 2020:
Assets
Cash and cash equivalents:
Money market fund	$84,409	$—	$—
Commercial paper	—	3,933	—
Total cash and cash equivalents	84,409	3,933	—

Marketable securities:
Certificates of deposit	—	6,115	—
Commercial paper	—	47,877	—
Corporate debt securities	—	85,577	—
U.S. government securities	—	24,344	—
Non-U.S. government securities	—	5,902	—
Total marketable securities	—	169,815	—

Total financial assets	$84,409	$173,748	$—

December 31, 2019:
Assets
Cash and cash equivalents:
Money market fund	$155,846	$—	$—

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

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2020	2019
Professional fees	$720	$997
Compensation and related benefits	5,183	1,502
Research and development	9,466	507
Other	541	46
	$15,910	$3,052

Passage Bio, Inc.

Notes to Financial Statements (cont.)

7. Commitments and Contingencies

Amended and Restated Research, Collaboration and License Arrangement with Penn

In May 2020, the Company amended and restated its research, collaboration and licensing agreement with Penn (the Penn Agreement) for research and development collaborations and exclusive license rights to patents for certain products and technologies, which superseded the Company’s existing sponsored research, collaboration and licensing agreement with Penn, dated September 18, 2018, as amended. Under the Penn Agreement, in addition to the obligation to fund certain research relating to the preclinical development of selected products, the Company will fund discovery research conducted by Penn for five years, beginning in May 2020, and will receive exclusive rights, subject to certain limitations, to technologies resulting from the discovery research for the Company’s products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation improvements. This funding commitment is $5.0 million annually, with quarterly payments of $1.3 million that began in the third quarter of 2020. The Penn Agreement also increased the number of remaining options available to the Company to commence additional licensed programs for rare, monogenic CNS indications from six to eleven, and extended the option exercise window by three years. Accordingly, the window to exercise all remaining options extends to May 2025. If the Company were to exercise any of these options, it would owe Penn a non-refundable upfront fee of $0.5 million per product indication, with another $0.5 million fee owed upon a further developmental milestone. In the fourth quarter of 2020, the Company exercised one of these options and paid Penn $0.5 million and has accrued an additional $0.5 million as of December 31, 2020. The Company expensed the $1.0 million fee as acquired in-process research and development expense on the statement of operations and comprehensive loss for the year ended December 31, 2020.

The Penn Agreement requires the Company to make payments of up to $16.5 million per product candidate in aggregate upon the achievement of specific development milestone events by such licensed product for a first indication, reduced development milestone payments for the second and third indications and no development milestone payments for subsequent indications. In addition, on a product-by-product basis, the Company is obligated to make up to $55.0 million in sales milestone payments on each licensed product based on annual sales of a licensed product in excess of defined thresholds.

Upon successful commercialization of a product using the licensed technology, the Company shall pay to Penn, on a licensed product-by-licensed product and country-by-country basis, tiered royalties (subject to customary reductions) in the mid-single digits on annual worldwide net sales of such licensed product. In addition, the Company shall pay Penn a percentage of sublicensing income, ranging from the mid-single digits to low double digits, for sublicenses under the Penn Agreement.

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

Passage Bio, Inc.

Notes to Financial Statements (cont.)

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

Under both the Collaboration Agreement and the Manufacturing and Supply Agreement, the Company has an annual minimum commitment of $10.6 million per year owed to Catalent for five years from the validation of the Clean Room, subject to certain inflationary adjustments. The Clean Room was validated in the fourth quarter of 2020, thus commencing the annual minimum commitment.

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

In December 2020, the Company entered into a lease agreement for laboratory space (Laboratory Lease Agreement) in Hopewell, New Jersey. The laboratory will initially focus on state-of-the-art analytical capabilities, clinical assay development and validation, biomarker assay validation and clinical product testing to support both viral vector manufacturing and clinical development. The Laboratory Lease Agreement is expected to commence in the second quarter of 2021 and is expected to expire in 2036. The Company has an option to extend the term of the Laboratory Lease Agreement by up to two five-year terms.

The future minimum lease payments under the Company’s lease arrangements as of December 31, 2020 are as follows:

(in thousands)
2021	$1,174
2022	2,820
2023	3,452
2024	3,520
2025	3,651
Thereafter	37,288
$51,905

The Company recognized rent expense of $0.6 million and $0.2 million during the years ended December 31, 2020 and 2019, respectively, related to its operating leases.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

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

9. Share-Based Compensation

Equity Incentive Plan

The Company has two equity incentive plans: the 2018 Equity Incentive Plan, as amended (the 2018 Plan), and the 2020 Equity Incentive Plan. New awards can only be granted under the 2020 Equity Incentive Plan (the Plan). The total number of shares authorized under the Plan as of December 31, 2020 was 5,362,823. Of this amount, 3,320,729 shares were available for future grants as of December 31, 2020. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021 and continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. As such, 2,295,854 shares were added to the Plan in January 2021. The Plan provides for the granting of

Passage Bio, Inc.

Notes to Financial Statements (cont.)

common stock, incentive stock options, nonqualified stock options, restricted stock awards, and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreement, generally over four-year periods, and have a term of ten years.

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded share-based compensation expense in the following expense categories in its accompanying statements of operations for the period presented:

	Year Ended December 30,
(in thousands)	2020	2019
Research and development	$5,525	$317
General and administrative	9,055	1,137
	$14,580	$1,454

During the year ended December 31, 2020, the Company modified certain awards and recognized an additional $0.7 million related to the modifications, $0.6 million of which was recognized in research and development expense and $0.1 million was recognized in general and administrative expense.

The following table summarizes stock option activity for the years ended December 31, 2019 and 2020:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2019	—	$—	-
Granted	3,686,808	4.43
Early exercised	(998,869)	1.02
Forfeited	(110,220)	1.02
Outstanding at December 31, 2019	2,577,719	$5.90	9.3
Granted	4,679,218	15.14
Exercised	(99,780)	2.08
Forfeited	(229,046)	1.02
Outstanding at December 31, 2020	6,928,111	$12.36	9.0
Vested and Exercisable at December 31, 2020	1,044,987	$7.49	8.7
Vested or expected to vest at December 31, 2020	6,928,111	$12.36	9.0

The weighted-average grant date fair value of options granted was $11.54 and $3.26 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the total unrecognized compensation expense related to unvested stock option awards was $49.2 million, which the Company expects to recognize over a weighted-average period of 3.0 years. The aggregate intrinsic value of options exercised during the year ended December 31, 2020 was $2.0 million.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Year Ended December 31,
	2020	2019
Expected volatility	95.7%	88.4%
Risk‑free interest rate	1.2%	2.0%
Expected term	6.05 years	5.75 years
Expected dividend yield	—	—

The 2018 Plan provides certain holders of stock options an election to early exercise prior to vesting. The Company has the right to repurchase early exercised options without transferring any appreciation in the value of the underlying shares to the employee if the employee terminates employment before the end of the original vesting period. The repurchase price is the lesser of the original exercise price or the then fair value of the Company’s common stock. At December 31, 2020, $41,000 of proceeds from unvested early exercised options were recognized as a non-current liability in other liabilities in the accompanying balance sheet.

The 2018 Plan allowed for the exercise of options to be financed with nonrecourse notes. For accounting purposes, payment of principal and interest are viewed as the exercise price of the option. Therefore, no interest income was recognized.

The following table summarizes activity relating to early exercises of stock options during the years ended December 31, 2019 and 2020:

Number of shares
Unvested balance at January 1, 2019	—
Granted and early exercised	998,869
Vested	(504,266)
Unvested balance at December 31, 2019	494,603
Vested	(192,326)
Unvested balance at December 31, 2020	302,277
Unvested and vested subject to promissory notes	901,479

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

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the ESPP) became effective on February 28, 2020. The ESPP authorizes the issuance of up to 434,000 shares of the Company’s common stock. Of this amount, 413,891 shares were available for future grants as of December 31, 2020. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year, commencing on January 1, 2021 and continuing for ten years, in an amount equal to one percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the

Passage Bio, Inc.

Notes to Financial Statements (cont.)

board of directors or compensation committee to determine a lesser number of shares shall be added for such year. As such, 459,170 shares were added to the ESPP in January 2021.

Under the ESPP, eligible employees can purchase the Company’s common stock through accumulated payroll deductions at such times as are established by the compensation committee. Eligible employees may purchase the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock on the first day of the offering period or on the last day of the offering period. Eligible employees may contribute up to 15% of their eligible compensation. Under the ESPP, a participant may not accrue rights to purchase more than $25,000 worth of the Company’s common stock for each calendar year in which such right is outstanding. During the year ended December 31, 2020, 20,109 shares were purchased under the ESPP.

In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock at 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $0.2 million during the year ended December 31, 2020 related to the ESPP.

10. Income Taxes

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$23,464	$14,864
Research and development credits	8,959	1,467
Collaboration and license agreement	1,463	1,208
Capitalized research and development	23,150	—
Share-based compensation	4,125	10
Accrued expenses and other	1,801	798
Gross deferred tax assets	62,962	18,347
Less: valuation allowance	(62,962)	(18,347)
Net deferred tax asset	—	—
	$—	$—

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of December 31, 2020 and 2019. The valuation allowance increased by $44.6 million and $13.3 million during the years ended December 31, 2020 and 2019, respectively.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended
	December 31,
	2020	2019
Federal tax benefit at statutory rate	(21.0)%	(21.0)%
State tax, net of federal benefit	(12.6)	(10.2)
Permanent differences	0.3	4.3
Research and development and orphan drug tax credits	(6.5)	(2.2)
Change in valuation allowance	39.8	29.1
	—%	—%

The following table summarizes carryforwards of federal, state and local net operating losses (NOL) and research and development and orphan drug tax credits:

	December 31,
(in thousands)	2020	2019
Federal	$69,317	$43,983
State	69,313	43,986
Local	69,053	43,728
Research and development and orphan drug tax credits	8,958	1,467

The NOL carryforwards begin expiring in 2037 for federal and state income tax purposes, however; all federal NOL carryforwards generated subsequent to January 1, 2018, are able to be carried forward indefinitely. The NOL carryforwards for local income taxes related to the city of Philadelphia begin expiring in 2021. As of December 31, 2020, the Company also had federal research and development and orphan drug tax credit carryforwards of $9.0 million that will begin to expire in 2038, unless previously utilized.

The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not done an analysis to determine whether or not ownership changes have occurred since inception. Certain state NOLs may also be limited, including Pennsylvania, which limits NOL utilization as a percentage of apportioned taxable income.

The Company will recognize interest and penalties related to uncertain tax positions as a component of interest income, net. As of December 31, 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. Tax years from 2017 and after remain subject to examination by the taxing jurisdictions. The NOL carryforwards remain subject to review until utilized.

11. Related-Party Transactions

Penn Agreement

As part of the Penn Agreement, Penn was issued shares of the Company’s common stock in 2018. Research and development expenses, including $1.0 million and $0.5 million in acquired in-process research and development associated with Penn during the years ended December 31, 2020 and 2019, were $33.4 million and $26.3 million,

Passage Bio, Inc.

Notes to Financial Statements (cont.)

respectively. The Company made $23.1 million and $23.6 million in cash payments to Penn during the years ended December 31, 2020 and 2019, respectively, and had a prepaid research and development asset of $8.4 million and $5.7 million as of December 31, 2020 and 2019, respectively, in the accompanying balance sheets.

Consulting Agreement

James M. Wilson, M.D., Ph.D., an employee of Penn and one of the co-founders of the Company who was issued shares of the Company’s common stock in 2018, serves as the Company’s chief scientific advisor pursuant to a consulting agreement. The Company recognized $0.1 million and $0.1 million of expense related to these services during the years ended December 31, 2020 and 2019, including $25,000 and $25,000 respectively, of share-based compensation expense.

12. Subsequent Events

In January 2021, the Company closed a follow-on public offering in which the Company issued and sold 8,050,000 shares of its common stock, which included shares sold pursuant to an option granted to the underwriters to purchase additional shares, at a public offering price of $22.00 per share for net proceeds of $165.9 million after deducting underwriting discounts, commissions and other offering expenses.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with GAAP. This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. We will be required, under Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The SEC defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be detected or prevented on a timely basis.

In accordance with the provisions of the Sarbanes-Oxley Act, neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting during any period included in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.    Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(1)	Financial Statements:

The financial statements required by Item 15(a) are filed as part of this Annual Report on Form 10-K under Item 8 “Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules

The financial statement schedules required by Item 15(a) are omitted because they are not applicable, not required or the required information is included in the financial statements or notes thereto as filed in Item 8 of this Annual Report on Form 10-K.

(3)	Exhibits.
Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation, dated March 3, 2020.	10-Q	001-39231	May 11, 2020

3.2	Amended and Restated Bylaws, dated March 26, 2020.	8-K	001-39231	March 27, 2020

4.1	Form of Common Stock Certificate	S-1/A	333-236214	February 18, 2020

4.2	Amended and Restated Investors' Rights Agreement, dated August 21, 2019, by and among the Registrant and certain of its stockholders.	S-1	333-236214	February 3, 2020

4.3	Description of Registrant’s Securities				X

10.1†^	Development Services and Clinical Supply Agreement, dated April 13, 2020, by and between the Registrant and Catalent Maryland, Inc.	10-Q	001-39231	May 11, 2020

10.3	Lease, dated April 10, 2020, by and between the Registrant and Commerce Square Partners - Philadelphia Plaza, L.P.	10-Q	001-39231	May 11, 2020

10.4	First Amendment to Lease, dated April 10, 2020, by and between the Registrant and Philadelphia Plaza – Phase II LP	10-Q	001-39231	May 11, 2020

10.5	Form of Indemnification Agreement between the Registrant and its directors and officers	S-1	333-236214	February 3, 2020

10.6	Amended and Restated 2018 Equity Incentive Plan, as amended, and forms of award agreements.	S-1	333-236214	February 3, 2020

10.7	2020 Equity Incentive Plan of the Registrant, and forms of award agreements.	S-1/A	333-236214	February 18, 2020

10.8	2020 Employee Stock Purchase Plan of the registrant	S-1/A	333-236214	February 18, 2020

10.9	Consulting Agreement, dated January 31, 2020, by and between the Registrant and Stephen Squinto, Ph.D.	S-1	333-236214	February 3, 2020

10.10	Amended and Restated Employment Agreement dated February 14, 2020, by and between the Registrant and Bruce Goldsmith.	S-1/A	333-236214	February 18, 2020

10.11	Amended and Restated Employment Agreement, dated February 14, 2020, by and between the Registrant and Gary Romano.	S-1/A	333-236214	February 18, 2020

10.12	Employment Agreement, dated January 18, 2019, as amended, by and between the Registrant and Jill Quigley.				X

10.13	Consulting Agreement, dated January 8, 2019, as amended on January 31, 2020, by and between the Registrant and James Wilson, M.D., Ph.D.	S-1	333-236214	February 3, 2020

10.14	Offer Letter, dated January 24, 2020, by and between the Registrant and Athena Countouriotis.	S-1	333-236214	February 3, 2020

10.15†^	Amended and Restated Sponsored Research, Collaboration and License Agreement, dated May 5, 2020, by and between the Registrant and The Trustees of the University of Pennsylvania.	10-Q	001-39231	August 13, 2020

10.16^

Amendment No. 1, dated August 13, 2020, to the Amended and Restated Sponsored Research, Collaboration and License Agreement by and between the Registrant and the Trustees of the University of Pennsylvania

		10-Q	001-39231	November 10, 2020

10.17^

Amendment No. 2, dated November 2, 2020, to the Amended and Restated Sponsored Research, Collaboration and License Agreement by and between the Registrant and the Trustees of the University of Pennsylvania

		S-1	333-252313	January 19, 2021

10.18†^

Amendment No. 3, dated December 9, 2020, to the Amended and Restated Sponsored Research, Collaboration and License Agreement by and between the Registrant and the Trustees of the University of Pennsylvania

		S-1	333-252313	January 19, 2021

10.19^	Lease, dated December 15, 2020 by and between the Registrant and Hopewell Campus Owner, LLC	8-K	001-39231	December 18, 2020

23.1	Consent of KPMG LLP, an independent registered public accounting firm.				X

24.1	Power of Attorney. Reference is made to the signature page hereto.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

†	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulations S-K.
^

Registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

*

This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16.    Form 10-K Summary.

Registrants may voluntarily include a summary of information required by Form 10-K under Item 16. We have elected not to include such summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PASSAGE BIO, INC.

Date: March 3, 2021	By:	/s/ Bruce Goldsmith, Ph.D
	Name:	Dr. Bruce Goldsmith, Ph.D.
	Title:	Chief Executive Office and President

Date: March 3, 2021	By:	/s/ Richard Morris
	Name:	Richard Morris
	Title:	Chief Financial Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Bruce Goldsmith, Ph.D., Richard Morris and Edgar B. Cale, and each of them, with full power of substitution and resubstitution, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bruce Goldsmith, Ph.D	President, Chief Executive Officer and Director	March 3, 2021
Bruce Goldsmith, Ph.D	(Principal Executive Officer)
/s/ Richard Morris	Chief Financial Officer and Corporate Secretary	March 3, 2021
Richard Morris	(Principal Financial and Accounting Officer)
/s/ Tadataka Yamada, M.D.	Director	March 3, 2021
Tadataka Yamada, M.D.
/s/ Athena Countouriotis, M.D.	Director	March 3, 2021
Athena Countouriotis, M.D.
/s/ Patrick Heron	Director	March 3, 2021
Patrick Heron
/s/ Saqib Islam	Director	March 3, 2021
Saqib Islam
/s/ Sandip Kapadia	Director	March 3, 2021
Sandip Kapadia
/s/ Liam Ratcliffe M.D., Ph.D.	Director	March 3, 2021
Liam Ratcliffe M.D., Ph.D.
/s/ Maxine Gowen, Ph.D.	Director	March 3, 2021
Maxine Gowen, Ph.D.
/s/ Tom Woiwode, Ph.D.	Director	March 3, 2021
Tom Woiwode, Ph.D.