Form 10-Q
period 2021-03-31
Passage BIO, Inc.
filed 2021-05-05
CIK 1787297

Y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-39231

PASSAGE BIO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-2729751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Commerce Square 2005 Market Street, 39th Floor Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (267) 866-0311

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	PASG	The Nasdaq Stock Market LLC (Nasdaq Select Global Market)

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

As of May 3, 2021, the registrant had 53,977,484 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Passage Bio, Inc.

Balance Sheets

(Unaudited)

(in thousands, except share data)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$249,521	$135,002
Marketable securities	188,068	169,815
Prepaid expenses	3,374	1,405
Prepaid research and development	9,986	10,961
Total current assets	450,949	317,183
Property and equipment, net	6,574	2,795
Other assets	7,649	8,029
Total assets	$465,172	$328,007
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,248	$5,265
Accrued expenses and other current liabilities	13,221	15,910
Total current liabilities	19,469	21,175
Deferred rent	4,199	2,077
Other liabilities	—	41
Total liabilities	23,668	23,293

Commitments and Contingencies (note 7)

Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized; 53,977,484 shares issued and 53,848,324 shares outstanding at March 31, 2021 and 45,917,084 shares issued and 45,614,807 shares outstanding at December 31, 2020	5	4
Additional paid‑in capital	651,283	475,617
Accumulated other comprehensive loss	(7)	(12)
Accumulated deficit	(209,777)	(170,895)
Total stockholders’ equity	441,504	304,714
Total liabilities and stockholders’ equity	$465,172	$328,007

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2021	2020
Operating expenses:
Research and development	$24,970	$13,117
Acquired in‑process research and development	1,500	—
General and administrative	12,464	4,795
Loss from operations	(38,934)	(17,912)
Interest income, net	52	327
Net loss	$(38,882)	$(17,585)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.76)	$(1.00)
Weighted average common shares outstanding, basic and diluted	51,331,449	17,624,011
Comprehensive loss:
Net loss	$(38,882)	$(17,585)
Unrealized gain on marketable securities	5	—
Comprehensive loss	$(38,877)	$(17,585)

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statement of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Stockholders’ equity
	Common stock		Additional	Accumulated other	Accumulated
	Shares	Amount	paid‑in capital	comprehensive loss	deficit	Total
Balance at January 1, 2021	45,614,807	$4	$475,617	$(12)	$(170,895)	$304,714
Vesting of early exercise option awards	173,117	—	41	—	—	41
Exercise of stock options	10,400	—	81	—	—	81
Sale of common stock, net of issuance costs of $669	8,050,000	1	165,804	—	—	165,805
Unrealized gain on marketable securities	—	—	—	5	—	5
Share‑based compensation expense	—	—	9,740	—	—	9,740
Net loss	—	—	—	—	(38,882)	(38,882)
Balance at March 31, 2021	53,848,324	$5	$651,283	$(7)	$(209,777)	$441,504

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

	Convertible preferred stock						Stockholders’ equity (deficit)
	Series A‑1		Series A‑2		Series B		Common stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid‑in capital	deficit	Total
Balance at January 1, 2020	63,023,258	$63,099	22,209,301	$46,311	33,592,907	$109,897	4,293,039	$—	$2,410	$(58,663)	$(56,253)
Vesting of early exercise option awards	—	—	—	—	—	—	454,971	—	32	—	32
Conversion of convertible preferred stock upon initial public offering	(63,023,258)	(63,099)	(22,209,301)	(46,311)	(33,592,907)	(109,897)	26,803,777	3	230,602	—	230,605
Sale of common stock in initial public offering, net of issuance costs of $3,495	—	—	—	—	—	—	13,798,900	1	227,498	—	227,499
Share‑based compensation expense	—	—	—	—	—	—	—	—	2,368	—	2,368
Net loss	—	—	—	—	—	—	—	—	—	(17,585)	(17,585)
Balance at March 31, 2020	—	$—	—	$—	—	$—	45,350,687	$4	$462,910	$(76,248)	$386,666

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Cash flows used in operating activities:
Net loss	$(38,882)	$(17,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in‑process research and development	1,500	—
Depreciation and amortization	211	49
Share‑based compensation	9,740	2,368
Amortization of premium and discount on marketable securities, net	848	—
Deferred rent	(647)	(15)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,366)	(978)
Prepaid research and development	975	(5,595)
Accounts payable	592	331
Accrued expenses and other current liabilities	(3,689)	(426)
Net cash used in operating activities	(30,718)	(21,851)
Cash flows used in investing activities:
Purchases of marketable securities	(60,325)	—
Sale or maturity of marketable securities	41,229	—
Purchase of technology license	(500)	—
Purchases of property and equipment	(801)	(99)
Net cash used in investing activities	(20,397)	(99)
Cash flows provided by financing activities:
Proceeds from issuance of common stock, net of offering costs	165,805	229,904
Payment of offering costs	(252)	—
Proceeds from the exercise of stock options	81	—
Net cash provided by financing activities	165,634	229,904
Net increase in cash and cash equivalents	114,519	207,954
Cash and cash equivalents at beginning of period	135,002	158,874
Cash and cash equivalents at end of period	$249,521	$366,828
Supplemental disclosure of non‑cash investing and financing activities:
Unrealized gain on marketable securities	$5	$—
Property and equipment in deferred rent	$2,769	$—
Property and equipment in accounts payable	$420	$—
Acquired in-process research and development in accrued expenses and other current liabilities	$1,500	$—
Offering costs in accrued expenses and other current liabilities	$—	$70
Offering costs in accounts payable	$29	$1,571
Reclassification of deferred offering costs paid in a prior period	$—	$763
Vesting of early exercise option awards	$41	$32

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

1. Nature of Operations

Passage Bio, Inc. (the Company), a Delaware corporation incorporated in July 2017, is a genetic medicines company focused on advancing transformative therapies for rare monogenic central nervous system diseases. The Company has a strategic research collaboration with the Trustees of the University of Pennsylvania’s (Penn) Gene Therapy Program (GTP) that provides the Company with access to one of the premier research institutions in the world for the discovery and preclinical development of genetic medicine product candidates and exclusive rights to certain rare, monogenic central nervous system (CNS) indications. Under this collaboration, GTP conducts discovery and preclinical activities enabling Investigational New Drug (IND) applications and the Company conducts all clinical development, regulatory strategy, and commercialization activities under the agreement. The Company also has a collaboration agreement and a development services and clinical supply agreement with Catalent Maryland, Inc. (Catalent) for clinical scale manufacturing requirements.

2. Risks and Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $209.8 million as of March 31, 2021. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.

In January 2021, the Company closed a follow-on public offering in which the Company issued and sold 8,050,000 shares of its common stock at a public offering price of $22.00 per share for net proceeds of $165.8 million after deducting underwriting discounts, commissions and other offering expenses.

The Company’s operations have consisted primarily of organizing the Company, securing financing, developing licensed technology, performing research, conducting preclinical studies and clinical trials. The Company faces risks associated with early-stage biotechnology companies whose product candidates are in development. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing, establishing manufacturing capacity and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital for the Company to complete its research and development, achieve its research and development objectives, defend its intellectual property rights, and recruit and retain skilled personnel, and key members of management. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The Company may seek additional funding through public or private equity offerings, debt financings, other collaborations, strategic alliances and licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect its business prospects.

3. Summary of Significant Accounting Policies

The Company’s complete summary of significant accounting policies can be found in “Note 3. Summary of Significant Accounting Policies” in the audited financial statements included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 3, 2021.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the SEC, which permits reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying balance sheets, statements of operations, convertible preferred stock and stockholders’ equity, and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim financial statements and footnotes should be read in conjunction with the December 31, 2020 financial statements and footnotes included in the Form 10-K as filed with the SEC on March 3, 2021.

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

Cash and cash equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of March 31, 2021 consisted of money market mutual funds invested in U.S. Treasury obligations, commercial paper and corporate debt securities with original maturities of three months or less.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

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

Offering costs

The Company capitalizes costs directly associated with equity financings until such financings are consummated, at which time such costs are recorded in additional paid-in capital against the gross proceeds of the equity financings. Costs associated with the shelf registration statement on Form S-3, filed with the SEC on March 5, 2021 have been capitalized and will be reclassified to additional paid in capital on a pro rata basis when the Company completes offerings under the shelf registration. At the end of the three-year term of the shelf registration, the remaining deferred offering costs, if any, will be charged to operations. As of March 31, 2021, $0.3 million of such deferred costs are included in other assets on the balance sheet.

Share-based compensation

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards.

Estimating the fair value of share-based awards requires the input of subjective assumptions, including, for stock options, the expected life of the options and stock price volatility. The Company accounts for forfeitures for stock option awards as they occur. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in estimating the fair value of share-based awards represent management's estimate and involve inherent uncertainties and the application of management's judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

The expected term of the stock options is estimated using the "simplified method," as the Company has limited historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected life of the option.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Stock options (including shares subject to repurchase)	8,708,503	6,359,947
Unvested restricted stock units	170,000	—
Employee stock purchase plan	32,821	—
	8,911,324	6,359,947

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments” (ASU 2016-13), which replaces the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 was subsequently updated by ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, to clarify that entities should include recoveries when estimating the allowance for credit losses. This guidance is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 and must be adopted using a modified retrospective approach, with certain exceptions. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

4. Cash, cash equivalents and marketable securities

The following table provides details regarding the Company’s portfolio of cash and cash equivalents:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
March 31, 2021:
Cash accounts in banking institutions	$164,094	$—	$—	$164,094
Money market funds	84,416	—	—	84,416
Commercial paper	600	—	—	600
Corporate debt securities	411	—	—	411
Total	$249,521	$—	$—	$249,521

December 31, 2020:
Cash accounts in banking institutions	$46,660	$—	$—	$46,660
Money market funds	84,409	—	—	84,409
Commerical paper	3,933	—	—	3,933
Total	$135,002	$—	$—	$135,002

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following table provides details regarding the Company’s portfolio of marketable securities:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
March 31, 2021:
Certificates of deposit	$10,412	$6	$—	$10,418
Commercial paper	40,796	15	—	40,811
Corporate debt securities	98,854	9	(38)	98,825
U.S. government securities	22,216	4	—	22,220
Non-U.S. government securities	15,797	2	(5)	15,794
Total	$188,075	$36	$(43)	$188,068

December 31, 2020:
Certificates of deposit	$6,115	$—	$—	$6,115
Commercial paper	47,872	7	(2)	47,877
Corporate debt securities	85,593	9	(25)	85,577
U.S. government securities	24,345	1	(2)	24,344
Non-U.S. government securities	5,902	—	—	5,902
Total	$169,827	$17	$(29)	$169,815

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis:

	Fair value measurement at
	reporting date using
	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
March 31, 2021:
Assets
Cash and cash equivalents:
Money market fund	$84,416	$—	$—
Commercial paper	—	600	—
Corporate debt securities	—	411	—
Total cash and cash equivalents	84,416	1,011	—

Marketable securities:
Certificates of deposit	—	10,418	—
Commercial paper	—	40,811	—
Corporate debt securities	—	98,825	—
U.S. government securities	—	22,220	—
Non-U.S. government securities	—	15,794	—
Total marketable securities	—	188,068	—

Total financial assets	$84,416	$189,079	$—

December 31, 2020:
Assets
Cash and cash equivalents:
Money market fund	$84,409	$—	$—
Commercial paper	—	3,933	—
Total cash and cash equivalents	84,409	3,933	—

Marketable securities:
Certificates of deposit	—	6,115	—
Commercial paper	—	47,877	—
Corporate debt securities	—	85,577	—
U.S. government securities	—	24,344	—
Non-U.S. government securities	—	5,902	—
Total marketable securities	—	169,815	—

Total financial assets	$84,409	$173,748	$—

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Professional fees	$1,521	$720
Compensation and related benefits	2,824	5,183
Research and development	6,876	9,466
Other	2,000	541
	$13,221	$15,910

7. Commitments and Contingencies

Amended and Restated Research, Collaboration and License Arrangement with Penn

The Company has a research, collaboration and licensing agreement with Penn (the Penn Agreement) for research and development collaborations and exclusive license rights to patents for certain products and technologies. Under the Penn Agreement, in addition to the obligation to fund certain research relating to the preclinical development of selected products, the Company funds discovery research conducted by Penn through May 2025 and will receive exclusive rights, subject to certain limitations, to technologies resulting from the discovery research for the Company’s products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation improvements. This funding commitment is $5.0 million annually, with quarterly payments of $1.3 million through June 30, 2025. Under the Penn Agreement, the Company has ten remaining options available to commence additional licensed programs for rare, monogenic CNS indications and has until May 2025 to exercise these options. If the Company were to exercise any of these options, it would owe Penn a non-refundable upfront fee of $0.5 million per product indication, with another $0.5 million fee owed upon a further developmental milestone. The Company incurred research and development expenses of $4.5 million and $7.7 million during the three months ended March 31, 2021 and 2020, respectively, under the Penn Agreement. During the three months ended March 31, 2021, the Company paid Penn $0.5 million for a technology license fee that was accrued at December 31, 2020 and accrued an additional $1.5 million related to a development milestone that was recognized as in-process research and development expense, which the Company expects to pay in the second quarter of 2021.

Catalent Agreements

In June 2019, the Company entered into a collaboration agreement (the Catalent Collaboration Agreement) with Catalent Maryland, Inc. (Catalent). As part of the Catalent Collaboration Agreement, the Company paid Catalent an upfront fee for the commissioning, qualification, validation and equipping of a clean room suite (the Clean Room Suite). The Company will pay an annual fee for five years for the use of the Clean Room Suite, which commenced in November 2020 upon its validation.

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

Under the terms of the Manufacturing and Supply Agreement, Catalent has agreed to manufacture batches of drug product for the Company’s gene therapy product candidates at the Clean Room Suite provided for in the Catalent Collaboration Agreement. There is a minimum annual purchase commitment owed to Catalent for five years beginning

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

in November 2020, subject to certain inflationary adjustments. The Manufacturing and Supply Agreement provides for a term of five years which period may be extended once, at the Company’s option, for an additional five year-period.

The Company has the right to terminate the Manufacturing and Supply Agreement for convenience or other reasons specified in the Manufacturing and Supply Agreement upon prior written notice. If the Company terminates the Manufacturing and Supply Agreement, it will be obligated to pay an early termination fee to Catalent.

Under both the Collaboration Agreement and the Manufacturing and Supply Agreement, the Company has an annual minimum commitment of $10.6 million per year owed to Catalent for five years from November 2020, subject to certain inflationary adjustments

Operating Leases

The Company leases office space in Philadelphia, Pennsylvania under a noncancelable lease (Existing Lease Agreement), as amended. The lease is classified as an operating lease and the Company recognizes rent expense on a straight-line basis over the lease term.

In April 2020, the Company entered into a new lease agreement (New Lease Agreement) for larger office space in Philadelphia to accommodate the Company’s continued growth and serve as the new corporate headquarters. The New Lease Agreement commenced in February 2021 and is expected to expire in January 2031. The Company has an option to extend the term of the New Lease Agreement by up to two five-year terms. Upon signing the New Lease Agreement, the Company amended the Existing Lease Agreement such that the Existing Lease Agreement terminated five days after the commencement of the New Lease Agreement with no further payments due under the Existing Lease Agreement. The landlord provided the Company with a tenant improvement allowance of $2.8 million in connection with the New Lease Agreement.

In December 2020, the Company entered into a lease agreement for laboratory space (Laboratory Lease Agreement) in Hopewell, New Jersey. The laboratory will initially focus on state-of-the-art analytical capabilities, clinical assay development and validation, biomarker assay validation and clinical product testing to support both viral vector manufacturing and clinical development. The Laboratory Lease Agreement commenced in March 2021 and is expected to expire in 2036. The Company has an option to extend the term of the Laboratory Lease Agreement by up to two five-year terms. The landlord will provide the Company with a tenant improvement allowance of $1.3 million in connection with the Laboratory Lease Agreement.

The future minimum lease payments under the Company’s lease arrangements as of March 31, 2021 are as follows:

(in thousands)
2021	$658
2022	2,612
2023	3,431
2024	3,528
2025	3,628
Thereafter	38,123
$51,980

The Company recognized rent expense of $0.8 million and $36,000 during the three months ended March 31, 2021 and 2020, respectively.

Employment Agreements

The Company has entered into employment agreements with key personnel providing for compensation and severance in certain circumstances, as described in the respective employment agreements.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

Patent Infringement Claim

On February 18, 2020, the Company received a letter from REGENXBIO Inc. (Regenx), which stated its view that the use of the Company’s AAVhu68 capsid infringes patent claims to which Regenx has an exclusive license and which expire in 2024. Regenx also stated that it has exclusive licenses to various pending patent applications regarding the use of AAV vectors administered via instar-cisterna magna injection, and that these applications may lead to issued claims that Regenx believes may, if issued, cover the Company’s planned method of administration for the Company’s lead product candidates. The Company believes it has valid defenses to the issued claims set forth by Regenx relating to AAVhu68. Further, the prosecution of pending patent applications is highly uncertain, and it is unclear whether any patents will be issued from these pending Regenx patent applications at all, much less with claims that are relevant to the administration of the Company’s product candidates. Regenx also requested information regarding the Company’s relationship with Dr. Wilson while he was serving as an advisor to Regenx. Regenx's letter also offers to discuss licensing the applicable patent portfolios from them. In April 2020, the Company responded to Regenx indicating that it does not believe it requires a license to any of the specified Regenx patents or patent applications at this time, and that it found that Dr. Wilson’s relationship with the Company was consistent with his obligations to Regenx. The Company will continue to monitor the situation and, if necessary, take appropriate actions, which may include responding to further correspondence from Regenx, and engaging in discussions with Regenx regarding their claims. If any such patents were enforceable and such claims were ultimately successful, the Company might require a license to continue to use and sell any product candidates using such AAV vector.

8. Share-Based Compensation

Equity Incentive Plan

The Company has two equity incentive plans: the 2018 Equity Incentive Plan, as amended (the 2018 Plan), and the 2020 Equity Incentive Plan. New awards can only be granted under the 2020 Equity Incentive Plan (the Plan). The total number of shares authorized under the Plan as of March 31, 2021 was 7,643,563. Of this amount, 3,640,677 shares were available for future grants as of March 31, 2021. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021 and continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. As a result, on January 1, 2021, the number of shares reserved for issuance under the Plan increased by 2,295,854 shares. The Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreement, generally over four-year periods, and have a term of ten years.

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded share-based compensation expense in the following expense categories in its accompanying statements of operations for the period presented:

	Three Months Ended March 31,
(in thousands)	2021	2020
Research and development	$6,591	$1,046
General and administrative	3,149	1,322
	$9,740	$2,368

During the three months ended March 31, 2021, the Company modified certain awards and recognized an additional $5.2 million related to the modifications in research and development expense.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following table summarizes stock option activity for the three months ended March 31, 2021:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2021	6,928,111	$12.36	9.0
Granted	1,895,917	21.50
Exercised	(10,400)	7.80
Forfeited	(105,125)	24.21
Outstanding at March 31, 2021	8,708,503	$14.21	9.0
Exercisable at March 31, 2021	2,258,962	$10.41	8.7
Vested or expected to vest at March 31, 2021	8,708,503	$14.21	9.0

The weighted-average grant date fair value of options granted was $17.18 and $9.93 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the total unrecognized compensation expense related to unvested stock option awards was $71.4 million, which the Company expects to recognize over a weighted-average period of 3.2 years.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Three Months Ended March 31,
	2021	2020
Expected volatility	99.1%	92.6%
Risk‑free interest rate	0.8%	1.4%
Expected term	6.07 years	6.07 years
Expected dividend yield	—	—

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

The following table summarizes activity relating to early exercises of stock options during the three months ended March 31, 2021:

Number of shares
Unvested balance at January 1, 2021	302,277
Vested	(173,117)
Unvested balance at March 31, 2021	129,160

Restricted Stock Units

The Company issues restricted stock units (RSU) to employees that vest over periods as determined by the board of directors. Any unvested shares are forfeited upon termination of services. The fair value of the RSUs is equal to the fair market value price of the Company’s common stock on the date of grant. Compensation expense is recognized straight-line over the vesting period of the RSUs.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following table summarizes activity related to RSU awards:

		Weighted average
	Number of shares	grant date fair value
Unvested balance at January 1, 2021	—	$—
Granted	180,000	$20.18
Forfeited	(10,000)	$21.85
Unvested balance at March 31, 2021	170,000	$20.09

As of March 31, 2021, the total unrecognized expense related to all RSUs was $3.3 million, which the Company expects to recognize over a weighted-average period of 1.7 years.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the ESPP) became effective on February 28, 2020. The ESPP authorizes the issuance of up to 890,148 shares of the Company’s common stock. Of this amount, 870,039 were available for future grants as of March 31, 2021. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years, in an amount equal to one percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. As a result, on January 1, 2021, the number of shares reserved for issuance under the ESPP increased by 459,170 shares.

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

In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock at 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $0.1 million during the three months ended March 31, 2021 related to the ESPP.

9. Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below.

Overview and Pipeline

We are a genetic medicines company focused on developing transformative therapies for rare, monogenic central nervous system, or CNS, disorders with limited or no approved treatment options. Our vision is to finally fulfill the promise of gene therapy by developing groundbreaking therapies that transform the lives of patients with rare monogenic CNS diseases. The field of genetic medicine is rapidly expanding and we believe we have a differentiated approach to developing treatments for rare, monogenic CNS disorders that enables us to select and advance product candidates with a higher probability of technical and regulatory success. We have entered into a strategic research collaboration with the Trustees of the University of Pennsylvania’s, or Penn’s, Gene Therapy Program, or GTP, headed by Dr. James Wilson, a leader in the genetic medicines field. We leverage our close working relationship with the Orphan Disease Center, or the ODC, at Penn to develop historical and prospective natural history studies for comparison to participants in interventional trials. Through these collaborations we have assembled a deep portfolio of genetic medicine product candidates, including our three lead product candidates all of which we retain global rights to, the details of which are outlined in the below table:

1 10 additional new pipeline license options

2 Program includes ongoing natural history study of infantile and juvenile GM1 gangliosidosis patients

PBGM01 for the Treatment of GM1

We are currently developing PBGM01, which utilizes a proprietary, next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional GLB1 gene encoding β-gal for infantile GM1. Infantile GM1 is the most common and severe form of GM1 gangliosidosis, or GM1, in which patients have mutations in the GLB1 gene that produce little or no residual β-gal enzyme activity. β-gal is an enzyme that catalyzes the first step in the natural degradation of GM1 ganglioside. Reduced β-gal activity results in the accumulation of toxic levels of GM1 ganglioside in neurons throughout the brain, causing rapidly progressive neurodegeneration, with a life expectancy of two to four years. Currently, there are no disease-modifying therapies approved for the treatment of GM1. Early onset infantile GM1 is characterized by onset in the first 6 months of life, while late onset infantile GM1 is characterized by onset between 6 and 24 months. We believe PBGM01 could provide patients with significantly improved outcomes. In NHP studies, we have observed meaningful transduction of both the CNS and peripheral organs critical for GM1 patients. We are conducting clinical trials using an intra cisterna magna, or ICM, method of administration in combination with our next-generation AAVhu68 capsid, which involves an injection at the craniocervical junction.

In December 2020, the U.S. Food and Drug Administration, or FDA, cleared our IND for PBGM01, which allows us to proceed with our Imagine-1 Trial, an international multi-center, open-label, single-arm Phase 1/2 clinical trial of PBGM01 in patients with a diagnosis of early and late infantile GM1. In December 2020, we received a clinical trial authorization, or CTA, for our Imagine-1 Trial for PBGM01 from the UK Medicines and Healthcare products Regulatory Agency, or MHRA. In January 2021, we received a CTA for our Imagine-1 Trial for PBGM01 from Health Canada. In March 2021, we dosed the first patient in our Imagine-1 Trial. In April 2021, we received a CTA for our Imagine-1 Trial for PBGM01 in Brazil from Agência Nacional de Vigilância Sanitária, or ANVISA. We expect to report initial safety and 30-day biomarker data from the initial cohort in the fourth quarter of 2021.

The FDA has granted Orphan Drug Designation, or ODD, Rare Pediatric Disease Designation, or RPDD, and Fast Track Designation, to PBGM01 for the treatment of GM1. The European Commission has granted Orphan designation for PBGM01.

We have manufactured the PBGM01 clinical supply and have established a clinical supply chain to support the global clinical trial, including in the United States, the UK and Canada.

PBFT02 for the Treatment of FTD-GRN

We are currently developing PBFT02, which utilizes an AAV1 capsid to deliver to the brain a functional granulin, or GRN, a gene encoding for progranulin, or PGRN, for the treatment of frontotemporal dementia caused by progranulin deficiency, or FTD-GRN. FTD-GRN is an inheritable form of FTD in which patients have mutations in the GRN gene, causing a deficiency in PGRN. PGRN is a complex and highly conserved protein thought to have multiple roles in cell biology, development and inflammation. Emerging evidence suggests that PGRN’s pathogenic contribution to FTD and other neurodegenerative disorders relates to a critical role in lysosomal function. Currently, there are no disease-modifying therapies approved for the treatment of FTD-GRN. We believe PBFT02 may provide patients with significantly improved outcomes. In a non-human primate, or NHP, model, we observed superior transduction results of the CNS using our ICM method of administration and an AAV1 capsid compared to other AAV capsids.

In January 2021, we received FDA clearance of our IND for PBFT02, which allows us to proceed with our upliFT-D Trial, an international multi-center, open-label, single-arm Phase 1/2 clinical trial of PBFT02 in patients with a diagnosis of early symptomatic FTD-GRN. In April 2021, we received a CTA for our upliFT-D Trial for PBFT02 from Health Canada. We expect to initiate our upliFT-D Trial in the second or third quarter of 2021, and expect to report initial safety and 30-day biomarker data from the initial cohort in the first half of 2022.

The FDA has granted ODD and Fast Track Designation to PBFT02 for the treatment of FTD-GRN.

We have manufactured the PBFT02 clinical supply to support clinical trial initiation in the United States.

PBKR03 for the Treatment of Krabbe disease

We are currently developing PBKR03, which utilizes a proprietary, next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional GALC gene encoding the hydrolytic enzyme galactosylceramidase for Krabbe disease. Krabbe disease is an autosomal recessive lysosomal storage disease caused by mutations in the GALC gene, which provides instructions for making an enzyme called galactosylceramidase, which breaks down certain fats, including galactosylceramide and psychosine. This results in the accumulation of galactolipids and psychosine, resulting in widespread death of myelin-producing cells in the CNS and in the peripheral nervous system, or PNS. Without myelin, nerves in the brain and other parts of the body cannot transmit signals properly, leading to the signs and symptoms of Krabbe disease. We believe PBKR03 may provide patients with significantly improved outcomes. In preclinical models, we have observed meaningful transduction of both the CNS and other critical peripheral organs for Krabbe disease patients using our ICM method of administration in combination with our next-generation AAVhu68 capsid.

In February 2021, we received FDA clearance of our IND for PBKR03, which allows us to proceed with our GALax-C Trial, an international multi-center, open-label, single-arm Phase 1/2 clinical trial of PBKR03 in patients with a diagnosis of early infantile Krabbe disease . In April 2021, we received CTA approvals from both UK MHRA and Health Canada for our GALax-C Trial. We expect to initiate our GALax-C Trial in the third quarter of 2021, and expect to report initial safety and 30-day biomarker data from the initial cohort in the first half of 2022.

The FDA has granted ODD, RPDD, and Fast Track Designation to PKBR03, and in April 2021, the European Commission granted Orphan designation for PBKR03.

We have manufactured PBKR03 clinical supply to support trial initiation in the United States.

Research Programs

We also have four programs in the research stage under our license agreement with Penn: PBML04 for MLD, PBAL05 for ALS, PBCM06 for CMT2A and an undisclosed program to treat an adult CNS indication. PBML04 is targeting patients with MLD who have mutations in the ARSA gene, PBAL05 is targeting patients with ALS who have a gain-of-function mutation in the C9orf72 gene and PBCM06 is targeting patients with CMT2A who have a mutation in the MFN2 gene. Beyond this portfolio, through our research collaboration with GTP, we also have the option to license programs for ten additional new indications in rare, monogenic CNS along with rights and licenses to new gene therapy technologies developed by Penn, such as novel capsids, toxicity reduction, delivery and formulation technologies.

Business Overview

We were incorporated in July 2017 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to acquiring and developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. Historically, we have funded our operations through the sale of convertible preferred stock and public offerings of common stock. Our net loss was $38.9 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $209.8 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of March 31, 2021, we had cash, cash equivalents and marketable securities of $437.6 million. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months from the date of this filing.

COVID-19 Impact

We are continuing to proactively monitor and assess the current coronavirus disease 2019, or COVID-19, global pandemic. Since early March 2020, we have activated a management team taskforce to assess the potential impact on our business that may result from this rapidly evolving crisis and to avoid any unnecessary potential delays to our programs. The safety and well-being of employees, patients and partners is our highest priority.

As we diligently work to activate sites for our clinical programs, we are experiencing some impacts to our site initiation activities related to COVID-19, such as, meeting delays with various investigational review bodies or ethics committees that have prioritized COVID-19 -related clinical trials and staffing levels at site hospitals. Our expected timelines for clinical trials have been delayed primarily by these impacts.

Financial Operations Overview

License Agreement

University of Pennsylvania

We have a research, collaboration and licensing agreement, or the Penn Agreement, with Penn, for research and development collaborations and exclusive license rights to patents for certain products and technologies. Under the Penn Agreement, in addition to the obligation to fund certain research relating to the preclinical development of selected products, we fund discovery research conducted by Penn through May 2025, and will receive exclusive rights, subject to certain limitations, to technologies resulting from the discovery program for products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation improvements. Our funding commitment is $5.0 million annually, with quarterly payments of $1.3 million through June 30, 2025. Under the Penn Agreement we have ten remaining options available to us to commence additional licensed programs for rare, monogenic CNS indications until May 2025. If we were to exercise any of these remaining options, we would owe Penn a non-refundable upfront fee of $0.5 million per product indication, with another $0.5 million fee owed upon a further developmental milestone.

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

Collaboration and Manufacturing and Supply Agreements

Catalent

In June 2019, we entered into a collaboration agreement (the Catalent Collaboration Agreement) with Catalent Maryland, Inc., or Catalent. As part of the Catalent Collaboration Agreement, we paid Catalent an upfront fee for the commissioning, qualification, validation and equipping of the Clean Room Suite. We will pay an annual fee for five years for the use of the Clean Room Suite, which commenced in November 2020 upon its validation.

In April 2020, we entered into the Manufacturing and Supply Agreement with Catalent to secure clinical scale manufacturing capacity for batches of active pharmaceutical ingredients for our gene therapy product candidates. The Manufacturing and Supply Agreement confirms the terms contemplated by the Catalent Collaboration Agreement. The Catalent Collaboration Agreement continues to be in effect pursuant to its terms.

Under the terms of the Manufacturing and Supply Agreement, Catalent has agreed to manufacture batches of drug product for our gene therapy product candidates at the Clean Room Suite provided for in the Catalent Collaboration Agreement. There is a minimum annual purchase commitment owed to Catalent for five years beginning in November 2020, subject to certain inflationary adjustments. The Manufacturing and Supply Agreement provides for a term of five years which period may be extended once, at our option, for an additional five-year period.

We have the right to terminate the Manufacturing and Supply Agreement for convenience or other reasons specified in the Manufacturing and Supply Agreement upon prior written notice. If we terminate the Manufacturing and Supply Agreement, we will be obligated to pay an early termination fee to Catalent.

Under both the Collaboration Agreement and the Manufacturing and Supply Agreement, we have an annual minimum commitment of $10.6 million per year owed to Catalent for five years from November 2020, subject to certain inflationary adjustments

Components of Results of Operations

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

We expect that our general and administrative expense will increase in the future to support our continued research and development activities, potential commercialization efforts and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate continued costs associated with being a public company, including expenses related to services associated with maintaining compliance with the requirements of The Nasdaq Stock Market, LLC and the SEC, insurance and investor relations costs. If any of our current or future product candidates obtains U.S. regulatory approval, we expect that we would incur significantly increased expenses associated with building a sales and marketing team.

Interest Income, net

Interest income, net consists of interest earned on our cash equivalents and marketable securities, offset by amortization of premium and discount on our marketable securities.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table sets forth our results of operations for the three months ended March 31, 2021 and 2020.

	Three months ended
	March 31,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$24,970	$13,117	$11,853
Acquired in‑process research and development	1,500	—	1,500
General and administrative	12,464	4,795	7,669
Loss from operations	(38,934)	(17,912)	(21,022)
Interest income, net	52	327	(275)
Net loss	$(38,882)	$(17,585)	$(21,297)

Research and Development Expenses

Research and development expenses increased by $11.9 million to $25.0 million for the three months ended March 31, 2021 from $13.1 million for the three months ended March 31, 2020. The increase was primarily due to an increase of $5.1 million in clinical manufacturing costs, a $0.4 million increase in clinical development and professional services expense and an $0.6 million increase in facility and other costs. We also had a $8.9 million increase in personnel-related costs, including a one-time share-based compensation charge of $5.2 million associated with the modification of stock options associated with the departure of our Acting Head of Research and Development, who was also a member of our Board of Directors. Absent this one-time charge, personnel cost would have increased by $3.7 million mainly due to an increase in employee headcount in the research and development function. These increases were offset by a $3.1 million decrease in pre-clinical research and development costs incurred as we finalized work associated with our lead indications in preparation for IND filings.

We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs on a program-by-program basis. Research and development expenses are summarized by program in the table below:

	Three months ended
	March 31,
(in thousands)	2021	2020
GM1	$3,523	$2,410
FTD‑GRN	1,268	3,456
Krabbe	4,052	2,252
MLD	955	890
ALS	148	249
CMT2A	199	211
Undisclosed program	431	—
Internal costs, including personnel related	14,394	3,649
	$24,970	$13,117

Acquired In-Process Research and Development Expenses

The Company incurred a license fee with Penn of $1.5 million during the three months ended March 31, 2021 in connection with the achievement of a development milestone.

General and Administrative Expenses

General and administrative expenses increased by $7.7 million to $12.5 million for the three months ended March 31, 2021 from $4.8 million for the three months ended March 31, 2020. The increase was primarily due to a $4.3 million increase in personnel-related and share-based compensation expense due to an increase in employee headcount. Our professional fees and facility costs also increased by $3.2 million, as we expanded our operations to support our research and development efforts and incurred more costs associated with operating as a public company.

Interest Income, net

Interest income, net was $52,000 and $0.3 million for the three months ended March 31, 2021 and 2020, respectively. Such income is primarily attributable to interest income earned on cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Overview

In January 2021, we received $165.8 million in net proceeds from the sale of our common stock. As of March 31, 2021, we had $437.6 million in cash, cash equivalents and marketable securities and had an accumulated deficit of $209.8 million. We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least 24 months as of the date of this filing.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2021	2020
Cash used in operating activities	$(30,718)	$(21,851)
Cash used in investing activities	(20,397)	(99)
Cash provided by financing activities	165,634	229,904
Net increase in cash and cash equivalents	$114,519	$207,954

Net Cash Used in Operating Activities

During the three months ended March 31, 2021, we used $30.7 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $38.9 million and a $3.5 million net increase in our operating assets and liabilities. which was partially offset by non-cash charges of $11.7 million related to share-based compensation, acquired in-process research and development, depreciation, amortization of premium and discount, net and changes in deferred rent. The primary use of cash was to fund our operations related to the development of our product candidates.

During the three months ended March 31, 2020, we used $21.9 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $17.6 million and a $6.7 million net increase in our operating assets and liabilities. Cash used in these activities was partially offset by noncash charges of $2.4 million related to share-based compensation, deprecation and changes in deferred rent. The primary use of cash was to fund our operations related to the development of our product candidates.

Net Cash Used in Investing Activities

During the three months ended March 31, 2021, we purchased $60.3 million in marketable securities, had sales and maturities of $41.2 million in marketable securities and paid $0.5 million for technology licenses. During the three months ended March 31, 2021 and 2020, we used $0.8 million and $99,000, respectively, for the purchase of property and equipment.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2021, we received net proceeds of $165.8 million from the sale of our common stock and received $81,000 from the exercise of stock options. We also paid $0.3 million in deferred offering costs. During the three months ended March 31, 2020, we received $229.9 million from the sale of our common stock in our initial public offering.

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

Critical Accounting Policies and Estimates

During the three months ended March 31, 2021, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Prospectus.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage genetic medicines company with a limited operating history on which to base your investment decision. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital and entering into collaboration and vendor agreements for conducting preclinical research and development activities for our product candidates. All of our lead product candidates are still in the clinical development or the preclinical testing stage. We have no products approved for commercial sale and have not generated any revenue from commercial product sales, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. We have funded our operations to date through proceeds from sales of our convertible preferred stock, and public offerings, and do not expect to receive revenue for many years, if ever.

We have incurred net losses since our inception in 2017. We incurred a net loss of $38.9 million and $112.2 million for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $209.8 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our operations have consumed significant amounts of cash since inception. As of March 31, 2021, our cash, cash equivalents and marketable securities were $437.6 million. We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least 24 months as of the date of this filing. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business.  As a result of the COVID-19 outbreak, or similar pandemics, we may experience disruptions that could severely impact our business, manufacturing, preclinical development activities, preclinical studies and planned clinical trials, including:

●	delays or difficulties in clinical site initiation for PBGM01, PBFT02 and PBKR03, including difficulties in obtaining IRB approvals, recruiting clinical site investigators and clinical site staff;
●	delays or difficulties in enrolling patients in clinical trials;
●	interruption or delays in the operations of the U.S. Food and Drug Administration, or the FDA, and comparable foreign regulatory agencies, which may impact timelines for regulatory submission and review, trial initiation and regulatory approval;
●	interruption of planned key clinical trial activities, such as clinical trial site data monitoring and patient recruitment, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and planned clinical study endpoints;
●	delays or disruptions in preclinical development activities, particularly at Penn, including non-clinical experiments and investigational new drug application-enabling good laboratory practice standard toxicology studies due to unforeseen constraints with employee resources, vendor capacity, or supply chain;
●	interruption or delays in our CROs and collaborators meeting expected deadlines or complying with regulatory requirements related to preclinical development activities, preclinical studies and planned clinical trials;interruptions of, or delays in receiving, supplies of our product candidates from our CMOs, particularly at Catalent, due to staffing shortages, productions slowdowns or stoppages and disruptions in delivery systems;
●	increased rates of patients withdrawing from any planned clinical trials following enrollment as a result of contracting COVID-19 or being forced to quarantine;diversion of healthcare resources away from the conduct of our preclinical development activities, preclinical studies and planned clinical trials, including the diversion of hospitals serving as any potential clinical trial sites and hospital staff supporting the conduct of our planned clinical trials;
●	limitations on employee or collaborator resources that would otherwise be focused on the conduct of our preclinical development activities, preclinical studies and planned clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions; and
●	reduced ability to engage with the medical and investor communities due to the cancellation of conferences scheduled throughout the year.

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

As we diligently work to activate sites for our clinical programs, we are experiencing some impacts to our site initiation activities related to COVID-19, such as, meeting delays with various investigational review bodies or ethics committees that have prioritized COVID-19 -related clinical trials and staffing levels at site hospitals. Our expected timelines for our clinical trials have been delayed primarily by these impacts.

The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, manufacturing, preclinical development activities, preclinical studies and planned clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Such developments include the ultimate geographic spread of COVID-19, the duration of the outbreak, the speed and breadth of mass vaccinations for COVID-19 and the efficacy of such vaccines, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

We are early in our development efforts. Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them. If we are unable, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and our lead product candidates have only recently been approved by regulatory authorities for clinical development. Additionally, we have a portfolio of programs that are in earlier stages of preclinical development and may never advance to clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

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

The clinical and commercial success of our product candidates will depend on several factors, including the following:

●	timely and successful completion of preclinical studies, including toxicology studies, biodistribution studies, biocompatibility studies and minimally efficacious dose studies in animals, where applicable;
●	effective INDs or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
●	successful enrollment and completion of clinical trials, including under the international current Good Clinical Practices, or cGCPs, and current Good Laboratory Practices, or cGLP;
●	positive results from our future clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile of our product candidates in the intended populations;

●	receipt of marketing approvals from applicable regulatory authorities;
●	establishment of arrangements with third-party manufacturers or our own facilities for clinical supply and, where applicable, commercial manufacturing capabilities;
●	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;
●	commercial launch of our product candidates, if approved, whether alone or in collaboration with others;
●	acceptance of the benefits and use of our product candidates, including method of administration, if and when approved, by patients, the medical community and third-party payors;
●	effective competition with other therapies;
●	establishment and maintenance of healthcare coverage and adequate reimbursement and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement;
●	establishment of a physician training system and network for administration of our product candidates by injection into the ICM;
●	enforcement and defense of intellectual property rights and claims; and
●	maintenance of a continued acceptable safety, tolerability and efficacy profile of our product candidates following approval.

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

Our collaboration with Penn is critical to our business. We entered into an amended and restated Research, Collaboration & License Agreement in May 2020, or the Penn Agreement, with Penn to discover and develop certain AAV vector based therapeutics, and the products developed under such collaboration currently represent all of our product pipeline and research programs. We currently rely exclusively on Penn for all of our preclinical research and development capabilities, and in particular GTP under the direction of Dr. Wilson. Pursuant to the Penn Agreement, Penn is responsible for discovery, preclinical development activities, including all IND-enabling non-clinical studies and research grade manufacturing, and other collaborative activities set forth in the plan for the funded research. Either party has the right in certain circumstances to terminate the collaboration pursuant to the terms of the Penn Agreement. If Penn delays or fails to perform its obligations under the Penn Agreement, disagrees with our interpretation of the terms of the collaboration or our discovery plan or terminates our existing agreement, our pipeline of product candidates would be significantly adversely affected and our prospects will be materially harmed.

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

Although we have recruited a team that has experience with clinical trials, as a company we have no experience in conducting clinical trials. Moreover, we currently rely exclusively on Penn for our discovery and preclinical research and will continue to rely upon medical institutions, clinical investigators, contract laboratories and other third parties, or our CROs, to conduct clinical trials for our product candidates. We expect to rely heavily on these parties for execution of preclinical and clinical trials for our product candidates and control only certain aspects of their activities. If these parties reduce the levels of efforts and resources to our product candidate activities, prioritize work with a competitor of ours or if a dispute were to arise between us and these parties, they may not meet our expected deadlines or provide us with sufficient materials for our regulatory filings. Nevertheless, we will be responsible for ensuring that each of our preclinical and clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our preclinical studies and clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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

We currently rely on third parties to develop, manufacture and test clinical supplies of our product candidates, including the materials used to administer our product candidates. For our initial clinical trials, we rely on the manufacturing facility of Catalent Maryland (formerly Paragon Bioscience), or Catalent, for supply of our product candidates, and on Penn to manage the transfer of technology to Catalent that is necessary for production. We are in the process of establishing internal manufacturing operations for certain CMC and analytical capabilities and expect to establish our own manufacturing facility for long-term commercial market supply. However, we have limited experience as a company in developing manufacturing facilities. We may face delays in building out our new manufacturing facility or in constructing new facilities and transferring technology to our facilities or have difficulty hiring experts to staff and operate our own manufacturing facility and, accordingly, our production capacity could be limited. The manufacturing processes used to produce our product candidates are complex, novel and have not been validated for commercial use. Many factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers.

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

The biotechnology and pharmaceutical industries, including the genetic medicines field, are characterized by rapidly changing technologies, competition and a strong emphasis on intellectual property. We are aware of several companies focused on developing gene therapies in various indications as well as several companies addressing methods for modifying genes and regulating gene expression. We may also face competition from large and specialty pharmaceutical and biotechnology companies, academic research institutions, government agencies and public and private research institutions

For the treatment of GM1, there are no approved disease-modifying therapies. We consider our most direct competitors with respect to PBGM01 for the treatment of GM1 to be Sio Gene Therapies, Inc., which according to Clinicaltrials.gov, began its clinical trial for a gene therapy treatment for early and late infantile/juvenile GM1 in August 2019, and Lysogene, S.A., which began recruiting for their Phase 1/2 clinical trial for a gene therapy treatment for early and late infantile GM1 in April 2021.

For the treatment of FTD, there are no approved disease-modifying therapies. We consider our most direct competitors with respect to PBFT02 for the treatment of FTD-GRN to be Alector, Inc., which is conducting a Phase 2 and a Phase 3 clinical trial with a humanized anti-human sortilin monoclonal antibody for FTD-GRN, and Prevail Therapeutics Inc., which has initiated a Phase 1/2 clinical trial for a gene therapy treatment for FTD-GRN. Alkermes plc and Arkuda Therapeutics, Inc. are conducting preclinical research using small molecule approaches to treat FTD-GRN patients. Denali Therapeutics has a preclinical recombinant progranulin protein under evaluation in addition to their oral EIF2a modulator in a Phase 1 clinical trial. We are also aware of other therapeutic approaches in preclinical development that may target FTD-GRN patients.

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

On February 18, 2020, we received a letter from Regenxbio Inc., or Regenx, which stated its view that the use of our AAVhu68 capsid infringes patent claims to which Regenx has an exclusive license and which expire in 2024. Regenx also stated that it has exclusive licenses to various pending patent applications regarding the use of AAV vectors administered via ICM, and that these applications may lead to issued claims that Regenx believes may, if issued, cover our planned method of administration for our lead product candidates. We believe we have valid defenses to the issued claims set forth by Regenx relating to AAVhu68. Further, the prosecution of pending patent applications is highly uncertain, and it is unclear whether any patents will issue from these pending Regenx patent applications at all, much less with claims that are relevant to the administration of our product candidates. Regenx also asked for information regarding our relationship with Dr. Wilson while he was serving as an advisor to Regenx. Regenx’s letter also offers to discuss licensing the applicable patent portfolios from them. In April 2020, we responded to Regenx indicating that we do not believe we require a license to any of the specified Regenx patents or patent applications at this time, and that we found that Dr. Wilson’s relationship with us was consistent with his obligations to Regenx. We will continue to monitor the situation and, if necessary, take appropriate actions, which may include responding to further correspondence from Regenx, and engaging in discussions with Regenx regarding their claims. If any such patents were enforceable and such claims were ultimately successful, we might require a license to continue to use and sell any product candidates using such AAV vector. We recently instituted a Post-Grant Review petition against a patent that covers certain AAV technology issued to the University of Pennsylvania and exclusively licensed to Regenx on the grounds that we believe the patent is invalid.

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

We have obtained Fast Track Designation for PBGM01 for the treatment of GM1 gangliosidosis, for PBFT02 for the treatment of FTD-GRN and for PBKR03 for the treatment of Krabbe disease. We may seek Fast Track Designation for one or more of our other product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Although we have obtained Orphan Drug Designation for our lead product candidates, and even if we obtain Orphan Drug Designation for our other product candidates in specific indications, we may not be the first to obtain marketing approval of these product candidates for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. If a competitor with a product that is determined by the FDA to be the same as one of our product candidates obtains marketing approval before us for the same indication we are pursuing and obtains orphan drug exclusivity, our product candidate may not be approved until the period of exclusivity ends unless we are able to demonstrate that our product candidate is clinically superior. Even after obtaining approval, we may be limited in our ability to market our product. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different principal molecular structural features can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same principal molecular structural features for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek Orphan Drug Designation for some of our product candidates, we may never receive such designations. Similarly, the European Commission may also designate a product as an orphan drug under certain circumstances, and we have received Orphan designation for PBGM01 and PBKR03 from the European Commission.

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

There remain judicial and Congressional challenges to repeal or replace certain aspects of the ACA. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA.

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

Restrictions under applicable U.S. federal and state healthcare laws and regulations may include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;
●	federal false claims laws, including the federal False Claims Act, imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health, or HITECH, Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, on certain types of people and entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information;the federal Physician Payment Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family, which includes annual data collection and reporting obligations. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse midwives during the previous year; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

As of March 31, 2021, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned shares representing a substantial portion of our capital stock.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith

10.1	Second Amended and Restated Employment Agreement, dated March 19, 2021, by and between the Registrant and Gary Romano.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

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

PASSAGE BIO, INC.

Date: May 5, 2021	By:	/s/ Bruce Goldsmith
Dr. Bruce Goldsmith, Ph.D.
Chief Executive Officer and President

Date: May 5, 2021	By:	/s/ Richard Morris
Richard Morris
Chief Financial Officer