Form 10-Q
period 2021-06-30
Passage BIO, Inc.
filed 2021-08-05
CIK 1787297

Y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of August 3, 2021, the registrant had 54,093,577 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Passage Bio, Inc.

Balance Sheets

(Unaudited)

(in thousands, except share data)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$215,457	$135,002
Marketable securities	192,343	169,815
Prepaid expenses and other current assets	3,863	1,405
Prepaid research and development	7,176	10,961
Total current assets	418,839	317,183
Property and equipment, net	13,480	2,795
Other assets	7,206	8,029
Total assets	$439,525	$328,007
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,402	$5,265
Accrued expenses and other current liabilities	14,847	15,910
Total current liabilities	31,249	21,175
Deferred rent	6,007	2,077
Other liabilities	—	41
Total liabilities	37,256	23,293

Commitments and Contingencies (note 7)

Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized; 54,066,165 shares issued and 53,956,380 shares outstanding at June 30, 2021 and 45,917,084 shares issued and 45,614,807 shares outstanding at December 31, 2020	5	4
Additional paid‑in capital	660,457	475,617
Accumulated other comprehensive income (loss)	19	(12)
Accumulated deficit	(258,212)	(170,895)
Total stockholders’ equity	402,269	304,714
Total liabilities and stockholders’ equity	$439,525	$328,007

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Operating expenses:
Research and development	$33,112	$19,902	$58,082	$33,019
Acquired in‑process research and development	—	—	1,500	—
General and administrative	15,422	7,402	27,886	12,197
Loss from operations	(48,534)	(27,304)	(87,468)	(45,216)
Interest income, net	99	132	151	459
Net loss	$(48,435)	$(27,172)	$(87,317)	$(44,757)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.90)	$(0.60)	$(1.66)	$(1.42)
Weighted average common shares outstanding, basic and diluted	53,885,651	45,386,308	52,615,606	31,581,851
Comprehensive loss:
Net loss	$(48,435)	$(27,172)	$(87,317)	$(44,757)
Unrealized gain on marketable securities	26	—	31	—
Comprehensive loss	$(48,409)	$(27,172)	$(87,286)	$(44,757)

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statement of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Stockholders’ equity
	Common stock		Additional	Accumulated other	Accumulated
	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at April 1, 2021	53,848,324	$5	$651,283	$(7)	$(209,777)	$441,504
Vesting of early exercise option awards	19,375	—	4	—	—	4
Exercise of stock options and vesting of restricted stock units	50,333	—	104	—	—	104
Issuance of shares in connection with employee stock purchase plan	38,348	—	505	—	—	505
Unrealized gain on marketable securities	—	—	—	26	—	26
Share‑based compensation expense	—	—	8,561	—	—	8,561
Net loss	—	—	—	—	(48,435)	(48,435)
Balance at June 30, 2021	53,956,380	$5	$660,457	$19	$(258,212)	$402,269

	Stockholders’ equity
	Common stock		Additional	Accumulated other	Accumulated
	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2021	45,614,807	$4	$475,617	$(12)	$(170,895)	$304,714
Vesting of early exercise option awards	192,492	—	45	—	—	45
Exercise of stock options and vesting of restricted stock units	60,733	—	185	—	—	185
Issuance of shares in connection with employee stock purchase plan	38,348	—	505	—	—	505
Sale of common stock, net of issuance costs of $669	8,050,000	1	165,804	—	—	165,805
Unrealized gain on marketable securities	—	—	—	31	—	31
Share‑based compensation expense	—	—	18,301	—	—	18,301
Net loss	—	—	—	—	(87,317)	(87,317)
Balance at June 30, 2021	53,956,380	$5	$660,457	$19	$(258,212)	$402,269

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

	Convertible preferred stock						Stockholders’ equity (deficit)
	Series A‑1		Series A‑2		Series B		Common stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid‑in capital	deficit	Total
Balance at April 1, 2020	—	$—	—	$—	—	$—	45,350,687	$4	$462,910	$(76,248)	$386,666
Vesting of early exercise option awards	—	—	—	—	—	—	48,078	—	1	—	1
Exercise of stock options	—	—	—	—	—	—	44,776	—	46	—	46
Share‑based compensation expense	—	—	—	—	—	—	—	—	3,855	—	3,855
Net loss	—	—	—	—	—	—	—	—	—	(27,172)	(27,172)
Balance at June 30, 2020	—	$—	—	$—	—	$—	45,443,541	$4	$466,812	$(103,420)	$363,396

	Convertible preferred stock						Stockholders’ equity (deficit)
	Series A‑1		Series A‑2		Series B		Common stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid‑in capital	deficit	Total
Balance at January 1, 2020	63,023,258	$74,397	22,209,301	$46,311	33,592,907	$109,897	4,293,039	$—	$2,410	$(58,663)	$(56,253)
Vesting of early exercise option awards	—	—	—	—	—	—	503,049	—	33	—	33
Exercise of stock options	—	—	—	—	—	—	44,776	—	46	—	46
Conversion of convertible preferred stock upon initial public offering	(63,023,258)	(74,397)	(22,209,301)	(46,311)	(33,592,907)	(109,897)	26,803,777	3	230,602	—	230,605
Sale of common stock in initial public offering, net of issuance costs of $3,495	—	—	—	—	—	—	13,798,900	1	227,498	—	227,499
Share‑based compensation expense	—	—	—	—	—	—	—	—	6,223	—	6,223
Net loss	—	—	—	—	—	—	—	—	—	(44,757)	(44,757)
Balance at June 30, 2020	—	$—	—	$—	—	$—	45,443,541	$4	$466,812	$(103,420)	$363,396

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2021	2020
Cash flows used in operating activities:
Net loss	$(87,317)	$(44,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in‑process research and development	1,500	—
Depreciation and amortization	414	247
Share‑based compensation	18,301	6,223
Amortization of premium and discount on marketable securities, net	1,346	—
Deferred rent	1,161	20
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, and other assets	(1,297)	197
Prepaid research and development	3,785	(5,886)
Accounts payable	9,874	6,522
Accrued expenses and other current liabilities	(2,815)	3,868
Net cash used in operating activities	(55,048)	(33,566)
Cash flows used in investing activities:
Purchases of marketable securities	(132,149)	—
Sale or maturity of marketable securities	108,306	—
Purchase of technology license	(2,000)	—
Purchases of property and equipment	(4,811)	(193)
Net cash used in investing activities	(30,654)	(193)
Cash flows provided by financing activities:
Proceeds from issuance of common stock, net of offering costs	165,805	228,262
Payment of offering costs	(338)	—
Proceeds from the exercise of stock options	185	46
Proceeds from the issuance of common stock under employee stock purchase plan	505	—
Net cash provided by financing activities	166,157	228,308
Net increase in cash and cash equivalents	80,455	194,549
Cash and cash equivalents at beginning of period	135,002	158,874
Cash and cash equivalents at end of period	$215,457	$353,423
Supplemental disclosure of non‑cash investing and financing activities:
Unrealized gain on marketable securities	$31	$—
Property and equipment in deferred rent	$2,769	$—
Property and equipment in accounts payable and accrued expenses and other current liabilities	$3,520	$63
Reclassification of deferred offering costs paid in a prior period	$—	$763
Vesting of early exercise option awards	$45	$33

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

1. Nature of Operations

Passage Bio, Inc. (the Company), a Delaware corporation incorporated in July 2017, is a clinical stage genetic medicines company focused on developing transformative therapies for central nervous system (CNS) disorders. The Company has a strategic research collaboration with the Trustees of the University of Pennsylvania’s (Penn) Gene Therapy Program (GTP) that provides the Company with access to one of the premier research institutions in the world for the discovery and preclinical development of genetic medicine product candidates and exclusive rights to certain CNS indications. Under this collaboration, GTP conducts discovery and preclinical activities enabling Investigational New Drug (IND) applications and the Company conducts all clinical development, regulatory strategy, and commercialization activities under the agreement. The Company also has a collaboration agreement and a development services and clinical supply agreement with Catalent Maryland, Inc. (Catalent) for clinical scale manufacturing requirements.

2. Risks and Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $258.2 million as of June 30, 2021. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.

In January 2021, the Company closed a follow-on public offering in which the Company issued and sold 8,050,000 shares of its common stock at a public offering price of $22.00 per share for net proceeds of $165.8 million after deducting underwriting discounts, commissions and other offering expenses.

The Company’s operations have consisted primarily of organizing the Company, securing financing, developing licensed technology, performing research, and conducting preclinical studies and clinical trials. The Company faces risks associated with early-stage biotechnology companies whose product candidates are in development. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing, establishing manufacturing capacity and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital for the Company to complete its research and development, achieve its research and development objectives, defend its intellectual property rights, and recruit and retain skilled personnel, and key members of management. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Any reference in these notes to applicable guidance is meant to refer to

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB).

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

Cash and cash equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of June 30, 2021 consisted of money market funds. Cash consists of cash deposits at banking institutions.

Marketable securities

The Company classifies its marketable securities as available-for-sale, which include commercial paper, certificates of deposit, corporate debt securities and U.S. government and non-U.S. government debt securities with original maturities of greater than three months. These securities are carried at fair market value, with unrealized gains and losses reported in comprehensive loss and accumulated other comprehensive income (loss) within stockholders’ equity. Gains or losses on marketable securities sold are based on the specific identification method.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

Offering costs

The Company capitalizes costs directly associated with equity financings until such financings are consummated, at which time such costs are recorded in additional paid-in capital against the gross proceeds of the equity financings. Costs associated with the shelf registration statement on Form S-3, filed with the SEC on March 5, 2021 have been capitalized and will be reclassified to additional paid in capital on a pro rata basis when the Company completes offerings under the shelf registration. At the end of the three-year term of the shelf registration, the remaining deferred offering costs, if any, will be charged to operations. As of June 30, 2021, $0.3 million of such deferred costs are included in other assets on the balance sheet.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Six Months Ended June 30,
	2021	2020
Stock options (including shares subject to repurchase)	8,810,528	6,759,369
Unvested restricted stock units	206,667	—
Employee stock purchase plan	10,037	7,248
	9,027,232	6,766,617

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

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

4. Cash, cash equivalents and marketable securities

The following table provides details regarding the Company’s portfolio of cash and cash equivalents:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2021:
Cash accounts in banking institutions	$131,041	$—	$—	$131,041
Money market funds	84,416	—	—	84,416
Total	$215,457	$—	$—	$215,457

December 31, 2020:
Cash accounts in banking institutions	$46,660	$—	$—	$46,660
Money market funds	84,409	—	—	84,409
Commerical paper	3,933	—	—	3,933
Total	$135,002	$—	$—	$135,002

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following table provides details regarding the Company’s portfolio of marketable securities:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2021:
Certificates of deposit	$11,417	$6	$—	$11,423
Commercial paper	35,144	16	—	35,160
Corporate debt securities	130,954	15	(3)	130,966
U.S. government securities	1,029	26	(41)	1,014
Non-U.S. government securities	13,780	—	—	13,780
Total	$192,324	$63	$(44)	$192,343

December 31, 2020:
Certificates of deposit	$6,115	$—	$—	$6,115
Commercial paper	47,872	7	(2)	47,877
Corporate debt securities	85,593	9	(25)	85,577
U.S. government securities	24,345	1	(2)	24,344
Non-U.S. government securities	5,902	—	—	5,902
Total	$169,827	$17	$(29)	$169,815

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis. Included within cash and cash equivalents on the balance sheet, but excluded from the fair value hierarchy table, are cash deposits held at financial institutions:

	Fair value measurement at
	reporting date using
	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
June 30, 2021:
Assets
Cash and cash equivalents:
Money market fund	$84,416	$—	$—
Total cash and cash equivalents	84,416	—	—

Marketable securities:
Certificates of deposit	—	11,423	—
Commercial paper	—	35,160	—
Corporate debt securities	—	130,966	—
U.S. government securities	—	1,014	—
Non-U.S. government securities	—	13,780	—
Total marketable securities	—	192,343	—

Total financial assets	$84,416	$192,343	$—

December 31, 2020:
Assets
Cash and cash equivalents:
Money market fund	$84,409	$—	$—
Commercial paper	—	3,933	—
Total cash and cash equivalents	84,409	3,933	—

Marketable securities:
Certificates of deposit	—	6,115	—
Commercial paper	—	47,877	—
Corporate debt securities	—	85,577	—
U.S. government securities	—	24,344	—
Non-U.S. government securities	—	5,902	—
Total marketable securities	—	169,815	—

Total financial assets	$84,409	$173,748	$—

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Professional fees	$519	$720
Compensation and related benefits	4,895	5,183
Research and development	7,176	9,466
Property and equipment	2,257	—
Other	—	541
	$14,847	$15,910

7. Commitments and Contingencies

Amended and Restated Research, Collaboration and License Arrangement with Penn

The Company has a research, collaboration and licensing agreement with Penn (the Penn Agreement) for research and development collaborations and exclusive license rights to patents for certain products and technologies. Under the Penn Agreement, in addition to the obligation to fund certain research relating to the preclinical development of selected products, the Company funds discovery research conducted by Penn through May 2025 and will receive exclusive rights, subject to certain limitations, to technologies resulting from the discovery research for the Company’s products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation improvements. This funding commitment is $5.0 million annually, paid in quarterly increments of $1.3 million through June 30, 2025. Under the Penn Agreement, the Company has ten remaining options available to commence additional licensed programs for rare, monogenic CNS indications and has until May 2025 to exercise these options. If the Company were to exercise any of these options, it would owe Penn a non-refundable upfront fee of $0.5 million per product indication, with another $0.5 million fee owed upon a further developmental milestone. Under the Penn Agreement, the Company incurred research and development expenses of $2.6 million and $10.2 million during the three months ended June 30, 2021 and 2020, respectively, and $7.1 million and $17.9 million during the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, the Company paid Penn $0.5 million for a technology license fee that was accrued at December 31, 2020 and paid an additional $1.5 million related to a development milestone that was recognized as in-process research and development expense.

As disclosed in footnote 9, subsequent to June 30, 2021, the Company amended the Penn Agreement.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

Under the terms of the Manufacturing and Supply Agreement, Catalent has agreed to manufacture batches of drug product for the Company’s gene therapy product candidates at the Clean Room Suite provided for in the Catalent Collaboration Agreement. There is a minimum annual purchase commitment owed to Catalent for five years beginning in November 2020, subject to certain inflationary adjustments. The Manufacturing and Supply Agreement provides for a term of five years and may be extended once, at the Company’s option, for an additional five year-period.

The Company has the right to terminate the Manufacturing and Supply Agreement for convenience or other reasons specified in the Manufacturing and Supply Agreement upon prior written notice. If the Company terminates the Manufacturing and Supply Agreement, it will be obligated to pay an early termination fee to Catalent.

Under both the Collaboration Agreement and the Manufacturing and Supply Agreement, the Company has an annual minimum commitment of $10.6 million per year owed to Catalent for five years from November 2020, subject to certain inflationary adjustments.

Operating Leases

The Company leases office space in Philadelphia, Pennsylvania under a noncancelable lease (Existing Lease Agreement), as amended. The lease is classified as an operating lease and the Company recognizes rent expense on a straight-line basis over the lease term.

In April 2020, the Company entered into a new lease agreement (New Lease Agreement) for larger office space in Philadelphia to accommodate the Company’s continued growth and serve as the new corporate headquarters. The New Lease Agreement commenced in February 2021 and is expected to expire in January 2031. The Company has an option to extend the term of the New Lease Agreement by up to two five-year terms. Upon signing the New Lease Agreement, the Company amended the Existing Lease Agreement such that the Existing Lease Agreement terminated five days after the commencement of the New Lease Agreement with no further payments due under the Existing Lease Agreement. The landlord provided the Company with a tenant improvement allowance of $2.8 million in connection with the New Lease Agreement, for which the related expenditures were paid directly by the landlord. As of June 30, 2021, the Company recorded $2.8 million of leasehold improvements related to the tenant improvement as a lease liability incentive within deferred rent in the balance sheet.

In December 2020, the Company entered into a lease agreement for laboratory space (Laboratory Lease Agreement) in Hopewell, New Jersey. The laboratory will initially focus on state-of-the-art analytical capabilities, clinical assay development and validation, biomarker assay validation and clinical product testing to support both viral vector manufacturing and clinical development. The Laboratory Lease Agreement commenced in March 2021 and is expected to expire in 2036. The Company has an option to extend the term of the Laboratory Lease Agreement by up to two five-year terms. The landlord provided the Company with a tenant improvement allowance of $1.3 million in connection with the Laboratory Lease Agreement, for which the related expenditures were paid by the Company and will be reimbursed by the landlord. As of June 30, 2021, the Company recorded $1.3 million of leasehold improvements related to the

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

tenant improvement allowance as a lease liability incentive within deferred rent and the related receivable from landlord was recorded within prepaid expenses and other current assets.

The future minimum lease payments under the Company’s lease arrangements as of June 30, 2021 are as follows:

(in thousands)
2021	$746
2022	2,884
2023	3,453
2024	3,550
2025	3,651
Thereafter	37,288
$51,572

The Company recognized rent expense of $0.9 million and $0.1 million during the three months ended June 30, 2021 and 2020, respectively, and $1.7 million and $0.1 million during the six months ended June 30, 2021 and 2020, respectively, related to its operating leases.

Employment Agreements

The Company has entered into employment agreements with key personnel providing for compensation and severance in certain circumstances, as described in the respective employment agreements.

Patent Infringement Claim

On February 18, 2020, the Company received a letter from REGENXBIO Inc. (Regenx), which stated its view that the use of the Company’s AAVhu68 capsid infringes patent claims to which Regenx has an exclusive license and which expire in 2024. Regenx also stated that it has exclusive licenses to various pending patent applications regarding the use of AAV vectors administered via instar-cisterna magna injection, and that these applications may lead to issued claims that Regenx believes may, if issued, cover the Company’s planned method of administration for the Company’s lead product candidates. The Company believes it has valid defenses to the issued claims set forth by Regenx relating to AAVhu68. Further, the prosecution of pending patent applications is highly uncertain, and it is unclear whether any patents will be issued from these pending Regenx patent applications at all, much less with claims that are relevant to the administration of the Company’s product candidates. Regenx also requested information regarding the Company’s relationship with Dr. Wilson while he was serving as an advisor to Regenx. Regenx's letter also offers to discuss licensing the applicable patent portfolios from them. In April 2020, the Company responded to Regenx indicating that it does not believe it requires a license to any of the specified Regenx patents or patent applications at this time, and that it found that Dr. Wilson’s relationship with the Company was consistent with his obligations to Regenx. The Company will continue to monitor the situation and, if necessary, take appropriate actions, which may include responding to further correspondence from Regenx, and engaging in discussions with Regenx regarding their claims. If any such patents were enforceable and such claims were ultimately successful, the Company might require a license to continue to use and sell any product candidates using such AAV vector. The Company recently instituted a Post-Grant Review petition against a patent that covers certain AAV technology issued to the University of Pennsylvania and exclusively licensed to Regenx on the grounds that the Company believes the patent is invalid.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

8. Share-Based Compensation

Equity Incentive Plan

The Company has three equity incentive plans: the 2018 Equity Incentive Plan, as amended (the 2018 Plan), the 2020 Equity Incentive Plan, or the Incentive Plan, and the 2021 Equity Inducement Plan, or the Inducement Plan. New awards can only be granted under the Incentive Plan and the Inducement Plan.

The total number of shares authorized under the Incentive Plan as of June 30, 2021 was 7,658,677. Of this amount, 3,576,551 shares were available for future grants as of June 30, 2021. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Incentive Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021 and continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. As a result, on January 1, 2021, the number of shares reserved for issuance under the Incentive Plan increased by 2,295,854 shares. The Incentive Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options under the Incentive Plan vest based on the terms in each award agreement, generally over four-year periods, and have a term of ten years.

The Inducement Plan was approved by the Company’s board of directors in July 2021. The total number of shares authorized under the Inducement Plan was 1,000,000. No shares had been granted under the Inducement Plan as of June 30, 2021. The Inducement Plan provides for the granting of nonqualified stock options and restricted stock awards to employees hired by the Company, as determined by the Company’s board of directors. The Company’s stock options under the Inducement Plan vest based on the terms in each award agreement and have a term of ten years. The Company’s restricted stock units vest based on the terms in each award agreement and have a term based on each award agreement.

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded share-based compensation expense in the following expense categories in its accompanying statements of operations for the period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Research and development	$4,258	$1,309	$10,849	$2,356
General and administrative	4,303	2,546	7,452	3,867
	$8,561	$3,855	$18,301	$6,223

During the three months ended June 30, 2021, the Company modified certain awards and recognized $0.9 million of expense related to the modification in research and development expense.

During the six months ended June 30, 2021, the Company modified certain awards and recognized $6.1 million of expense related to the modification in research and development expense.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following table summarizes stock option activity for the six months ended June 30, 2021:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2021	6,928,111	$12.36	9.0
Granted	2,499,939	20.01
Exercised	(47,400)	3.91
Forfeited	(679,907)	14.84
Outstanding at June 30, 2021	8,700,743	$14.41	8.9
Exercisable at June 30, 2021	2,811,453	$11.31	8.5
Vested or expected to vest at June 30, 2021	8,700,743	$14.41	8.9

The weighted-average grant date fair value of options granted was $15.64 and $11.09 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the total unrecognized compensation expense related to unvested stock option awards was $67.1 million, which the Company expects to recognize over a weighted-average period of 3.0 years.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Six Months Ended June 30,
	2021		2020
Expected volatility	99.0%		95.2%
Risk‑free interest rate	0.9%		1.3%
Expected term	6.0	years	6.1	years
Expected dividend yield	—		—

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

The following table summarizes activity relating to early exercises of stock options during the six months ended June 30, 2021:

Number of shares
Unvested balance at January 1, 2021	302,277
Vested	(192,492)
Unvested balance at June 30, 2021	109,785

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following table summarizes activity related to RSU awards:

		Weighted average
	Number of shares	grant date fair value
Unvested balance at January 1, 2021	—	$—
Granted	230,000	$19.02
Vested	(13,333)	18.85
Forfeited	(10,000)	$21.85
Unvested balance at June 30, 2021	206,667	$18.89

As of June 30, 2021, the total unrecognized expense related to all RSUs was $3.6 million, which the Company expects to recognize over a weighted-average period of 3.0 years.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the ESPP) became effective on February 28, 2020. The ESPP authorizes the issuance of up to 893,170 shares of the Company’s common stock. Of this amount, 834,713 were available for future grants as of June 30, 2021. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years, in an amount equal to one percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. As a result, on January 1, 2021, the number of shares reserved for issuance under the ESPP increased by 459,170 shares, resulting in a total of 893,170 shares authorized for issuance.

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

In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock at 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $0.1 million and $0.2 million during the three and six months ended June 30, 2021, respectively, related to the ESPP.

9. Subsequent Events

The Company and Penn entered into an amendment to the Penn Agreement on August 3, 2021, or the Second Expansion Amendment. Under the Second Expansion Amendment, the Company and Penn expanded the scope of the collaboration to include non-rare and/or non-monogenic (or large) CNS indications, initially Alzheimer’s Disease and Temporal Lobe Epilepsy and such other mutually agreed upon large CNS indications; included an exploratory research collaboration to identify targets and early product candidates in such large CNS indications; and extended the research term to August 3, 2026 by which product candidates for CNS indications may be selected for the entire agreement. The exploratory research program is focused on discovering targets and novel gene therapy candidates for large CNS diseases, initially focused on Alzheimer’s Disease and Temporal Lobe Epilepsy, and that can be expanded to other large CNS diseases upon mutual agreement. The initial term of the exploratory research program is 3 years, which term can be extended by

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

mutual agreement. During such term, the Company will have an exclusive right of first negotiation to include additional targets to the exploratory research program within the agreed upon large CNS indications. Under the exploratory research program, the Company will have the right to further develop and commercialize any gene therapy product candidates specific for those selected targets within Alzheimer’s Disease and Temporal Lobe Epilepsy (and any future large CNS indications that are mutually agreed upon) that may arise from the exploratory research programs on substantially the same terms of the current Penn Agreement. The election of any option to any such product candidates will count against the Company’s remaining 10 options and will trigger the $1.0 million option fee. In addition, under the Second Expansion Amendment, the research phase of the Penn Agreement was extended to August 3, 2026. As a result, the Company will fund discovery research through August 3, 2026 and will now have until August 3, 2026 to exercise its remaining 10 options. The Company will make an upfront payment of $5.0 million within 10 days of signing the Second Expansion Amendment; will reimburse Penn for expenses incurred in the exploratory research program, will pay an aggregate of $39.0 million in development milestones for each product candidate for which the Company has exercised its option in large CNS indications, initially Alzheimer’s Disease and Temporal Lobe Epilepsy and such other mutually agreed upon large CNS indications (in lieu of the milestones set forth in the existing Penn Agreement) in addition to the royalties and commercial milestones for products set forth under the existing Penn Agreement; and will pay Penn a tiered transaction fee ranging from 1-2% of the net proceeds upon certain change of control events.

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

Overview and Pipeline

We are a clinical stage genetic medicines company focused on developing transformative therapies for central nervous system, or CNS, disorders. Our vision is to finally fulfill the promise of gene therapy by developing groundbreaking therapies that transform the lives of patients with CNS diseases. The field of genetic medicine is rapidly expanding and we believe we have a differentiated approach to developing treatments for CNS disorders that enables us to select and advance product candidates with a higher probability of technical and regulatory success. We have entered into a strategic research collaboration with the Trustees of the University of Pennsylvania’s, or Penn’s, Gene Therapy Program, or GTP, headed by Dr. James Wilson, a leader in the genetic medicines field. We leverage our close working relationship with the Orphan Disease Center, or the ODC, at Penn to develop historical and prospective natural history studies for comparison to participants in interventional trials. Through these collaborations we have assembled a deep portfolio of genetic medicine product candidates, including our three lead product candidates all of which we retain global rights to, the details of which are outlined in the below table:

* 10 additional CNS pipeline license options.

† Program includes ongoing natural history study of infantile and juvenile GM1 gangliosidosis patients.

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

In January 2021, we received FDA clearance of our IND for PBFT02, which allows us to proceed with our upliFT-D Trial, an international multi-center, open-label, single-arm Phase 1/2 clinical trial of PBFT02 in patients with a diagnosis of early symptomatic FTD-GRN. In April 2021, we received a CTA for our upliFT-D Trial for PBFT02 from Health Canada. We expect to initiate our upliFT-D Trial in the third quarter of 2021, and expect to report initial safety and 30-day biomarker data from the initial cohort in the first half of 2022.

The FDA has granted ODD and Fast Track Designation to PBFT02 for the treatment of FTD-GRN. In July 2021, the European Commission granted Orphan designation for PBFT02.

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

Research Programs

We also have four rare, monogenic CNS programs in the research stage under our license agreement with Penn: PBML04 for MLD, PBAL05 for ALS, PBCM06 for CMT2A and an undisclosed program to treat an adult CNS indication. PBML04 is targeting patients with MLD who have mutations in the ARSA gene, PBAL05 is targeting patients with ALS who have a gain-of-function mutation in the C9orf72 gene, PBCM06 is targeting patients with CMT2A who have a mutation in the MFN2 gene and an undisclosed program to treat an adult CNS indication. In addition, pursuant to the recent Second Expansion Amendment, we also have established exploratory research programs with Penn in Alzheimer’s Disease and Temporal Lobe Epilepsy. Beyond this portfolio, through our research collaboration with GTP, we also have the option to license programs for ten additional new indications in CNS along with rights and licenses to new gene therapy technologies developed by Penn, such as novel capsids, toxicity reduction, delivery and formulation technologies.

Business Overview

We were incorporated in July 2017 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to acquiring and developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. Historically, we have funded our operations through the sale of convertible preferred stock and public offerings of common stock. Our net loss was $48.4 and $87.3 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, we had an accumulated deficit of $258.2 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of June 30, 2021, we had cash, cash equivalents and marketable securities of $407.8 million. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months from the date of this filing.

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

As we diligently work to activate sites for our clinical programs, we are experiencing some impacts to our site initiation activities related to COVID-19, such as, meeting delays with various investigational review bodies or ethics committees that have prioritized COVID-19 -related clinical trials and staffing levels at site hospitals. Our expected timelines for clinical trials could be delayed by these impacts.

Financial Operations Overview

License Agreement

University of Pennsylvania

We have a research, collaboration and licensing agreement, as recently amended by the Second Expansion Amendment (see below), or the Penn Agreement, with Penn, for research and development collaborations and exclusive license rights to patents for certain products and technologies. Under the Penn Agreement, in addition to the obligation to fund certain research relating to the preclinical development of selected products and the new exploratory research program in non-rare and/or non-monogenic (or large) CNS indications, initially Alzheimer’s Disease and Temporal Lobe Epilepsy and such other mutually agreed upon large CNS indications, we fund discovery research conducted by Penn through August 2026, and will receive exclusive rights, subject to certain limitations, to technologies resulting from the discovery program for products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation improvements. Our funding commitment is $5.0 million annually, paid in quarterly increments of $1.3 million through June 30, 2026. Under the Penn Agreement, we have ten remaining options available to us to commence additional licensed programs for CNS indications until May 2026. If we were to exercise any of these remaining options, we would owe Penn a non-refundable upfront fee of $1.0 million.

The Penn Agreement requires that we make payments of up to (i) $16.5 million per product candidate for rare, monogenic disorders in aggregate and (ii) $39.0 million per product candidate in the aggregate arising from the exploratory program for large CNS indications, initially Alzheimer’s Disease and Temporal Lobe Epilepsy and such other mutually agreed upon large CNS indications. Each payment will be due upon the achievement of specific development milestone events by such licensed product for a first indication, reduced development milestone payments for the second and third indications and no development milestone payments for subsequent indications. In addition, on a product-by-product basis, we are obligated to make up to $55.0 million in sales milestone payments on each licensed product based on annual sales of the licensed product in excess of defined thresholds.

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

We and Penn entered into an amendment to the Penn Agreement on August 3, 2021, or the Second Expansion Amendment. Under the Second Expansion Amendment, we and Penn expanded the scope of the collaboration to include certain non-rare and/or non-monogenic (or large) CNS indications, initially Alzheimer’s Disease and Temporal Lobe Epilepsy and such other mutually agreed upon large CNS indications; included an exploratory research collaboration to identify targets and early product candidates in such large CNS indications; and extended the term to August 3, 2026 by which product candidates for CNS indications may be selected for the entire agreement. The exploratory research program is focused on discovering targets and novel gene therapy candidates for large CNS diseases, initially focused on Alzheimer’s Disease and Temporal Lobe Epilepsy, and that can be expanded to other large CNS diseases upon mutual agreement. The initial term of the exploratory research program is 3 years, which term can be extended by mutual agreement. During such term we will have an exclusive right of first negotiation to include additional targets to the exploratory research program in the agreed upon large CNS indications. Under the exploratory research program, we will have the right to further develop and commercialize any gene therapy product candidates specific for those selected targets within Alzheimer’s Disease and Temporal Lobe Epilepsy (and any future large CNS indications that are mutually agreed upon) that arise from the exploratory research programs on substantially the same terms of the current Penn Agreement. The election of any option to any such product candidates will count against our remaining 10 options and will trigger the $1.0 million option fee. In addition, under the Second Expansion Amendment, the research phase of the Penn Agreement was extended to August 3, 2026. As a result, we now will fund discovery research through August 3, 2026, and will now have until August 3, 2026 to exercise our remaining 10 options. We will make an upfront payment of $5.0 million within 10 days of signing the Second Expansion Amendment, will reimburse Penn for expenses incurred in the exploratory research program; will pay an aggregate of $39.0 million in development milestones for each product candidate in which the Company has exercised its option in Alzheimer’s Disease and Temporal Lobe Epilepsy and such other mutually agreed upon large CNS indications (in lieu of the milestones set forth in the existing Penn Agreement) in addition to the royalties and commercial milestones for products set forth under the existing Penn Agreement; and will pay Penn a tiered transaction fee ranging from 1-2% of the net proceeds upon certain change of control events.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table sets forth our results of operations for the three months ended June 30, 2021 and 2020.

	Three months ended
	June 30,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$33,112	$19,902	$13,210
General and administrative	15,422	7,402	8,020
Loss from operations	(48,534)	(27,304)	(21,230)
Interest income, net	99	132	(33)
Net loss	$(48,435)	$(27,172)	$(21,263)

Research and Development Expenses

Research and development expenses increased by $13.2 million to $33.1 million for the three months ended June 30, 2021 from $19.9 million for the three months ended June 30, 2020. The increase was primarily due to an increase of $13.9 million in clinical manufacturing costs, a $1.7 million increase in clinical development and professional services expense, a $4.8 million increase in personnel-related expense due to an increase in employee headcount, and a $0.4 million increase in facility and other costs. The $4.8 million increase in personnel-related costs included a one-time share-based compensation expense of $0.9 million associated with the modification of stock options. Absent this one-time expense, personnel cost would have increased by $3.9 million. These increases were partially offset by a $7.6 million decrease in research and development costs associated with the Penn Agreement, which relates to costs incurred in the three months ended June 30, 2020 for preclinical work performed in preparation for IND filings for our lead programs and certain pass-through clinical manufacturing costs.

We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs on a program-by-program basis. Research and development expenses are summarized by program in the table below:

	Three months ended
	June 30,
(in thousands)	2021	2020
GM1	$5,249	$5,098
FTD‑GRN	5,589	5,106
Krabbe	4,887	3,903
MLD	3,222	337
ALS	162	292
CMT2A	391	127
Undisclosed program	587	—
Internal costs, including personnel related	13,025	5,039
	$33,112	$19,902

Acquired In-Process Research and Development Expenses

The Company did not incur any license fees with Penn during the three months ended June 30, 2021.

General and Administrative Expenses

General and administrative expenses increased by $8.0 million to $15.4 million for the three months ended June 30, 2021 from $7.4 million for the three months ended June 30, 2020. The increase was primarily due to a $6.0 million increase in personnel-related and share-based compensation expense due to an increase in employee headcount. Our professional fees and facility costs also increased by $2.0 million, as we expanded our operations to support our research and development efforts and incurred more costs associated with operating as a public company.

Interest Income, net

Interest income, net was $0.1 million for both three months ended June 30, 2021 and 2020, which is primarily attributable to interest income earned on cash, cash equivalents and marketable securities.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table sets forth our results of operations for the six months ended June 30, 2021 and 2020.

	Six months ended
	June 30,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$58,082	$33,019	$25,063
Acquired in‑process research and development	1,500	—	1,500
General and administrative	27,886	12,197	15,689
Loss from operations	(87,468)	(45,216)	(42,252)
Interest income	151	459	(308)
Net loss	$(87,317)	$(44,757)	$(42,560)

Research and Development Expenses

Research and development expenses increased by $25.1 million to $58.1 million for the six months ended June 30, 2021 from $33.0 million for the six months ended June 30, 2020. The increase was primarily due to an increase of $19.0 million in clinical manufacturing costs, a $2.1 million increase in clinical development and professional services expense and an $1.0 million increase in facility and other costs. We also had a $13.8 million increase in personnel-related costs, including one-time share-based compensation expenses of $6.1 million associated with the modification of stock options. Absent these one-time expenses, personnel cost would have increased by $7.7 million mainly due to an increase in employee headcount in the research and development function. These increases were partially offset by a $10.8 million decrease in research and development costs associated with the Penn Agreement, which relates to costs incurred in the six months ended June 30, 2020 for preclinical work performed in preparation for IND filings for our lead programs and certain pass-through clinical manufacturing costs.

We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs on a program-by-program basis. Research and development expenses are summarized by program in the table below:

	Six months ended
	June 30,
(in thousands)	2021	2020
GM1	$8,772	$7,509
FTD‑GRN	6,857	8,563
Krabbe	8,939	6,154
MLD	4,177	1,227
ALS	310	541
CMT2A	590	338
Undisclosed program	1,018	—
Internal costs, including personnel related	27,419	8,687
	$58,082	$33,019

Acquired In-Process Research and Development Expenses

The Company incurred a license fee with Penn of $1.5 million during the six months ended June 30, 2021 in connection with the achievement of a development milestone.

General and Administrative Expenses

General and administrative expenses increased by $15.7 million to $27.9 million for the six months ended June 30, 2021 from $12.2 million for the six months ended June 30, 2020. The increase was primarily due to a $10.3 million increase in personnel-related and share-based compensation expense due to an increase in employee headcount. Our professional fees and facility costs also increased by $5.4 million, as we expanded our operations to support our research and development efforts and incurred more costs associated with operating as a public company.

Interest Income, net

Interest income, net was $0.2 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively which is primarily attributable to interest income earned on cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Overview

In January 2021, we received $165.8 million in net proceeds from the sale of our common stock. As of June 30, 2021, we had $407.8 million in cash, cash equivalents and marketable securities and had an accumulated deficit of $258.2 million. We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least 24 months as of the date of this filing.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect existing stockholders’ rights as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six months ended
	June 30,
(in thousands)	2021	2020
Cash used in operating activities	$(55,048)	$(33,566)
Cash used in investing activities	(30,654)	(193)
Cash provided by financing activities	166,157	228,308
Net increase in cash and cash equivalents	$80,455	$194,549

Net Cash Used in Operating Activities

During the six months ended June 30, 2021, we used $55.0 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $87.3 million, which was partially offset by net increase in our operating net liabilities by $9.5 million and non-cash charges of $21.2 million related to share-based compensation, depreciation, amortization of premium and discount, net, and changes in deferred rent. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Net Cash Used in Investing Activities

During the six months ended June 30, 2021, we purchased $132.1 million in marketable securities, had sales and maturities of $108.3 million in marketable securities, had purchases of property and equipment of $4.8 million, and paid $2.0 million for technology licenses.

During the six months ended June 30, 2020, we used $0.2 million, for the purchase of property and equipment.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2021, we received net proceeds of $165.8 million from the sale of our common stock and received $0.7 million from the exercise of stock options and purchases of stock under the Employee Stock Purchase Plan. We also paid $0.3 million in deferred offering costs.

During the six months ended June 30, 2020, financing activities provided $228.3 million from the sale of our common stock and convertible preferred stock. During the six months ended June 30, 2020, we received $46,000 from the exercise of stock options.

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

Critical Accounting Policies and Estimates

During the six months ended June 30, 2021, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Prospectus.

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

Recent Accounting Pronouncements

See Note 3 to our unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, management, with the participation of our Principal Executive and Financial Officer and Principal Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive and Financial Officer and the Principal Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive and Financial Officer and Principal Accounting Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those immediately following this summary. Some of these risks are:

●	We are a clinical stage genetic medicines company with a history of operating losses, and we may not achieve or sustain profitability. We anticipate that we will continue to incur losses for the foreseeable future. Our limited operating history may make it difficult for you to evaluate our success to date and to assess our future viability.

●	The novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our preclinical development activities and planned clinical trials.
●	We will need to raise additional funding before we can expect to become profitable from any potential future sales of our products.

●	We are early in our development efforts. Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them.

●	Preclinical and clinical development involve a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates.

●	Gene therapy is a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.

●	Our product candidates may cause undesirable and unforeseen side effects, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences.

●	The disorders we seek to treat have low prevalence and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue if approved.

●	We currently rely exclusively on our collaboration with Penn for our preclinical research and development, including for discovering, preclinically developing and conducting all IND-enabling studies for our lead product candidates and our near-term future pipeline.

●	Gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in our development or commercialization programs or otherwise harm our business.

●	We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies or technologies that are more advanced or effective than ours.

●	We currently rely and expect to continue to rely on third-party manufacturers to produce clinical supply of our product candidates.

●	If we are unable to obtain and maintain patent protection or other necessary rights for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or our rights under licensed patents is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

Risks Related to Our Financial Position and Need for Additional Capital

We are a clinical stage genetic medcines company with a history of operating losses, and we may not achieve or sustain profitability. We anticipate that we will continue to incur losses for the foreseeable future. Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

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

We have incurred net losses since our inception in 2017. We incurred net losses of $48.4 million and $87.3 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, we had an accumulated deficit of $258.2 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our operations have consumed significant amounts of cash since inception. As of June 30, 2021, our cash, cash equivalents and marketable securities were $407.8 million. We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least 24 months as of the date of this filing. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

As we diligently work to activate sites for our clinical programs, we are experiencing some impacts to our site initiation activities related to COVID-19, such as, meeting delays with various investigational review bodies or ethics committees that have prioritized COVID-19 -related clinical trials and staffing levels at site hospitals. Our expected timelines for our clinical trials may be delayed by these impacts.

The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, manufacturing, preclinical development activities, preclinical studies and planned clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Such developments include the ultimate geographic spread of COVID-19, new variants, the duration of the outbreak, the speed and breadth of mass vaccinations for COVID-19 and the efficacy of such vaccines, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time of such testing may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. Delays associated with programs for which we are conducting preclinical testing and studies may cause us to incur additional operating expenses. We may experience unexpected or adverse results in our ongoing or future clinical trials. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Our initial clinical trials are beginning with relatively small cohorts before expanding in size in subsequent cohorts. If safety issues arise in an early cohort, we may be delayed or prevented from subsequently expanding into larger trial cohorts. Earlier gene therapy clinical trials conducted by others also utilized adeno-associated viral, or AAV, vectors. However, these studies should not be relied upon as evidence that our planned clinical trials will succeed. Trial designs and results from previous trials are not necessarily predictive of our future clinical trial designs or results, and initial positive results we may observe may not be confirmed upon full analysis of the complete trial data. In addition, the positive results we have observed for our product candidates in preclinical animal models may not be predictive of our future clinical trials in humans. Our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development even if they successfully advance through initial clinical trials.

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

Our business model is centered on developing therapies for patients with CNS disorders by establishing focused selection criteria to select, develop and advance product candidates that we believe will have a high probability of technical and regulatory success through development into commercialization. We may not be able to continue to identify and develop new product candidates in addition to the pipeline of product candidates that we have established through our collaboration with Penn’s GTP. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development. For example, they may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our approach, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

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

Our collaboration with Penn is critical to our business. We initially entered into an amended and restated Research, Collaboration & License Agreement in May 2020, or, as subsequently amended, the Penn Agreement, with Penn to discover and develop certain AAV vector based therapeutics, and the products developed under such collaboration currently represent all of our product pipeline and research programs. We currently rely exclusively on Penn for all of our preclinical research and development capabilities, and in particular GTP under the direction of Dr. Wilson. Pursuant to the Penn Agreement, Penn is responsible for discovery, preclinical development activities, including all IND-enabling non-clinical studies and research grade manufacturing, and other collaborative activities set forth in the plan for the funded research. Either party has the right in certain circumstances to terminate the collaboration pursuant to the terms of the Penn Agreement. If Penn delays or fails to perform its obligations under the Penn Agreement, disagrees with our interpretation of the terms of the collaboration or our discovery plan or terminates our existing agreement, our pipeline of product candidates would be significantly adversely affected and our prospects will be materially harmed.

The term of the research funding portion of the Penn Agreement, under which we have the ability to acquire exclusive rights to additional gene therapy products for CNS indications, expires in August 2026. In addition, the discovery program, under which we have rights to new technologies for our product candidates is currently also set to expire in August 2026. If we seek to extend our collaboration, we will need to negotiate a new or amended agreement, which may not be available to us on equally favorable terms, if at all. Penn has also entered into collaborations with third parties, including certain of our competitors, addressing targets and disease indications outside the scope of our collaboration. As a result, Penn may have competing interests with respect to their priorities and resources. We may have disagreements with Penn with respect to the interpretation of the Penn Agreement, use of resources or otherwise that could cause our relationship with Penn to deteriorate. As a result, Penn may reduce their focus on, and resources allocated to, our programs, potentially delaying or terminating our ability to advance product candidates through preclinical studies. Additionally, if Dr. Wilson were to leave Penn or to otherwise no longer be meaningfully involved with us, our preclinical research and development capabilities may be substantially reduced.

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

The biotechnology and pharmaceutical industries, including the genetic medicines field, are characterized by rapidly changing technologies, competition and a strong emphasis on intellectual property. We are aware of several companies focused on developing gene therapies in various indications as well as several companies addressing methods for modifying genes and regulating gene expression. We may also face competition from large and specialty pharmaceutical and biotechnology companies, academic research institutions, government agencies and public and private research institutions

For the treatment of GM1, there are no approved disease-modifying therapies. We consider our most direct competitors with respect to PBGM01 for the treatment of GM1 to be Sio Gene Therapies, Inc., which is conducting its clinical trial for an IV gene therapy treatment for early and late infantile/juvenile GM1 with data from 5 patients reported in May 2021, and Lysogene, S.A., which dosed its first patient in a Phase 1/2 clinical trial for a gene therapy treatment administered via intracisternal adminstration for early and late infantile GM1 in June 2021.

For the treatment of FTD, there are no approved disease-modifying therapies. We consider our most direct competitors with respect to PBFT02 for the treatment of FTD-GRN to be Alector, Inc./GlaxoSmithKline, which are conducting a Phase 2 and a Phase 3 clinical trial with a humanized anti-human sortilin monoclonal antibody for FTD-GRN, and Prevail Therapuetics Inc. (now part of Eli Lilly & Co), which has initiated a Phase 1/2 clinical trial for a gene therapy treatment for FTD-GRN. Applied Genetic Technologies Corporation and Shape Therapeutics are conducting preclinical research using gene therapy approaches to treat FTD-GRN patients. Denali Therapeutics has a preclinical recombinant progranulin protein under evaluation in addition to their oral EIF2a modulator in a Phase 1 clinical trial. We are also aware of other therapeutic approaches in preclinical development that may target FTD-GRN patients.

With respect to PBKR03 for the treatment of Krabbe Disease, we consider our most direct competitor to be Forge Biologics, which is recruiting for their clinical trial evaluating a Krabbe gene therapy candidate that combines bone marrow transplant and gene therapy. There is some evidence that hematopoetic stem cell transplant is beneficial for pre-symptomatic infants with Krabbe disease, and it has become standard of care in many sites in the United States. We are also aware of other therapeutic approaches in preclinical development and an ongoing natural history study being conducted by the Children’s Hospital of Pittsburgh and certain academic studies for Krabbe disease.

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical, and other resources than we do, such as larger research and development, clinical, commercial and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any product candidates that we may develop. Competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market, if ever. Additionally, new or advanced technologies developed by our competitors may render our current or future product candidates uneconomical or obsolete, and we may not be successful in commercializing our product candidates against competitors.

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our current product candidates and future products, as well as our core technologies, including our manufacturing know-how. We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to the development of our business by seeking, maintaining and defending our intellectual property, whether developed internally or licensed from third parties. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of gene therapy. Additionally, for some of our product candidates, we intend to rely on regulatory protection afforded through rare drug designations, data exclusivity and market exclusivity as well as patent term extensions, where available.

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

Although we have obtained Orphan Drug Designation for our lead product candidates, and even if we obtain Orphan Drug Designation for additional product candidates in specific indications, we may not be the first to obtain marketing approval of these product candidates for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. If a competitor with a product that is determined by the FDA to be the same as one of our product candidates obtains marketing approval before us for the same indication we are pursuing and obtains orphan drug exclusivity, our product candidate may not be approved until the period of exclusivity ends unless we are able to demonstrate that our product candidate is clinically superior. Even after obtaining approval, we may be limited in our ability to market our product. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different principal molecular structural features can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same principal molecular structural features for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek Orphan Drug Designation for some of our product candidates, we may never receive such designations. Similarly, the European Commission may also designate a product as an orphan drug under certain circumstances, and we have received Orphan designation for PBGM01 and PBKR03 from the European Commission.

Rare Pediatric Disease designation by the FDA for any of our product candidates does not guarantee that the BLA for the product will qualify for a priority review voucher upon approval, and it does not lead to a faster development or regulatory review process, or increase the likelihood that our product candidates will receive marketing approval.

Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying BLA for the treatment of a rare pediatric disease, the sponsor of such an application would be eligible for a rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent BLA or NDA. If a product candidate is designated before September 30, 2024, it is eligible to receive a voucher if it is approved before September 30, 2026. While we have obtained Rare Pediatric Disease Designation for PBGM01 for the treatment of GM1 gangliosidosis and PBKR03 for the treatment of Krabbe disease, it is uncertain whether either product candidate will be approved by September 30, 2026. If approval is not obtained by then, we would not be in a position to obtain a priority review voucher, unless Congress further reauthorizes the program beyond the current sunset date in September 2024. Additionally, designation of a drug for a rare pediatric disease does not guarantee that a BLA will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease Designation does not lead to faster development or regulatory review of the product or increase the likelihood that it will receive marketing approval. Any product candidate for which we obtain marketing approval will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any of them are approved.

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

Litigation challenging the constitutionality of the ACA may affect the BPCIA. For example, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act, or the TCJA. On December 18, 2019 the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and oral arguments were held on November 10, 2020. On June 17, 2021, the Supreme Court ruled that the petitioners in the case did not have standing to challenge the individual mandate and remanded the case for dismissal. However, since the Supreme Court did not issue any ruling as to the ultimate constitutionality of the individual mandate, there may be other efforts to challenge, repeal, or replace the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business and exclusivity under the BPCIA. It is uncertain the extent to which any such changes may impact our business or financial condition.

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

We will face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and will face an even greater risk if we commercialize any of our product candidates. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates that we may develop;
●	injury to our reputation and significant negative media attention;
●	initiation of investigations by regulators;
●	withdrawal of clinical trial participants;
●	significant time and costs to defend the related litigation;
●	diversion of management and scientific resources from our business operations;
●	substantial monetary awards to trial participants or patients;
●	loss of revenue; and
●	the inability to commercialize any product candidates that we may develop.

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

As of June 30, 2021, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned shares representing a substantial portion of our capital stock.

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

General Risk Factors

We may be subject to securities litigation, which could result in substantial costs and could divert management attention.

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

Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach is costly. In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which became effective on January 1, 2020 and has been dubbed the first “GDPR-like” law in the United States. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. And California voters recently approved the California Privacy Rights Act, or CPRA. The CPRA significantly modifies the CCPA and will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. While the CPRA will not take effect until January 2023, it will establish a California privacy regulator before that date. The CCPA and CPRA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states are beginning to pass similar laws. For example, an amendment to Nevada’s privacy laws, which went into effect October 1, 2019, requires us to offer to consumers the right to opt-out of the sale of their personal information.

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

31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension				X
Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

add

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

PASSAGE BIO, INC.

Date: August 5, 2021	By:	/s/ Bruce Goldsmith
Dr. Bruce Goldsmith, Ph.D.
Chief Executive Officer, Principal Financial Officer and President