Form 10-Q
period 2021-09-30
Passage BIO, Inc.
filed 2021-11-04
CIK 1787297

Y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, the registrant had 54,106,911 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Passage Bio, Inc.

Balance Sheets

(Unaudited)

(in thousands, except share data)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$162,890	$135,002
Marketable securities	191,511	169,815
Prepaid expenses and other current assets	3,132	1,405
Prepaid research and development	8,935	10,961
Total current assets	366,468	317,183
Property and equipment, net	17,767	2,795
Other assets	6,706	8,029
Total assets	$390,941	$328,007
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,978	$5,265
Accrued expenses and other current liabilities	13,272	15,910
Total current liabilities	22,250	21,175
Deferred rent	6,464	2,077
Other liabilities	—	41
Total liabilities	28,714	23,293

Commitments and Contingencies (note 7)

Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized; 54,106,911 shares issued and 54,016,499 shares outstanding at September 30, 2021 and 45,917,084 shares issued and 45,614,807 shares outstanding at December 31, 2020	5	4
Additional paid‑in capital	667,316	475,617
Accumulated other comprehensive income (loss)	33	(12)
Accumulated deficit	(305,127)	(170,895)
Total stockholders’ equity	362,227	304,714
Total liabilities and stockholders’ equity	$390,941	$328,007

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Operating expenses:
Research and development	$26,623	$20,837	$84,705	$53,856
Acquired in‑process research and development	5,500	—	7,000	—
General and administrative	14,978	7,793	42,864	19,990
Loss from operations	(47,101)	(28,630)	(134,569)	(73,846)
Interest income, net	186	99	337	558
Net loss	$(46,915)	$(28,531)	$(134,232)	$(73,288)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.87)	$(0.63)	$(2.53)	$(2.02)
Weighted average common shares outstanding, basic and diluted	53,995,560	45,503,794	53,080,645	36,273,495
Comprehensive loss:
Net loss	$(46,915)	$(28,531)	$(134,232)	$(73,288)
Unrealized gain (loss) on marketable securities	14	(40)	45	(40)
Comprehensive loss	$(46,901)	$(28,571)	$(134,187)	$(73,328)

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Stockholders’ Equity

(Unaudited)

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at July 1, 2021	53,956,380	$5	$660,457	$19	$(258,212)	$402,269
Vesting of early exercise option awards	19,373	—	—	—	—	—
Exercise of stock options and vesting of restricted stock units	40,746	—	44	—	—	44
Unrealized gain (loss) on marketable securities	—	—	—	14	—	14
Share‑based compensation expense	—	—	6,815	—	—	6,815
Net loss	—	—	—	—	(46,915)	(46,915)
Balance at September 30, 2021	54,016,499	$5	$667,316	$33	$(305,127)	$362,227

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2021	45,614,807	$4	$475,617	$(12)	$(170,895)	$304,714
Vesting of early exercise option awards	211,865	—	45	—	—	45
Exercise of stock options and vesting of restricted stock units	101,479	—	229	—	—	229
Issuance of shares in connection with employee stock purchase plan	38,348	—	505	—	—	505
Sale of common stock, net of issuance costs of $669	8,050,000	1	165,804	—	—	165,805
Unrealized gain (loss) on marketable securities	—	—	—	45	—	45
Share‑based compensation expense	—	—	25,116	—	—	25,116
Net loss	—	—	—	—	(134,232)	(134,232)
Balance at September 30, 2021	54,016,499	$5	$667,316	$33	$(305,127)	$362,227

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

	Convertible preferred stock						Stockholders’ equity (deficit)
										Accumulated other
	Series A‑1		Series A‑2		Series B		Common stock		Additional	comprehensive	Accumulated
(in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid‑in capital	income (loss)	deficit	Total
Balance at July 1, 2020	—	$—	—	$—	—	$—	45,443,541	$4	$466,812	$—	$(103,420)	$363,396
Vesting of early exercise option awards	—	—	—	—	—	—	48,081	—	1	—	—	1
Exercise of stock options	—	—	—	—	—	—	43,060	—	44	—	—	44
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	—	—	—	(40)	—	(40)
Share‑based compensation expense	—	—	—	—	—	—	—	—	4,033	—	—	4,033
Net loss	—	—	—	—	—	—	—	—	—	—	(28,531)	(28,531)
Balance at September 30, 2020	—	$—	—	$—	—	$—	45,534,682	$4	$470,890	$(40)	$(131,951)	$338,903

	Convertible preferred stock						Stockholders’ equity (deficit)
										Accumulated other
	Series A‑1		Series A‑2		Series B		Common stock		Additional	comprehensive	Accumulated
(in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid‑in capital	income (loss)	deficit	Total
Balance at January 1, 2020	63,023,258	$74,397	22,209,301	$46,311	33,592,907	$109,897	4,293,039	$—	$2,410	$—	$(58,663)	$(56,253)
Vesting of early exercise option awards	—	—	—	—	—	—	551,130	—	34	—	—	34
Exercise of stock options	—	—	—	—	—	—	87,836	—	90	—	—	90
Conversion of convertible preferred stock upon initial public offering	(63,023,258)	(74,397)	(22,209,301)	(46,311)	(33,592,907)	(109,897)	26,803,777	3	230,602	—	—	230,605
Sale of common stock in initial public offering, net of issuance costs of $3,495	—	—	—	—	—	—	13,798,900	1	227,498	—	—	227,499
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	—	—	—	(40)	—	(40)
Share‑based compensation expense	—	—	—	—	—	—	—	—	10,256	—	—	10,256
Net loss	—	—	—	—	—	—	—	—	—	—	(73,288)	(73,288)
Balance at September 30, 2020	—	$—	—	$—	—	$—	45,534,682	$4	$470,890	$(40)	$(131,951)	$338,903

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Cash flows used in operating activities:
Net loss	$(134,232)	$(73,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in‑process research and development	7,000	—
Depreciation and amortization	874	522
Share‑based compensation	25,116	10,256
Amortization of premium and discount on marketable securities, net	2,235	47
Deferred rent	1,618	139
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, and other assets	(66)	1,127
Prepaid research and development	2,026	(5,313)
Accounts payable	2,085	2,804
Accrued expenses and other current liabilities	(2,760)	12,610
Net cash used in operating activities	(96,104)	(51,096)
Cash flows used in investing activities:
Purchases of marketable securities	(169,860)	(135,218)
Sale or maturity of marketable securities	145,974	—
Purchase of technology licenses	(7,500)	—
Purchases of property and equipment	(10,823)	(342)
Net cash used in investing activities	(42,209)	(135,560)
Cash flows provided by financing activities:
Proceeds from issuance of common stock, net of offering costs	165,805	228,262
Payment of offering costs	(338)	—
Proceeds from the exercise of stock options	229	90
Proceeds from the issuance of common stock under employee stock purchase plan	505	—
Net cash provided by financing activities	166,201	228,352
Net increase in cash and cash equivalents	27,888	41,696
Cash and cash equivalents at beginning of period	135,002	158,874
Cash and cash equivalents at end of period	$162,890	$200,570
Supplemental disclosure of non‑cash investing and financing activities:
Unrealized gain (loss) on marketable securities	$45	$(40)
Property and equipment in deferred rent	$2,769	$—
Property and equipment in accounts payable and accrued expenses and other current liabilities	$2,254	$8
Reclassification of deferred offering costs paid in a prior period	$-	$763
Vesting of early exercise option awards	$45	$34

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

1. Nature of Operations

Passage Bio, Inc., or the Company, a Delaware corporation incorporated in July 2017, is a clinical stage genetic medicines company focused on developing transformative therapies for central nervous system, or CNS, disorders. The Company has a strategic research collaboration with the Trustees of the University of Pennsylvania’s, or Penn, Gene Therapy Program, or GTP, that provides the Company with access to one of the premier research institutions in the world for the discovery and preclinical development of genetic medicine product candidates and exclusive rights to certain CNS indications. Under this collaboration, GTP conducts discovery and preclinical activities enabling Investigational New Drug, or IND, applications and the Company conducts all clinical development, regulatory strategy, and commercialization activities under the agreement. The Company also has a collaboration agreement and a development services and clinical supply agreement with Catalent Maryland, Inc., or Catalent, for clinical scale manufacturing requirements.

2. Risks and Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $305.1 million as of September 30, 2021. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.

In January 2021, the Company closed a follow-on public offering in which the Company issued and sold 8,050,000 shares of its common stock at a public offering price of $22.00 per share for net proceeds of $165.8 million after deducting underwriting discounts, commissions and other offering expenses.

The Company’s operations have consisted primarily of organizing the Company, securing financing, developing licensed technology, performing research, and conducting preclinical studies and clinical trials. The Company faces risks associated with early-stage biotechnology companies whose product candidates are in development. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing, establishing manufacturing capacity and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital for the Company to complete its research and development, achieve its research and development objectives, defend its intellectual property rights, and recruit and retain skilled personnel and key members of management. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

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

3. Summary of Significant Accounting Policies

The Company’s complete summary of significant accounting policies can be found in “Note 3. Summary of Significant Accounting Policies” in the audited financial statements included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2020.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Updates, or ASU, promulgated by the Financial Accounting Standards Board, or FASB.

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission, or SEC, which permits reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying balance sheets, statements of operations, convertible preferred stock and stockholders’ equity, and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2020 Annual Report filed on Form 10-K.

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

Cash and cash equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of September 30, 2021 consisted of money market funds. Cash consists of cash deposits at banking institutions.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

Marketable securities

The Company classifies its marketable securities as available-for-sale, which include commercial paper, certificates of deposit, corporate debt securities and United States, or U.S., government and non-U.S. government debt securities with original maturities of greater than three months. These securities are carried at fair market value, with unrealized gains and losses reported in comprehensive loss and accumulated other comprehensive income (loss) within stockholders’ equity. Gains or losses on marketable securities sold are based on the specific identification method.

Offering costs

The Company capitalizes costs directly associated with equity financings until such financings are consummated, at which time such costs are recorded in additional paid-in capital against the gross proceeds of the equity financings. Costs associated with the shelf registration statement on Form S-3, have been capitalized and will be reclassified to additional paid in capital on a pro rata basis when the Company completes offerings under the shelf registration. At the end of the three-year term of the shelf registration, the remaining deferred offering costs, if any, will be charged to operations. As of September 30, 2021, $0.3 million of such deferred costs are included in other assets on the balance sheet.

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

The expected term of the stock options is estimated using the "simplified method," as the Company has limited historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option. For stock price volatility, the Company uses a composite of comparable public company data as a basis for its expected volatility to calculate the fair value of option grants. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected life of the option.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Nine Months Ended September 30,
	2021	2020
Stock options (including shares subject to repurchase)	9,581,659	6,956,525
Unvested restricted stock units	238,333	—
Employee stock purchase plan	49,528	17,411
	9,869,520	6,973,936

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. As the Company has elected to use the extended transition period for complying with new or revised accounting standards as available under the Jobs Act, the standard is effective for the Company beginning January 1, 2022. While the Company continues to evaluate the practical expedients available under ASU No. 2016-02, the Company expects to elect the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. In addition, the Company expects to apply the accounting policy election to not separate lease and non-lease components and the accounting policy election to not apply the recognition requirement under ASU No. 2016-02 to leases with a term of 12 months or less. The Company does not expect a material cumulative adjustment to the statement of operations and comprehensive loss on January 1, 2022. The Company expects a material adjustment to the balance sheet in connection with the recognition of right-of-use assets and lease liabilities on January 1, 2022.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments”, or ASU 2016-13, which replaces the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 was subsequently updated by ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, to clarify that entities should include recoveries when estimating the allowance for credit losses. This guidance is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 and must be adopted using a modified retrospective approach, with certain exceptions. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

4. Cash, cash equivalents and marketable securities

The following table provides details regarding the Company’s portfolio of cash and cash equivalents:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2021:
Cash accounts in banking institutions	$78,474	$-	$-	$78,474
Money market funds	84,416	-	-	84,416
Total	$162,890	$-	$-	$162,890

December 31, 2020:
Cash accounts in banking institutions	$46,660	$-	$-	$46,660
Money market funds	84,409	-	-	84,409
Commercial paper	3,933	-	-	3,933
Total	$135,002	$-	$-	$135,002

The following table provides details regarding the Company’s portfolio of marketable securities:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2021:
Certificates of deposit	$11,421	$3	$-	$11,424
Commercial paper	31,042	12	-	31,054
Corporate debt securities	135,294	64	(42)	135,316
U.S. government securities	-	-	-	-
Non-U.S. government securities	13,721	-	(4)	13,717
Total	$191,478	$79	$(46)	$191,511

December 31, 2020:
Certificates of deposit	$6,115	$-	$-	$6,115
Commercial paper	47,872	7	(2)	47,877
Corporate debt securities	85,593	9	(25)	85,577
U.S. government securities	24,345	1	(2)	24,344
Non-U.S. government securities	5,902	-	-	5,902
Total	$169,827	$17	$(29)	$169,815

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

	Fair value measurement at
	reporting date using
	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
September 30, 2021:
Assets
Cash and cash equivalents:
Money market funds	$84,416	$-	$-
Total cash and cash equivalents	84,416	-	-

Marketable securities:
Certificates of deposit	-	11,424	-
Commercial paper	-	31,054	-
Corporate debt securities	-	135,316	-
U.S. government securities	-	-	-
Non-U.S. government securities	-	13,717	-
Total marketable securities	-	191,511	-

Total financial assets	$84,416	$191,511	$-

December 31, 2020:
Assets
Cash and cash equivalents:
Money market funds	$84,409	$-	$-
Commercial paper	-	3,933	-
Total cash and cash equivalents	84,409	3,933	-

Marketable securities:
Certificates of deposit	-	6,115	-
Commercial paper	-	47,877	-
Corporate debt securities	-	85,577	-
U.S. government securities	-	24,344	-
Non-U.S. government securities	-	5,902	-
Total marketable securities	-	169,815	-

Total financial assets	$84,409	$173,748	$-

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Professional fees	$134	$720
Compensation and related benefits	6,491	5,183
Research and development	6,021	9,466
Property and equipment	626	-
Other	-	541
	$13,272	$15,910

7. Commitments and Contingencies

Amended and Restated Research, Collaboration and License Arrangement with Penn

The Company has a research, collaboration and licensing agreement with Penn, as amended, or the Penn Agreement, for research and development collaborations and exclusive license rights to patents for certain products and technologies. Under the Penn Agreement, in addition to the obligation to fund certain research relating to the preclinical development of selected products, the Company will fund discovery research conducted by Penn through August 3, 2026 and will receive exclusive rights, subject to certain limitations, to technologies resulting from the discovery research for the Company’s products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation improvements. This funding commitment for the discovery research is $5.0 million annually, paid in quarterly increments of $1.3 million through August 3, 2026.

As a result of an Amendment in August 2021, the Penn Agreement includes an exploratory research program focused on discovering targets and novel gene therapy candidates for large CNS diseases, initially focused on Alzheimer’s Disease and Temporal Lobe Epilepsy, and can be expanded to other large CNS diseases upon mutual agreement. The initial term of the exploratory research program is until August 2024, which term can be extended by mutual agreement. During such term, the Company will have an exclusive right of first negotiation to include additional targets to the exploratory research program within the agreed upon large CNS indications. Under the exploratory research program, the Company will have the right to further develop and commercialize any gene therapy product candidates specific for those selected targets within Alzheimer’s Disease and Temporal Lobe Epilepsy (and any future large CNS diseases that are mutually agreed upon) that may arise from the exploratory research programs on substantially the same terms of the current Penn Agreement. The Company made an upfront payment of $5.0 million in connection with the amendment to the Penn Agreement in August 2021; will reimburse Penn for expenses incurred in the exploratory research program; will pay an aggregate of $39.0 million in development milestones for each product candidate for which the Company has exercised its option in large CNS indications, initially Alzheimer’s Disease and Temporal Lobe Epilepsy and such other mutually agreed upon large CNS indications (in lieu of the milestones set forth in the existing Penn Agreement), in addition to the royalties and commercial milestones for products set forth under the existing Penn Agreement; and will pay Penn a tiered transaction fee ranging from 1-2% of the net proceeds upon certain change of control events.

Under the Penn Agreement, the Company has ten remaining options available to commence additional licensed programs for CNS indications and has until August 3, 2026 to exercise these options. If the Company were to exercise any of these options, it would owe Penn a non-refundable upfront fee of $0.5 million per product indication, with another $0.5 million fee owed upon a further developmental milestone.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

Under the Penn Agreement, the Company incurred research and development expenses of $3.1 million and $5.4 million during the three months ended September 30, 2021 and 2020, respectively, and $10.2 million and $23.3 million during the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, the Company paid Penn $0.5 million for a technology license fee that was accrued as of December 31, 2020 and paid an additional $1.5 million related to the achievement of a development milestone, $0.5 million related to an option exercise under the Penn Agreement, and a $5.0 million payment related to the August 2021 amendment, which were recognized as in-process research and development expense.

Catalent Agreements

In June 2019, the Company entered into a collaboration agreement, or the Catalent Collaboration Agreement, with Catalent Maryland, Inc., or Catalent. As part of the Catalent Collaboration Agreement, the Company paid Catalent an upfront fee for the commissioning, qualification, validation and equipping of a clean room suite, or the Clean Room Suite. The Company will pay an annual fee for five years for the use of the Clean Room Suite, which commenced in November 2020 upon its validation.

In April 2020, the Company entered into a development services and clinical supply agreement, or the Manufacturing and Supply Agreement, with Catalent to secure clinical scale manufacturing capacity for batches of active pharmaceutical ingredients for the Company’s gene therapy product candidates. The Manufacturing and Supply Agreement confirms the terms contemplated by the Catalent Collaboration Agreement. The Catalent Collaboration Agreement continues to be in effect pursuant to its terms. Under the terms of the Manufacturing and Supply Agreement, Catalent has agreed to manufacture batches of drug product for the Company’s gene therapy product candidates at the Clean Room Suite provided for in the Catalent Collaboration Agreement. There is a minimum annual purchase commitment owed to Catalent for five years beginning in November 2020, subject to certain inflationary adjustments. The Manufacturing and Supply Agreement provides for a term of five years and may be extended once, at the Company’s option, for an additional five year-period.

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

Operating Leases

The Company leased office space in Philadelphia, Pennsylvania under a noncancelable lease, as amended. The lease was classified as an operating lease and the Company recognized rent expense on a straight-line basis over the lease term. The lease was terminated in February 2021.

In April 2020, the Company entered into a new lease agreement, or New Lease Agreement, for larger office space in Philadelphia to accommodate the Company’s continued growth and serve as the new corporate headquarters. The New Lease Agreement commenced in February 2021 and is expected to expire in January 2031. The Company has an option to extend the term of the New Lease Agreement by up to two five-year terms. The landlord provided the Company with a tenant improvement allowance of $2.8 million in connection with the New Lease Agreement, for which the related expenditures were paid directly by the landlord. The expenditures were recorded as leasehold improvements with a corresponding amount recorded as a lease liability incentive within deferred rent in the balance sheet.

In December 2020, the Company entered into a lease agreement for laboratory space, or Laboratory Lease Agreement, in Hopewell, New Jersey. The laboratory will initially focus on state-of-the-art analytical capabilities, clinical assay

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

development and validation, biomarker assay validation and clinical product testing to support both viral vector manufacturing and clinical development. The Laboratory Lease Agreement commenced in March 2021 and is expected to expire in 2036. The Company has an option to extend the term of the Laboratory Lease Agreement by up to two five-year terms. The landlord provided the Company with a tenant improvement allowance of $1.3 million in connection with the Laboratory Lease Agreement, for which the related expenditures were paid by the Company and will be reimbursed by the landlord. As of September 30, 2021, the $1.3 million of leasehold improvements related to the tenant improvement allowance was recorded as a lease liability incentive within deferred rent and the related receivable from landlord was recorded within prepaid expenses and other current assets.

The future minimum lease payments under the Company’s lease arrangements as of September 30, 2021 are as follows:

(in thousands)
2021	$373
2022	2,884
2023	3,453
2024	3,550
2025	3,651
Thereafter	37,288
$51,199

The Company recognized rent expense of $0.8 million and $0.2 million during the three months ended September 30, 2021 and 2020, respectively, and $2.5 million and $0.3 million during the nine months ended September 30, 2021 and 2020, respectively, related to its operating leases.

Employment Agreements

The Company has entered into employment agreements with key personnel providing for compensation and severance in certain circumstances, as described in the respective employment agreements.

Patent Infringement Claim

On February 18, 2020, the Company received a letter from REGENXBIO Inc., or Regenx, which stated its view that the use of the Company’s AAVhu68 capsid infringes patent claims to which Regenx has an exclusive license and which expire in 2024. Regenx also stated that it has exclusive licenses to various pending patent applications regarding the use of AAV vectors administered via instar-cisterna magna injection, and that these applications may lead to issued claims that Regenx believes may, if issued, cover the Company’s planned method of administration for the Company’s lead product candidates. The Company believes it has valid defenses to the issued claims set forth by Regenx relating to AAVhu68. Further, the prosecution of pending patent applications is highly uncertain, and it is unclear whether any patents will be issued from these pending Regenx patent applications at all, much less with claims that are relevant to the administration of the Company’s product candidates. Regenx also requested information regarding the Company’s relationship with Dr. Wilson while he was serving as an advisor to Regenx. Regenx's letter also offers to discuss licensing the applicable patent portfolios from them. In April 2020, the Company responded to Regenx indicating that it does not believe it requires a license to any of the specified Regenx patents or patent applications at this time, and that it found that Dr. Wilson’s relationship with the Company was consistent with his obligations to Regenx. The Company will continue to monitor the situation and, if necessary, take appropriate actions, which may include responding to further correspondence from Regenx, and engaging in discussions with Regenx regarding their claims. If any such patents were enforceable and such claims were ultimately successful, the Company might require a license to continue to use and sell any product candidates using such AAV vector. The Company instituted a Post-Grant Review petition against a patent that covers certain AAV technology issued to the University of Pennsylvania and exclusively licensed to Regenx, and that petition was declined.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

8. Share-Based Compensation

Equity Incentive Plan

The Company has three equity incentive plans: the 2018 Equity Incentive Plan, as amended, or the 2018 Plan, the 2020 Equity Incentive Plan, or the Incentive Plan, and the 2021 Equity Inducement Plan, or the Inducement Plan. New awards can only be granted under the Incentive Plan and the Inducement Plan.

The total number of shares authorized under the Incentive Plan as of September 30, 2021 was 7,658,677. Of this amount, 3,570,735 shares were available for future grants as of September 30, 2021. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Incentive Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021 and continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. As a result, on January 1, 2021, the number of shares reserved for issuance under the Incentive Plan increased by 2,295,854 shares. The Incentive Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options under the Incentive Plan vest based on the terms in each award agreement, generally over four-year periods, and have a term of ten years.

The Inducement Plan was approved by the Company’s board of directors in July 2021. The total number of shares authorized under the Inducement Plan was 1,000,000. Of this amount, 142,900 shares were available for future grants as of September 30, 2021. The Inducement Plan provides for the granting of nonqualified stock options and restricted stock awards to employees hired by the Company, as determined by the Company’s board of directors. The Company’s stock options under the Inducement Plan vest based on the terms in each award agreement and have a term of ten years. The Company’s restricted stock units vest based on the terms in each award agreement and have a term based on each award agreement.

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded share-based compensation expense in the following expense categories in its accompanying statements of operations for the period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Research and development	$2,306	$1,477	$13,155	$3,833
General and administrative	4,509	2,556	11,961	6,423
	$6,815	$4,033	$25,116	$10,256

During the three months ended September 30, 2021, the Company modified certain awards and recognized $0.2 million of expense related to the modification in general and administrative expense.

During the nine months ended September 30, 2021, the Company modified certain awards and recognized $6.1 million of expense related to the modifications in research and development expense and $0.2 million of expense related to the modification in general and administrative expense.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following table summarizes stock option activity for the nine months ended September 30, 2021:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2021	6,928,111	$12.36	9.0
Granted	3,503,339	17.62
Exercised	(74,812)	3.06
Forfeited	(865,391)	14.65
Outstanding at September 30, 2021	9,491,247	$14.17	8.7
Exercisable at September 30, 2021	3,206,275	$11.62	8.2
Vested or expected to vest at September 30, 2021	9,491,247	$14.17	8.7

The weighted-average grant date fair value of options granted was $13.64 and $11.27 for nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the total unrecognized compensation expense related to unvested stock option awards was $68.3 million, which the Company expects to recognize over a weighted-average period of 2.9 years.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Nine Months Ended September 30,
	2021		2020
Expected volatility	98.9%		95.5%
Risk‑free interest rate	0.9%		1.2%
Expected term	6.0	years	6.1	years
Expected dividend yield	—		—

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

The following table summarizes activity relating to early exercises of stock options during the nine months ended September 30, 2021:

Number of shares
Unvested balance at January 1, 2021	302,277
Vested	(211,865)
Unvested balance at September 30, 2021	90,412

Restricted Stock Units

The Company issues restricted stock units, or RSUs, to employees that vest over periods as determined by the board of directors. Any unvested shares are forfeited upon termination of services. The fair value of the RSUs is equal to the fair market value price of the Company’s common stock on the date of grant. Compensation expense is recognized straight-line over the vesting period of the RSUs.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following table summarizes activity related to RSU awards during the nine months ended September 30, 2021:

		Weighted average
	Number of shares	grant date fair value
Unvested balance at January 1, 2021	—	$—
Granted	275,000	$17.92
Vested	(26,667)	18.85
Forfeited	(10,000)	$21.85
Unvested balance at September 30, 2021	238,333	$—

As of September 30, 2021, the total unrecognized expense related to all RSUs was $3.6 million, which the Company expects to recognize over a weighted-average period of 3.0 years.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan, or the ESPP, became effective on February 28, 2020. The ESPP authorizes the issuance of up to 893,170 shares of the Company’s common stock. Of this amount, 834,713 were available for future grants as of September 30, 2021. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years, in an amount equal to one percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. As a result, on January 1, 2021, the number of shares reserved for issuance under the ESPP increased by 459,170 shares, resulting in a total of 893,170 shares authorized for issuance.

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

In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock at 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $0.1 million and $0.3 million during the three and nine months ended September 30, 2021, respectively, related to the ESPP.

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

PBGM01 for the Treatment of GM1

We are currently developing PBGM01, which utilizes a proprietary, next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional GLB1 gene encoding β-gal for infantile GM1. Infantile GM1 is the most common and severe form of GM1 gangliosidosis, or GM1, in which patients have mutations in the GLB1 gene that produce little or no residual β-gal enzyme activity. β-gal is an enzyme that catalyzes the first step in the natural degradation of GM1 ganglioside. Reduced β-gal activity results in the accumulation of toxic levels of GM1 ganglioside in neurons throughout the brain, causing rapidly progressive neurodegeneration, with a life expectancy of two to four years. Currently, there are no disease-modifying therapies approved for the treatment of GM1. Early onset infantile GM1 is characterized by onset in the first 6 months of life, while late onset infantile GM1 is characterized by onset between 6 and 24 months. We believe PBGM01 may provide patients with significantly improved outcomes. In NHP studies, we have observed meaningful transduction of both the CNS and peripheral organs critical for GM1 patients. We are conducting clinical trials using an intra cisterna magna, or ICM, method of administration, which involves an injection at the craniocervical junction.

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

We have manufactured the PBGM01 clinical supply and have established a clinical supply chain to support the global clinical trial, including in the United States, the United Kingdom, and Canada.

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

In January 2021, we received FDA clearance of our IND for PBFT02, which allows us to proceed with our upliFT-D Trial, an international multi-center, open-label, single-arm Phase 1/2 clinical trial of PBFT02 in patients with a diagnosis of early symptomatic FTD-GRN. In April 2021, we received a CTA for our upliFT-D Trial for PBFT02 from Health Canada. We expect to initiate our upliFT-D Trial in the fourth quarter of 2021, and expect to report initial safety and 30-day biomarker data from the initial cohort in the first half of 2022.

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

In February 2021, we received FDA clearance of our IND for PBKR03, which allows us to proceed with our GALax-C Trial, an international multi-center, open-label, single-arm Phase 1/2 clinical trial of PBKR03 in patients with a diagnosis of early infantile Krabbe disease. In April 2021, we received CTA approvals from both UK MHRA and Health Canada for our GALax-C Trial. We expect to initiate our GALax-C Trial in the fourth quarter of 2021, and expect to report initial safety and 30-day biomarker data from the initial cohort in the first half of 2022.

The FDA has granted ODD, RPDD, and Fast Track Designation to PKBR03, and in April 2021, the European Commission granted Orphan designation for PBKR03.

We have manufactured PBKR03 clinical supply to support trial initiation in the United States and the United Kingdom.

Research Programs

We also have four rare, monogenic CNS programs in the research stage under our license agreement with Penn: PBML04 for MLD, PBAL05 for ALS, PBCM06 for CMT2A and an undisclosed program to treat an adult CNS indication. PBML04 is targeting patients with MLD who have mutations in the ARSA gene, PBAL05 is targeting patients with ALS who have a gain-of-function mutation in the C9orf72 gene, PBCM06 is targeting patients with CMT2A who have a mutation in the MFN2 gene and an undisclosed program to treat an adult CNS indication. In addition, pursuant to the recent Amendment (as defined below), we also have established exploratory research programs with Penn in Alzheimer’s Disease and Temporal Lobe Epilepsy. Beyond this portfolio, through our research collaboration with GTP, we also have the option to license programs for ten additional new indications in CNS along with rights and licenses to new gene therapy technologies developed by Penn, such as novel capsids, toxicity reduction, delivery and formulation technologies.

Business Overview

We were incorporated in July 2017 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to acquiring and developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. Historically, we have funded our operations through the sale of convertible preferred stock and public offerings of common stock. Our net loss was $46.9 and $134.2 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, we had an accumulated deficit of $305.1 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of September 30, 2021, we had cash, cash equivalents and marketable securities of $354.4 million. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months from the date of this filing.

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

As we diligently work to activate sites for our clinical programs, we are experiencing some impacts to our site initiation activities related to COVID-19, such as, meeting delays with various investigational review bodies or ethics committees that have prioritized COVID-19 -related clinical trials and staffing levels at site hospitals. For example, the clinical initiation of our upliFT-D clinical study for PBFT02 and the GALax-C clinical study for PBKR03 were substantially impacted by COVID-19-related issues. Our expected timelines for clinical trials could be further delayed by these impacts.

Financial Operations Overview

License Agreement

University of Pennsylvania

We have a research, collaboration and licensing agreement, as amended most recently in August 2021 (as described below), or the Penn Agreement, with Penn, for research and development collaborations and exclusive license rights to patents for certain products and technologies. Under the Penn Agreement, in addition to the obligation to fund certain research relating to the preclinical development of selected products and the new exploratory research program in non-rare and/or non-monogenic (or large) CNS indications, initially Alzheimer’s Disease and Temporal Lobe Epilepsy and such other mutually agreed upon large CNS indications, we fund discovery research conducted by Penn through August 2026, and will receive exclusive rights, subject to certain limitations, to technologies resulting from the discovery program for products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation improvements. Our funding commitment is $5.0 million annually, paid in quarterly increments of $1.3 million through June 30, 2026. Under the Penn Agreement, we have ten remaining options available to us to commence additional licensed programs for CNS indications until May 2026. If we were to exercise any of these remaining options, we would owe Penn a non-refundable upfront fee of $0.5 million per product indication, with another $0.5 million fee owed upon a further developmental milestone.

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

We and Penn entered into an amendment, or the Amendment, to the Penn Agreement, on August 3, 2021. Under the Amendment, we and Penn expanded the scope of the collaboration to include certain non-rare and/or non-monogenic, or large, CNS indications, initially Alzheimer’s Disease and Temporal Lobe Epilepsy and such other mutually agreed upon large CNS indications; included an exploratory research collaboration to identify targets and early product candidates in such large CNS indications; and extended the term to August 3, 2026 by which product candidates for CNS indications may be selected for the entire agreement. The exploratory research program is focused on discovering targets and novel gene therapy candidates for large CNS diseases, initially focused on Alzheimer’s Disease and Temporal Lobe Epilepsy, and that can be expanded to other large CNS diseases upon mutual agreement. The initial term of the exploratory research program is 3 years, which term can be extended by mutual agreement. During such term we will have an exclusive right of first negotiation to include additional targets to the exploratory research program in the agreed upon large CNS indications. Under the exploratory research program, we will have the right to further develop and commercialize any gene therapy product candidates specific for those selected targets within Alzheimer’s Disease and Temporal Lobe Epilepsy (and any future large CNS indications that are mutually agreed upon) that arise from the exploratory research programs on substantially the same terms of the current Penn Agreement. The election of any option to any such product candidates will count against our remaining 10 options and will trigger the aggregate $1.0 million option fee. As a result, we now will fund discovery research through August 3, 2026, and will now have until August 3, 2026 to exercise our remaining 10 options. We made an upfront payment of $5.0 million; will reimburse Penn for expenses incurred in the exploratory research program; and will pay Penn a tiered transaction fee ranging from 1-2% of the net proceeds upon certain change of control events.

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

Research and Development and Acquired In-Process Research and Development

Research and development expenses consist primarily of costs incurred in connection with the discovery and development of our product candidates. These expenses include:

●	expenses incurred to conduct the necessary preclinical studies and clinical trials required to obtain regulatory approval, including payments to Penn for preclinical development;
●	expenses incurred in obtaining technology licenses related to technology that has not reached technological feasibility and has no alternative future use;
●	personnel expenses, including salaries, benefits and share-based compensation expense for employees engaged in research and development functions;
●	expenses related to funding research performed by third parties, including pursuant to agreements with CROs, as well as investigative sites and consultants that conduct our preclinical studies and clinical trials;
●	expenses incurred under agreements with contract manufacturing organizations, or CMOs, including manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical study and clinical trial materials;
●	expenses and fees paid to consultants who assist with research and development activities;
●	expenses related to regulatory activities, including filing fees paid to regulatory agencies; and
●	allocated expenses for facilities costs, including rent, utilities, depreciation and maintenance.

We track outsourced development expenses and other external research and development expenses to specific product candidates on a program-by-program basis, such as expenses incurred under our collaboration with Penn, fees paid to CROs, CMOs and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation, early research and other expenses which are deployed across multiple projects under development.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development expenses than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we increase personnel expenses, including share-based compensation, conduct our clinical trials, including later-stage clinical trials, for current and future product candidates and prepare regulatory filings for our product candidates.

Expenses incurred in obtaining technology licenses are charged to research and development expense as acquired in-process research and development if the technology licensed has not reached technological feasibility and has no alternative future use.

General and Administrative Expenses

General and administrative expense consists primarily of personnel expenses, including salaries, benefits and share-based compensation expense, for employees and consultants in executive, finance, accounting, legal, commercial, quality and human resource functions. General and administrative expense also includes corporate facility expenses, including rent, utilities, depreciation and maintenance, not otherwise included in research and development expense, as well as legal expenses related to intellectual property and corporate matters, expenses related to information technology, and expenses for accounting and consulting services.

We expect that our general and administrative expense will increase in the future to support our continued research and development activities, potential commercialization efforts and increased expenses of operating as a public company. These increases will likely include increased expenses related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate continued expenses associated with being a public company, including expenses related to services associated with maintaining compliance with the requirements of The Nasdaq Stock Market, LLC and the SEC, insurance and investor relations expenses. If any of our current or future product candidates obtains U.S. regulatory approval, we expect that we would incur significantly increased expenses associated with building a commercial sales and marketing team.

Interest Income, net

Interest income, net consists of interest earned on our cash equivalents and marketable securities, offset by amortization of premium and discount on our marketable securities.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table sets forth our results of operations for the three months ended September 30, 2021 and 2020.

	Three months ended
	September 30,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$26,623	$20,837	$5,786
Acquired in‑process research and development	5,500	—	5,500
General and administrative	14,978	7,793	7,185
Loss from operations	(47,101)	(28,630)	(18,471)
Interest income, net	186	99	87
Net loss	$(46,915)	$(28,531)	$(18,384)

Research and Development Expenses

Research and development expenses increased by $5.8 million to $26.6 million for the three months ended September 30, 2021 from $20.8 million for the three months ended September 30, 2020. The increase was primarily due to an increase of $1.1 million in clinical manufacturing expenses, a $3.1 million increase in clinical development and professional services expense, a $2.7 million increase in personnel-related expense due to an increase in employee headcount, and a $1.2 million increase in facility and other expenses. These increases were partially offset by a $2.3 million decrease in research and development expenses associated with the Penn Agreement, which relates to expenses incurred in the three months ended September 30, 2020 for preclinical work performed in preparation for IND filings for our lead programs. Expenses associated with the Penn Agreement will continue to vary from quarter to quarter based on the status of our preclinical pipeline and the timing of preclinical work performed.

We track outsourced development, outsourced personnel expenses and other external research and development costs of specific programs. We do not track our internal research and development expenses on a program-by-program basis. Research and development expenses are summarized by program in the table below:

	Three months ended
	September 30,
(in thousands)	2021	2020
GM1	$3,955	$2,840
FTD‑GRN	4,661	6,151
Krabbe	4,628	5,086
MLD	2,718	959
ALS	98	215
CMT2A	234	240
Undisclosed program	32	—
Internal costs, including personnel related and discovery	10,297	5,346
	$26,623	$20,837

Acquired In-Process Research and Development Expenses

We incurred $0.5 million in license fees and $5.0 million in fees related to the August 2021 amendment with Penn during the three months ended September 30, 2021.

General and Administrative Expenses

General and administrative expenses increased by $7.2 million to $15.0 million for the three months ended September 30, 2021 from $7.8 million for the three months ended September 30, 2020. The increase was primarily due to a $5.3 million increase in personnel-related and share-based compensation expense due to an increase in employee headcount. Our professional fees and other expenses also increased by $1.8 million, as we expanded our operations to support our research and development efforts and incurred more expenses associated with operating as a public company.

Interest Income, net

Interest income, net was $0.2 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, which is primarily attributable to interest income earned on cash, cash equivalents and marketable securities.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table sets forth our results of operations for the nine months ended September 30, 2021 and 2020.

	Nine months ended
	September 30,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$84,705	$53,856	$30,849
Acquired in‑process research and development	7,000	—	7,000
General and administrative	42,864	19,990	22,874
Loss from operations	(134,569)	(73,846)	(60,723)
Interest income	337	558	(221)
Net loss	$(134,232)	$(73,288)	$(60,944)

Research and Development Expenses

Research and development expenses increased by $30.8 million to $84.7 million for the nine months ended September 30, 2021 from $53.9 million for the nine months ended September 30, 2020. The increase was primarily due to an increase of $20.0 million in clinical manufacturing expenses, a $5.2 million increase in clinical development and professional services expense and an $1.6 million increase in facility and other expenses. We also had a $17.0 million increase in personnel-related expenses, including share-based compensation expenses of $6.1 million associated with the modification of stock options. Absent these modification expenses, personnel expenses would have increased by $10.9 million primarily due to an increase in employee headcount in the research and development function. These increases were partially offset by a $13.0 million decrease in research and development expenses associated with the Penn Agreement, which relates to expenses incurred in the nine months ended September 30, 2020 for preclinical work performed in preparation for IND filings for our lead programs. Expenses associated with the Penn Agreement will continue to vary from period to period based on the status of our preclinical pipeline and the timing of preclinical work performed.

We track outsourced development, outsourced personnel expenses and other external research and development expenses of specific programs. We do not track our internal research and development expenses on a program-by-program basis. Research and development expenses are summarized by program in the table below:

	Nine months ended
	September 30,
(in thousands)	2021	2020
GM1	$12,727	$10,349
FTD‑GRN	11,518	14,714
Krabbe	13,567	11,240
MLD	6,895	2,186
ALS	408	756
CMT2A	824	578
Undisclosed program	1,050	—
Internal costs, including personnel related and discovery	37,716	14,033
	$84,705	$53,856

Acquired In-Process Research and Development Expenses

We incurred $0.5 million in license fees, $1.5 million in fees related to the achievement of a development milestone, and $5.0 million in fees related to the August 2021 amendment with Penn during the nine months ended September 30, 2021.

General and Administrative Expenses

General and administrative expenses increased by $22.9 million to $42.9 million for the nine months ended September 30, 2021 from $20.0 million for the nine months ended September 30, 2020. The increase was primarily due to a $15.7 million increase in personnel-related and share-based compensation expense due to an increase in employee headcount. Our professional fees and other expenses also increased by $7.2 million, as we expanded our operations to support our research and development efforts and incurred more expenses associated with operating as a public company.

Interest Income, net

Interest income, net was $0.3 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively, which is primarily attributable to interest income earned on cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Overview

In January 2021, we received $165.8 million in net proceeds from the sale of our common stock. As of September 30, 2021, we had $354.4 million in cash, cash equivalents and marketable securities and had an accumulated deficit of $305.1 million. We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least 24 months as of the date of this filing.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	the scope, timing, progress and results of discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
●	the expenses of manufacturing our product candidates for clinical trials and in preparation for marketing approval and commercialization;
●	the extent to which we enter into collaborations or other arrangements with additional third parties in order to further develop our product candidates;
●	the expenses of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the expenses and fees associated with the discovery, acquisition or in-license of additional product candidates or technologies;
●	our ability to establish additional collaborations on favorable terms, if at all;
●	the expenses required to scale up our clinical, regulatory and manufacturing capabilities;
●	the expenses of future commercialization activities, if any, including establishing sales, marketing, manufacturing and distribution capabilities, for any of our product candidates for which we receive marketing approval; and
●	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine months ended
	September 30,
(in thousands)	2021	2020
Cash used in operating activities	$(96,104)	$(51,096)
Cash used in investing activities	(42,209)	(135,560)
Cash provided by financing activities	166,201	228,352
Net increase in cash and cash equivalents	$27,888	$41,696

Net Cash Used in Operating Activities

During the nine months ended September 30, 2021, we used $96.1 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $134.2 million, which was partially offset by net increase in our operating net liabilities by $1.3 million and non-cash charges of $29.8 million related to share-based compensation, depreciation, amortization of premium and discount, net, and changes in deferred rent. The primary use of cash was to fund our operations related to the development of our product candidates.

During the nine months ended September 30, 2020, we used $51.1 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $73.3 million. The primary use of cash was to fund our operations related to the development of our product candidates. Cash used in operating activities was partially offset by noncash charges of $11.0 million related to share-based compensation, depreciation, and changes in deferred rent as well as a $11.2 million net increase in our operating assets and liabilities.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2021, we purchased $169.9 million in marketable securities, had sales and maturities of $146.0 million in marketable securities, had purchases of property and equipment of $10.8 million, and paid $7.5 million for technology licenses.

During the nine months ended September 30, 2020, we purchased $135.2 million in marketable securities and had purchases of property and equipment of $0.3 million.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2021, we received net proceeds of $165.8 million from the sale of our common stock and received $0.7 million from the exercise of stock options and purchases of stock under the Employee Stock Purchase Plan. We also paid $0.3 million in deferred offering expenses in connection with the sale of common stock.

During the nine months ended September 30, 2020, financing activities provided $228.3 million from the sale of our common stock and convertible preferred stock. We also received $0.1 million from the exercise of stock options.

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

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Prospectus.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive and Financial Officer and Principal Accounting Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those immediately following this summary. Some of these risks are:

●	We are a clinical stage genetic medicines company with a history of operating losses, and we may not achieve or sustain profitability. We anticipate that we will continue to incur losses for the foreseeable future. Our limited operating history may make it difficult for you to evaluate our success to date and to assess our future viability;

●	The novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our preclinical development activities and planned clinical trials;
●	We will need to raise additional funding before we can expect to become profitable from any potential future sales of our products;

●	We are early in our development efforts. Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them;

●	Preclinical and clinical development involve a lengthy and expensive process with an uncertain outcome. We may incur additional expenses or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates;

●	Gene therapy is a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval;

●	Our product candidates may cause undesirable and unforeseen side effects, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences;

●	The disorders we seek to treat have low incidence and prevalence and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue if approved;

●	We currently rely exclusively on our collaboration with Penn for our preclinical research and development, including for discovering, preclinically developing and conducting all IND-enabling studies for our lead product candidates and our near-term future pipeline;

●	Gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in our development or commercialization programs or otherwise harm our business;

●	We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies or technologies that are more advanced or effective than ours;

●	We currently rely and expect to continue to rely on third-party manufacturers to produce clinical supply of our product candidates; and

●	If we are unable to obtain and maintain patent protection or other necessary rights for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or our rights under licensed patents is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

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

We have incurred net losses since our inception in 2017. We incurred net losses of $46.9 million and $134.2 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, we had an accumulated deficit of $305.1 million. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We will require substantial future capital in order to complete planned and future preclinical and clinical development for our portfolio of product candidates and potentially commercialize these product candidates, if approved. We expect our spending levels to significantly increase in connection with our preclinical studies and planned clinical trials of our lead product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

Our operations have consumed significant amounts of cash since inception. As of September 30, 2021, our cash, cash equivalents and marketable securities were $354.4 million. We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least 24 months as of the date of this filing. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	the scope, timing, progress and results of discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
●	the expenses of manufacturing our product candidates for clinical trials and in preparation for marketing approval and commercialization;
●	the extent to which we enter into collaborations or other arrangements with additional third parties in order to further develop our product candidates;
●	the expenses of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the expenses and fees associated with the discovery, acquisition or in-license of additional product candidates or technologies;
●	our ability to establish collaborations on favorable terms, if at all;
●	the expenses required to scale up our clinical, regulatory and manufacturing capabilities;
●	the expenses of future commercialization activities, if any, including establishing sales, marketing, manufacturing and distribution capabilities, for any of our product candidates for which we receive marketing approval; and
●	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. As a result of the COVID-19 outbreak, or similar pandemics, we may experience disruptions that could severely impact our business, manufacturing, preclinical development activities, preclinical studies and planned clinical trials, including:

●	delays or difficulties in clinical site initiation for our clinical candidates, including difficulties in obtaining IRB approvals, recruiting clinical site investigators and clinical site staff;
●	delays or difficulties in enrolling patients in clinical trials;
●	interruption or delays in the operations of the U.S. Food and Drug Administration, or the FDA, and comparable foreign regulatory agencies, which may impact timelines for regulatory submission and review, trial initiation and regulatory approval;
●	interruption of planned key clinical trial activities, such as clinical trial site data monitoring and patient recruitment, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and planned clinical study endpoints;
●	delays or disruptions in preclinical development activities, particularly at Penn, including non-clinical experiments and investigational new drug application-enabling good laboratory practice standard toxicology studies due to unforeseen constraints with employee resources, vendor capacity, or supply chain;
●	interruption or delays in our CROs and collaborators meeting expected deadlines or complying with regulatory requirements related to preclinical development activities, preclinical studies and planned clinical trials; interruptions of, or delays in receiving, supplies of our product candidates from our CMOs, particularly at Catalent, due to staffing shortages, productions slowdowns or stoppages and disruptions in delivery systems;
●	increased rates of patients withdrawing from any planned clinical trials following enrollment as a result of contracting COVID-19 or being forced to quarantine; diversion of healthcare resources away from the conduct of our preclinical development activities, preclinical studies and planned clinical trials, including the diversion of hospitals serving as any potential clinical trial sites and hospital staff supporting the conduct of our planned clinical trials;
●	limitations on employee or collaborator resources that would otherwise be focused on the conduct of our preclinical development activities, preclinical studies and planned clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions; and
●	reduced ability to engage with the medical and investor communities due to the cancellation of conferences scheduled throughout the year.

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

As we diligently work to activate sites for our clinical programs, we are experiencing some impacts to our site initiation activities related to COVID-19, such as, meeting delays with various investigational review bodies or ethics committees that have prioritized COVID-19 -related clinical trials and staffing levels at site hospitals. For example, the clinical initiation of our upliFT-D clinical study for PBFT02 and the GALax-C clinical study for PBKR03 were substantially impacted by COVID-19-related issues. Our expected timelines for our clinical trials may be delayed further by these impacts.

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

Preclinical and clinical development involve a lengthy and expensive process with an uncertain outcome. We may incur additional expenses or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates.

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

We or our collaborators may experience delays in initiating or completing clinical trials. We or our collaborators also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our lead product candidates or any future product candidates, including:

●	regulators, such as the FDA, may place our clinical trials on clinical hold; for example, the FDA placed our trial of PGM101 for the treatment of GM1 on clinical hold from July 2020 to December 2020;
●	institutional review boards, or IRBs, the FDA or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trial sites deviating from trial protocol or dropping out of a trial;
●	novel therapies, such as gene therapies with less well-characterized safety profiles, may require slower or more staggered early clinical trial enrollment to adequately assess safety data;
●	clinical trials of any product candidates may fail to show safety or efficacy, produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
●	the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	we may elect to, or regulators, IRBs, or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our trials are being exposed to unacceptable health risks;
●	the related expenses of clinical trials of any of our product candidates may be greater than we anticipate;

●	the quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be inadequate to initiate or complete a given clinical trial;
●	our inability to manufacture sufficient quantities of our product candidates for use in clinical trials;
●	reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates;
●	our failure to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidate as well as data emerging from other molecules in the same class as our product candidate; and
●	the FDA or ex-U.S. regulatory agencies may require us to submit additional data such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial.

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

Our product development expenses will increase if we experience delays in clinical testing or marketing approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations. Any delays in our clinical development programs may harm our business, financial condition and results of operations significantly.

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

Our current product candidates are based on gene therapy technology and our future success depends on the successful development of this novel therapeutic approach. The regulatory requirements that govern any novel gene therapy product candidates we develop are not entirely clear and are subject to change. The clinical study requirements of the FDA and ex-U.S. regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied product candidates. Further, as we are developing novel treatments for diseases in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA or comparable foreign regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. To date, only a limited number of gene therapy products have been approved in the United States and foreign countries, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States or other jurisdictions. Further, approvals by ex-U.S. regulatory agency may not be indicative of what the FDA may require for approval, or vice versa.

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

The design and implementation of clinical trials is a complex process. As an organization, we have limited experience designing and no experience implementing clinical trials, and we may not successfully or cost-effectively design and implement clinical trials that achieve our desired clinical endpoints efficiently, or at all. A clinical trial that is not well designed may delay or even prevent initiation of the trial, can lead to increased difficulty in enrolling patients, may make it more difficult to obtain regulatory approval for the product candidate on the basis of the study results, or, even if a product candidate is approved, could make it more difficult to commercialize the product successfully or obtain reimbursement from third-party payors. Additionally, a trial that is not well-designed could be inefficient or more expensive than it otherwise would have been, or we may incorrectly estimate the related expenses to implement the clinical trial, which could lead to a shortfall in funding.

The disorders we seek to treat have low incidence and prevalence, it may be difficult to identify patients with these disorders, which may lead to delays in enrollment for our trials or slower commercial revenue if approved.

Genetically defined disorders generally, and especially those for which our current product candidates are targeted, have low incidence and prevalence. For example, we estimate the incidence of GM1 in the United States is approximately 1 in 100,000 live births, that the United States incidence of Krabbe disease is approximately 2.6 in 100,000 births and that there are approximately 3,000 to 6,000 people in the United States with FTD-GRN. While certain states currently have mandatory newborn genetic screening for Krabbe disease, there is no mandatory screening for GM1. Without mandatory screening, it may be difficult for us to identify a sufficient number of eligible patients to conduct our clinical trials. These could be significant obstacles to the timely recruitment and enrollment of a sufficient number of eligible patients into our trials. Further, we expect to rely in part on our relationships with the Orphan Disease Center and other patient advocacy groups to assist in identifying eligible patients, and any deterioration of those relationships could impede our ability to successfully enroll patients. Patient enrollment may be affected by other factors including:

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

Prior to commercialization, our product candidates must be approved by the FDA pursuant to a biologics license application, or BLA, in the United States and by similar ex-U.S. regulatory authorities. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. Our company does not have experience in submitting and supporting the applications necessary to gain marketing approvals. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate.

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

Our third-party manufacturers and suppliers may use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety or the environment. The operations of our third-party manufacturers and suppliers also produce hazardous waste products. Federal, state, local and ex-U.S. laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our product development efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

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

For the treatment of GM1, there are no approved disease-modifying therapies. We consider our most direct competitors with respect to PBGM01 for the treatment of GM1 to be Sio Gene Therapies, Inc., which is conducting its clinical trial for an IV gene therapy treatment for early and late infantile/juvenile GM1 with data from seven patients reported in October 2021, and Lysogene, S.A., which as of August 2021, has dosed two patients in its Phase 1/2 clinical trial for a gene therapy treatment administered via intracisternal administration for early and late infantile GM1.

For the treatment of FTD, there are no approved disease-modifying therapies. We consider our most direct competitors with respect to PBFT02 for the treatment of FTD-GRN to be Alector, Inc./GlaxoSmithKline, which is enrolling a Phase 3 clinical trial with a humanized anti-human sortilin monoclonal antibody for FTD-GRN, and Prevail Therapeutics Inc. (now part of Eli Lilly & Co), which has initiated a Phase 1/2 clinical trial for a gene therapy treatment for FTD-GRN. Applied Genetic Technologies Corporation and Shape Therapeutics are conducting preclinical research using gene therapy approaches to treat FTD-GRN patients. Denali Therapeutics has a preclinical recombinant progranulin protein under evaluation in addition to their oral EIF2a modulator in a Phase 1 clinical trial. We are also aware of other therapeutic approaches in preclinical development that may target FTD-GRN patients.

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

Ethical, social and legal concerns about gene therapy could result in additional regulations restricting or prohibiting our products. Even with the requisite approvals from the FDA in the United States and other ex-U.S. regulatory authorities, the commercial success of our product candidates will depend, in part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and our product candidates in particular, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of gene therapy products and, in particular, our product candidates, if approved for commercial sale, will depend on several factors, including:

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

We currently do not have a marketing or sales team for the marketing, sales and distribution of any of our product candidates that may receive regulatory approval. In order to commercialize any product candidates after approval, we must build on a territory-by-territory basis sales, reimbursement, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates receive regulatory approval, we may decide to establish an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time-consuming and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of any of our product candidates that we obtain approval to market.

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

Even if we acquire patent protection that we expect should enable us to maintain competitive advantage, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Third parties, including competitors, may challenge the inventorship, scope, validity, or enforceability thereof, which may result in such patents being narrowed, invalidated or held unenforceable. If issued, our licensed patents may be challenged in patent offices in the United States and international markets, or in court. For example, we may be subject to a third-party submission of prior art to the U.S. Patent and Trademark Office, or USPTO, challenging the validity of one or more claims of our licensed patents, once issued. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our pending licensed patent applications. We may become involved in opposition, reexamination, inter partes review, post-grant review, derivation, interference, or similar proceedings in the United States or abroad challenging the claims of patents that we have licensed, once issued. Furthermore, patents that we have licensed may be challenged in court, once issued. Competitors may claim that they invented the inventions claimed in such patents or patent applications prior to the inventors of our licensed patents, or may have filed patent applications before the inventors of our licensed patents did. A competitor may also claim that we are infringing its patents and that we therefore cannot practice our technology as claimed under our licensed patent applications and patents, if issued. As a result, one or more claims of our licensed patents may be narrowed or invalidated. In litigation, a competitor could claim that our patents, if issued, are not valid for a number of reasons. If a court agrees, we would lose our rights to those challenged patents.

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

On February 18, 2020, we received a letter from Regenxbio Inc., or Regenx, which stated its view that the use of our AAVhu68 capsid infringes patent claims to which Regenx has an exclusive license and which expire in 2024. Regenx also stated that it has exclusive licenses to various pending patent applications regarding the use of AAV vectors administered via ICM, and that these applications may lead to issued claims that Regenx believes may, if issued, cover our planned method of administration for our lead product candidates. We believe we have valid defenses to the issued claims set forth by Regenx relating to AAVhu68. Further, the prosecution of pending patent applications is highly uncertain, and it is unclear whether any patents will issue from these pending Regenx patent applications at all, much less with claims that are relevant to the administration of our product candidates. Regenx also asked for information regarding our relationship with Dr. Wilson while he was serving as an advisor to Regenx. Regenx’s letter also offers to discuss licensing the applicable patent portfolios from them. In April 2020, we responded to Regenx indicating that we do not believe we require a license to any of the specified Regenx patents or patent applications at this time, and that we found that Dr. Wilson’s relationship with us was consistent with his obligations to Regenx. We will continue to monitor the situation and, if necessary, take appropriate actions, which may include responding to further correspondence from Regenx, and engaging in discussions with Regenx regarding their claims. If any such patents were enforceable and such claims were ultimately successful, we might require a license to continue to use and sell any product candidates using such AAV vector. We instituted a Post-Grant Review petition against a patent that covers certain AAV technology issued to the University of Pennsylvania and exclusively licensed to Regenx, and that petition was declined.

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

Changes in patent law in the United States and in ex-U.S. jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

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

Our internal computer systems, or those of our third-party collaborators or other contractors, may fail or suffer security breaches and cyber attacks, which could result in a material disruption of our development programs.

We believe that we take reasonable steps that are designed to protect the security, integrity and confidentiality of the information we collect, use, store, and disclose, but inadvertent or unauthorized data access may occur despite our efforts. For example, our system protections may be ineffective or inadequate, or we could be impacted by software bugs or other technical malfunctions, as well as employee error or malfeasance. Additionally, privacy and data protection laws are evolving, and it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data handling safeguards and practices that could result in fines, lawsuits, and other penalties, and significant changes to our or our third-party partners business practices and products and service offerings. To the extent that the measures we or our third-party business partners have taken prove to be insufficient or inadequate, we may become subject to litigation, breach notification obligations, or regulatory or administrative sanctions, which could result in significant fines, penalties, damages, harm to our reputation or loss of patients. While we have not experienced any material losses as a result of any system failure, accident or security breach to date, we have been the subject of certain phishing attempts in the past. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. Additionally, a party who circumvents our security measures could, among other effects, appropriate patient information or other proprietary data, cause interruptions in our operations, or expose patients to hacks, viruses, and other disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, insurance coverage to compensate for any losses associated with such events may not be adequate to cover all potential losses. The development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated.

To the extent that any disruption, security breach, or cyber attack were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our patient data, we may also have obligations to notify patients and regulators about the incident, and we may need to provide some form of remedy, such as a subscription to credit monitoring services, pay significant fines to one or more regulators, or pay compensation in connection with a class-action settlement (including under the new private right of action under the California Consumer Privacy Act of 2018, or the CCPA, which is expected to increase security breach litigation). Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises patient data. Additionally, the financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we may maintain, and there can be no assurance that the limitations of liability in any of our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above. Any of the foregoing could have an adverse effect on our business, reputation, operating results, and financial condition.

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

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of FDA and ex-U.S. regulators, provide accurate information to the FDA and ex-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

We will face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and will face an even greater risk if we commercialize any of our product candidates. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates that we may develop;
●	injury to our reputation and significant negative media attention;
●	initiation of investigations by regulators;
●	withdrawal of clinical trial participants;
●	significant time and expenses to defend the related litigation;
●	diversion of management and scientific resources from our business operations;
●	substantial monetary awards to trial participants or patients;
●	loss of revenue; and
●	the inability to commercialize any product candidates that we may develop.

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

As of September 30, 2021, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned shares representing a substantial portion of our capital stock.

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

In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these constantly evolving laws can be subject to varying interpretations. Outside of the United States, a new privacy regime, the General Data Protection Regulation or the GDPR, took effect in the European Economic Area, or the EEA, in May 2018. The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of European persons. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities, changes the lawful bases on which personal data can be processed, expands the definition of personal data and requires changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws (sometimes referred to as “third countries”), and imposes strict rules subject to substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith

10.1†˄	Fifth Amendment to Amended and Restated Research, License & Collaboration Agreement, dated August 3, 2021, by and between the Registrant and the Trustees of the University of Pennsylvania				X

10.2	Employment Agreement, dated August 23, 2021, by and between the Registrant and Simona King.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension				X
Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

add

†	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulations S-K.
˄

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

PASSAGE BIO, INC.

Date: November 4, 2021	By:	/s/ Bruce Goldsmith
Dr. Bruce Goldsmith, Ph.D.
Chief Executive Officer and President

Date: November 4, 2021	By:	/s/ Simona King
Simona King
Chief Financial Officer