Form 10-K
period 2021-12-31
Passage BIO, Inc.
filed 2022-03-03
CIK 1787297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 001-39231

PASSAGE BIO, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-2729751
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Commerce Square
2005 Market Street, 39th Floor
Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

(267) 866-0311

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	PASG	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes   ☐     No   ☒

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

The aggregate market value of the common equity held by non-affiliates of the Registrant on June 30, 2021 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price of $13.24 of the Registrant’s common stock as reported on The Nasdaq Global Market, was approximately $483.3 million.

The number of shares of the registrant’s common stock outstanding as of March 1, 2022, was 54,292,691.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2022 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the end of the Registrant’s 2021 fiscal year and is incorporated by reference into Part III of this Report.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those immediately following this summary. Some of these risks are:

●	We are a clinical stage genetic medicines company with a history of operating losses, and we may not achieve or sustain profitability. We anticipate that we will continue to incur losses for the foreseeable future. Our limited operating history may make it difficult for you to evaluate our success to date and to assess our future viability;
●	The novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, has adversely impacted our business, including our preclinical development activities, clinical studies, and planned timing of clinical trials;
●	We will need to raise additional funding before we can expect to become profitable from any potential future sales of our products;
●	We are early in our development efforts. Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them;
●	The disorders we seek to treat have low incidence and prevalence and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue if approved;
●	Preclinical and clinical development involve a lengthy and expensive process with an uncertain outcome. We may incur additional expenses or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates;
●	Gene therapy is a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval;
●	Our product candidates may cause undesirable and unforeseen side effects, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences;
●	We currently rely exclusively on our collaboration with Penn for our preclinical research and development, including for discovering, preclinically developing and conducting all IND-enabling studies for our clinical product candidates and our near-term future pipeline;
●	Gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in our development or commercialization programs or otherwise harm our business;
●	We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies or technologies that are more advanced or effective than ours;
●	We currently rely and expect to continue to rely on third-party manufacturers to produce clinical supply of our product candidates; and

●	If we are unable to obtain and maintain patent protection or other necessary rights for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or our rights under licensed patents is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

PART I

Item 1.     Business

Overview

We are a clinical stage genetic medicines company focused on developing transformative therapies for central nervous system, or CNS, disorders with limited or no approved treatment options. Our vision is to finally fulfill the promise of gene therapy by developing groundbreaking therapies that transform the lives of patients with CNS diseases. The field of genetic medicine is rapidly expanding and we believe we have a differentiated approach to developing treatments for CNS disorders that enables us to select and advance product candidates with a higher probability of technical and regulatory success. We have entered into a strategic research collaboration with the Trustees of the University of Pennsylvania’s, or Penn’s, Gene Therapy Program, or GTP, headed by Dr. James Wilson, a leader in the genetic medicines field. We also leverage our close working relationship with Penn’s Orphan Disease Center, or ODC, to develop historical and prospective comparable natural history patient profiles for comparison to participants in interventional trials. Through this collaboration we have assembled a deep portfolio of genetic medicine product candidates, for which we retain global rights, including our three clinical product candidates: PBGM01 for the treatment of GM1 gangliosidosis, or GM1, PBFT02 for the treatment of frontotemporal dementia, or FTD, and PBKR03 for the treatment of Krabbe disease. We have six programs in the research stage: PBML04 for metachromatic leukodystrophy, or MLD, PBAL05 for amyotrophic lateral sclerosis, or ALS, PBCM06 for Charcot-Marie-Tooth Type 2A, or CMT2A, and unnamed programs for Canavan disease, Parkinson’s disease and Huntington’s disease. We also have exploratory research programs for Alzheimer’s disease, or AD, and Temporal Lobe Epilepsy, or TLE.

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

We are focused on developing and commercializing disease-modifying therapies that can have a transformative impact on patients’ lives. Utilizing our rigorous selection process, we have assembled a deep portfolio of product candidates for rare, monogenic CNS disorders. Our first product candidate, PBGM01, utilizes a next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional GLB1 gene encoding lysosomal beta-galactosidase, or β-gal, for GM1. Our second product candidate, PBFT02, utilizes an AAV1 capsid to deliver to the brain a functional GRN gene encoding progranulin, or PGRN, for FTD caused by progranulin deficiency, or FTD-GRN. Our third product candidate, PBKR03, utilizes a next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional gene encoding the hydrolytic enzyme galactosylceramidase, or GALC, for Krabbe disease. There are currently no approved disease-modifying therapies for these diseases. We believe our clinical product candidates have the potential to provide patients with significantly improved outcomes, given our chosen route of intra cisterna magna, or ICM, administration, the potential for enhanced benefits due to cross-correction of neighboring cells by secreted gene products, and our rigorous capsid and transgene selection process.

Our research collaboration with GTP provides us with access to one of the premier research institutions in the world for the discovery and preclinical development of genetic medicine product candidates and exclusive rights to product candidates for certain CNS disorders. As part of this collaboration, we have exclusive rights to all discovery work and IND-enabling research for product candidates in up to seventeen CNS indications that we select. In addition to our three clinical product candidates, we have six ongoing research programs and eight remaining options available to us to license additional programs from GTP until May 2026. We also have exploratory research programs with GTP in non-rare, non-monogenic, or large, CNS indications, initially focused on AD and TLE, which can be expanded to other large, CNS diseases upon mutual agreement with GTP. Further, we have exclusive rights, subject to certain limitations, to technologies resulting from the discovery program for our products developed with GTP, such as novel capsids, toxicity reduction technologies, delivery, and formulation. We have global commercial rights to all of our current and future product candidates and believe that our approach to developing therapies for life-threatening diseases that are currently underserved presents an opportunity to efficiently advance our product candidates through clinical development, regulatory approval and ultimately to commercialization.

We are led by pioneers and experts with decades of collective experience in genetic medicines and rare disease drug development, manufacturing and commercialization. Dr. Wilson, one of our scientific founders, is recognized as a world leader in research and development in the fields of genetic medicines and rare disease. Dr. Wilson’s continuing relationship with our company and involvement in both academic research and clinical drug development allows us to gain early insight into emerging technologies that informs our business strategy. We have assembled a team whose members have extensive experience in successfully developing, manufacturing and commercializing genetic medicine and rare disease products.

Our pipeline

We have assembled a deep portfolio of genetic medicine product candidates for rare, monogenic CNS disorders characterized by high unmet medical needs. We intend to further expand our portfolio with genetic medicine product candidates for rare, monogenic and large CNS disorders, as well as other treatment approaches as technology advances in the field. Our development programs consist of:

PBGM01 for the treatment of GM1

We are currently developing PBGM01, which utilizes a proprietary, next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional GLB1 gene encoding β-gal for infantile GM1. Infantile GM1 is the most common and severe form of GM1, in which patients have mutations in the GLB1 gene that produce little or no residual β-gal enzyme activity. β-gal is an enzyme that catalyzes the first step in the natural degradation of GM1 ganglioside. Reduced β-gal activity results in the accumulation of toxic levels of GM1 ganglioside in neurons throughout the brain, causing rapidly progressive neurodegeneration, with a life expectancy of two to ten years. Currently, there are no disease-modifying therapies approved for the treatment of GM1. Early onset infantile GM1 is characterized by onset in the first 6 months of life, while late onset infantile GM1 is characterized by onset between 6 and 24 months. We believe PBGM01 could provide patients with significantly improved outcomes. In preclinical studies we observed meaningful transgene expression in both the CNS and in peripheral organs affected in GM1. We are conducting clinical trials using an ICM method of administration, which involves an injection at the craniocervical junction.

We have an active IND, or Investigational New Drug application, from the U.S. Food and Drug Administration, or FDA, and approved clinical trial authorizations, or CTAs, in multiple countries for PBGM01, and we are actively proceeding with our Imagine-1 Trial, an international, multi-center, open-label, single-arm Phase 1/2 clinical trial of PBGM01 in patients with a diagnosis of early and late infantile GM1.

In March 2021, we dosed the first patient in our Imagine-1 Trial. In the fourth quarter of 2021, we reported initial safety and 30-day biomarker data from the initial cohort of two early onset GM1 patients treated with the low dose of PBGM01. We also reported interim safety data for the initial cohort that showed PBGM01 was well tolerated with no series adverse events and no evidence of dorsal root ganglion toxicity. In February 2022, we reported meaningful developmental improvement in assessments, utilizing the Bayley III and Vineland II scales, performed by trained healthcare providers and caregivers, respectively, for both patients in the initial cohort. Additionally, in February 2022, we reported that we dosed our first patients in Cohort 2, for late onset infantile with high dose PBGM01, and Cohort 3, for early onset infantile GM1 with low dose PBGM01, with initial biomarker and safety data expected to be reported in the second half of 2022.

The FDA has granted Orphan Drug Designation, or ODD, Rare Pediatric Disease Designation, or RPDD, and Fast Track Designation, to PBGM01 for the treatment of GM1. The European Commission has granted Orphan designation for PBGM01.

PBFT02 for the treatment of FTD-GRN

We are currently developing PBFT02, which utilizes an AAV1 capsid to deliver a functional copy of the granulin gene, or GRN, encoding for human progranulin, or PGRN, for the treatment of frontotemporal dementia caused by progranulin deficiency, or FTD-GRN. FTD-GRN is an inheritable form of FTD in which patients have mutations in the GRN gene, causing a deficiency in PGRN. PGRN is a complex and highly conserved protein thought to have multiple roles in cell homeostasis, neurodevelopment, and inflammation. Emerging evidence suggests that PGRN deficiency in FTD and other neurodegenerative disorders may contribute to lysosomal dysfunction. Currently, there are no disease-modifying therapies approved for the treatment of FTD-GRN. Based on findings in preclinical studies, we believe that PBFT02 may provide FTD-GRN patients with significantly improved outcomes. We selected the AAV1 capsid and ICM administration for PBFT02 because this approach led to extensive and robust expression of human PGRN throughout the brain and spinal cord of NHPs, and due to the higher PGRN levels in CSF using AAV1 as compared with other serotypes tested. ICM administration of AAV1 to NHPs resulted in CSF levels of human PGRN in excess of 50-fold higher than those in healthy human subjects’ CSF, and in excess of 5-fold higher than levels achieved in NHPs with AAVhu68 or AAV5.

We have an active IND from the FDA and approved CTAs in multiple countries for PBFT02, which allows us to proceed with our upliFT-D Trial, an international, multi-center, open-label, single-arm Phase 1/2 clinical trial of PBFT02 in patients with a diagnosis of early symptomatic FTD-GRN.

We expect to dose the first patient in our initial cohort of our upliFT-D Trial in early 2022.

The FDA has granted ODD and Fast Track Designation to PBFT02 for the treatment of FTD-GRN and the European Commission granted Orphan designation for PBFT02.

PBKR03 for the treatment of Krabbe disease

We are currently developing PBKR03, which utilizes a proprietary, next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional GALC gene encoding the hydrolytic enzyme galactosylceramidase for Krabbe disease. Krabbe disease is an autosomal recessive lysosomal storage disease caused by mutations in the GALC gene, which provides instructions for making an enzyme called galactosylceramidase, which breaks down certain fats, including galactosylceramide and psychosine. This results in the accumulation of galactolipids such as psychosine, resulting in widespread death of myelin-producing cells in the CNS and in the peripheral nervous system, or PNS. Without myelin, nerves in the brain and other parts of the body cannot transmit signals properly, leading to the signs and symptoms of Krabbe disease. We believe PBKR03 may provide patients with significantly improved outcomes. In preclinical models, we have observed meaningful transduction of both the CNS and other critical peripheral organs for Krabbe disease patients using our ICM method of administration in combination with our next-generation AAVhu68 capsid.

We have an active IND from the FDA and approved CTAs in multiple countries for PBKR03, which allows us to proceed with our GALax-C Trial, an international, multi-center, open-label, single-arm Phase 1/2 clinical trial of PBKR03 in patients with a diagnosis of early infantile Krabbe disease.

We expect to dose the first patient in our initial cohort of our GALax-C Trial in early 2022.

The FDA has granted ODD, RPDD, and Fast Track Designation to PKBR03, and the European Commission granted Orphan designation for PBKR03.

Research Programs

We have six programs in preclinical research stages under our license agreement with Penn: PBML04 for MLD, PBAL05 for ALS, PBCM06 for CMT2A and unnamed programs for Canavan disease, Parkinson’s disease and Huntington’s disease. PBML04 is in preclinical development for MLD, which is caused by mutations in the ARSA gene. PBAL05 is targeting patients with ALS who have a gain-of-function mutation in the C9orf72 gene. PBCM06 is in development for CMT2A, which is caused by a mutation in the MFN2 gene. Our unnamed programs comprise of: a program to treat patients with an inherited form of Parkinson’s disease with PRKN mutations; a program for the treatment of Canavan’s disease, which is caused by mutations in the aspartyoacylase, or ASPA, gene; and a program for the treatment of Huntington’s disease, a repeat expansion disorder. Beyond this portfolio, through our research collaboration with GTP, we also have the option to license programs for eight additional new indications in CNS diseases along with rights and licenses to new gene therapy technologies developed by Penn, such as novel capsids, toxicity reduction technologies and delivery and formulation.

We also have exploratory research programs with GTP for large indications, initially focused on AD and TLE, which can be expanded to other large CNS diseases upon mutual agreement with GTP.

Our Strategy

We are a genetic medicines company focused on developing transformative therapies for CNS disorders with limited or no approved treatment options. Our vision is to fulfill the promise of gene therapy by developing groundbreaking therapies that transform the lives of patients with CNS diseases.

To achieve our vision, we have assembled a world-class team whose members have decades of collective experience in genetic medicines and rare disease drug development and commercialization. We leverage this experience, along with the decades of experience of Dr. Wilson, as well as the transformative potential of genetic medicine technology to develop treatments that improve outcomes for patients with serious, life-threatening CNS diseases. Patients are considered every step of the way, in every decision we make.

Key elements of our strategy include:

•	Focus on underserved indications for which we can have a transformative impact on patients’ lives. We believe that genetic medicine has the potential to have a transformative impact on CNS disorders, and on patients’ lives, by providing them with a treatment for life-threatening diseases with limited or no approved disease-modifying treatments.
•	Rapidly advance our clinical product candidates through clinical development and commercialization. We leverage our collaboration with GTP, as well as our internal capabilities, to select optimal product candidates for each indication based on extensive preclinical data, including animal data and disease-specific animal models and biomarkers, thus enhancing the probability of clinical success of our product candidates. Our goal is to select candidates that have the potential to address high unmet clinical needs and have transformative therapeutic effects for patients. If our clinical trials are successful, we plan to meet with regulatory authorities to discuss expedited regulatory approval strategies.
•	Advance and expand our pipeline by identifying and developing additional product candidates into the clinic. We believe our differentiated drug development approach as well as our internal and partnered research capabilities may allow us to address a broad range of CNS disorders, thus expanding our pipeline. Through our collaboration with GTP, we are continuing to develop additional genetic medicine product candidates targeting life-threatening CNS disorders. Beyond our three clinical product candidates, we have six additional products advancing through the research stage. We also have the option to license eight additional CNS indications from GTP until May 2026.
•	Extend existing and establish new relationships with patients and patient advocacy groups. Patients are at the core of what we do. We have been engaging with them and with their advocacy groups since our inception, and have acquired an intimate understanding of how we can positively impact their lives. These relationships deeply inform us as we develop and ultimately seek to commercialize our product candidates. Our relationship with Penn’s ODC, which is currently performing a natural history study for GM1 that we are funding, represents an example of our strategy, and has been helping us to engage effectively with patients. We have a collaboration with Invitae to facilitate genetic testing and support early identification of GM1 and Krabbe disease through Invitae’s Detect Lysosomal Storage Disorders, as well as provide clinical trial information to physicians and patients, and have partnered with InformedDNA to offer free genetic counseling and testing for adults who have been diagnosed with FTD.
•	Continue to develop proprietary manufacturing capabilities. We believe the quality, reliability and scalability of our genetic medicine manufacturing techniques and know-how will be a critical advantage to our long-term success. We currently have access to a state-of-the-art purpose-fit manufacturing suite through Catalent Maryland, a unit of Catalent Biologics, Inc., or Catalent. We expect this facility will be capable of producing supplies of our product candidates sufficient to conduct our clinical trials and potentially for initial commercial launch of our clinical product candidates, if approved. Catalent will also provide packaging, labeling and distribution services, including its FastChain® demand led supply offering, which we believe is well suited to studies of advanced therapy medicinal products. We have invested in our own laboratory, which is initially focused on state-of-the-art analytical capabilities, assay development and validation, and clinical product testing to support both viral vector manufacturing and clinical development. We also expect to open a pilot plant manufacturing suite to provide scale-up capabilities in support of our product pipeline and future development plans by the end of 2022. We will continue to invest in developing our manufacturing capabilities and plan to establish our own manufacturing facility for long-term commercial supplies.
•	Selectively enter into new discovery relationships with premier research institutions and expand our existing collaboration. We will continue to foster our well-established relationship with Penn, and potentially enter into new collaborations to build our pipeline. We will look to nurture our genetic medicine technology capabilities by keeping abreast of advances in next-generation capsid development, promoter selection, transgene design, gene silencing and gene editing, which will help us to engineer optimal product profiles to address life-threating CNS disorders characterized by high unmet medical needs.

Genetic Medicine Background

Each person’s genetic material, or genome, consists of deoxyribonucleic acid, or DNA, in sequences of genetic code called genes. The DNA in the human genome contains approximately three billion nucleotide base pairs, and small changes, or mutations, routinely occur in the base pairs. A mutation in a single gene can alter the amount or activity of the protein expressed by the gene, causing deformities and disease. Currently, there are estimated to be over 10,000 diseases caused by a genetic abnormality in a single gene. These are also known as monogenic diseases. Based on research commissioned by us, we believe there are at least 790 rare monogenic CNS diseases, with few currently approved disease modifying treatments for any rare monogenic CNS diseases. In addition, gene therapy can also be applied to correct biological pathways that are not necessarily inherited or associated with a defective gene. This approach aims to reduce the expression of pathological proteins or increase the production of corrective biological targets. This is the basis for the programs that target non-hereditary conditions such as sporadic AD and TLE.

The development of molecular therapeutics to modulate human gene expression and correct disease-causing genetic defects had its advent several decades ago, and with advances in science and a deeper understanding of human genetics it has expanded to include a broader range of genetic medicines with the potential to modulate gene expression through additional molecular mechanisms.

These transformative genetic medicines include gene therapy (delivery of an external gene to replace a defective gene), gene silencing (delivery of a DNA or ribonucleic acid, or RNA, based therapeutic that modulates the transcription or translation of an injurious gene product), gene editing (delivery of a DNA or RNA-based therapeutic that corrects the expression of targeted genes) and combinations of these therapeutic modalities. We believe that this expanded molecular biological tool-box will provide new therapeutics with the potential to deliver highly potent and safe interventions across a diverse set of CNS diseases, offering several advantages, including:

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

Genetic medicines can be designed to mitigate challenges faced by other approaches in the development of therapeutics for the CNS. CNS disorders are among the most devastating in their impact on patients and their families. These disorders are generally life-threatening to patients. There is a significant need for genetic medicines that can target these disorders. Our initial programs focus on rare, monogenic CNS disorders because they offer a compelling opportunity for the effective application of genetic medicines. In the year ended December 31, 2021, we exercised options under the Penn Agreement to include Canavan disease and Huntington's disease to our portfolio, and also amended the Penn Agreement to broaden the scope under the Penn Agreement to include large CNS disorders, and entered into exploratory research programs to identify gene targets and develop therapeutic AAVs for large CNS disorders, initially TLE and AD.

Our Approach

The field of genetic medicine is rapidly expanding and we believe we have developed a differentiated approach to developing treatments for CNS disorders that allows us to select and advance product candidates with a higher probability of technical and regulatory success. Our gene therapy product candidates use an AAV, a small, non-pathogenic virus that is genetically engineered to function as a delivery vehicle, or vector. In our current clinical programs, the AAV is administered to a patient to introduce a healthy copy of a mutated gene, or the transgene, to the cells in a process referred to as transduction. Our current approaches use AAVs to deliver either a (i) replacement non-mutant transgene, or (ii) a combination of a microRNA, known as miRNA, and replacement of a non-mutant transgene. The components of an AAV gene therapy vector include the therapeutic gene that makes up the DNA payload, or the transgene, the outer viral shell that encloses the DNA payload, or the capsid, and any promotors added to the vector to boost expression of the transgene. The AAV is often described by the serotype, or strain, of the vector. The core tenets of our approach include a rigorous process for selecting product candidates, mitigation of early development risk through relationships with leading researchers and academic institutions, and mitigation of clinical development risk through deep relationships with patient advocacy groups, key opinion leaders and practitioners. Together, these relationships allow us to directly benefit from decades of collective experience, the latest technologies and contemporary perspectives from patients and their experiences.

Rigorous Process for Selecting Product Candidates

In selecting our product candidates, we focus initially on optimizing transduction and expression of transgenes in the indication-specific target tissues. This involves prioritizing the following principles: selection of the route of administration to maximize transgene biodistribution; selection of capsid, transgene and promoter to optimize efficiency of transduction and expression; leveraging biological mechanisms such as cross-correction to maximize availability of transgene product to target cells; and the effective use of biomarkers to assess treatment effects on transduction, transgene expression and on disease pathophysiology.

•	Optimal route of administration: Identifying the optimal route of administration for AAV gene therapy is critical to achieving safe and effective levels of transgene expression in the targeted location in the CNS. The optimal route of administration for CNS treatments should also leverage the immuno-privileged aspects of the CNS to reduce the potential effects of neutralizing antibodies, or NAbs, on AAV capsids, which are often faced by gene therapy product candidates. We will evaluate preclinical studies and other data to decide the preferred route of administration on a program-by-program basis. For our three clinical product candidates, we believe that ICM administration is the optimal route of administration as compared to other potential delivery mechanisms due to its diffuse delivery distribution, potential for improved biodistribution to the brain and spinal cord and transduction, and lower expected toxicity. Administration through ICM can also reduce the potential impact of NAbs as compared with intravenous administration. We believe that by using ICM we can achieve comparable protein expression at lower dosages than would be required by other administration routes.
•	Capsid, transgene and promoter selection: For each of our programs, we conduct rigorous studies to select the capsid, transgene and promoter to use for our product candidate. We identify the optimal AAV gene therapy for each of our indications depending on the target indication, our goal of CNS and/or PNS transduction, and the target brain regions and cell types. Typically, we compare multiple capsids in NHPs to identify the capsid best suited for each program.
•	Cross-correction: Our three clinical product candidates exploit the cross-correction mechanism by which secreted gene product from transduced cells is taken up by non-transduced neurons. We believe this cross-correction mechanism can help overcome the limits of vector biodistribution and CNS transduction inefficiency that are characteristic of other genetic medicine approaches, and ultimately drive clinical benefit.
•	Effective use of biomarkers: Our development program targets must have measurable, predictive biomarkers to inform early and efficient clinical development decisions. These include pharmacodynamic biomarkers to confirm achievement of target levels of transduction and gene expression, and disease activity and progression biomarkers to confirm downstream effects on the underlying disease pathophysiology.

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

Our strategic research collaboration with GTP provides us with access until August 2026 to one of the premier gene therapy research institutes in the world for the discovery and preclinical development of gene therapy product candidates and exclusive rights to certain CNS disorders, including next-generation AAV capsid technology and vector engineering, and state-of-the art preclinical animal studies, including NHP models. GTP currently employs approximately 300 staff with cutting edge expertise and capabilities in gene therapy research and preclinical development.

Our collaboration with GTP allows us to choose programs that have been or will be validated through extensive testing in preclinical disease models, and once selected, to collaborate with GTP on further preclinical optimization of our product candidate, such as vector choice, transgene construct and route of administration. We believe this collaboration improves our probability of technical and regulatory success in developing product candidates that provide transformative clinical benefits.

Once we select a particular CNS indication for further development, GTP, with our close involvement and oversight, embarks on a rational discovery and development program to design product candidates that may provide improved clinical benefit. We usually evaluate transduction efficiency and biodistribution using multiple different capsids in NHPs to select the capsid best suited for the targeted indication. GTP also works to optimize the delivery method used for each product candidate by balancing delivery, efficacy, safety, host immunity and ease of administration. We believe the translational preclinical characterization provided by GTP, including the use of NHP models for vector screening and toxicology, reduces the early-stage development risk of our product candidates.

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

Our Product Candidates

GM1—PBGM01

Overview of GM1

GM1 is a rare and often life-threatening monogenic recessive lysosomal storage disease that results in progressive damage to both the CNS and the peripheral tissues. The infantile form of the disease is characterized by onset in the first two years of life with symptoms including hypotonia (reduced muscle tone), progressive CNS dysfunction leading to deafness, blindness, enlarged liver and spleen, rigidity and progressive skeletal dysplasia that leads to restrictive lung disease and aspiration pneumonia. Early onset infantile GM1, or Type I, is characterized by onset in the first six months of life, while late onset infantile GM1, or Type IIa, is characterized by onset between six and 24 months. The disease rapidly progresses, with a life expectancy of less than two years for early infantile GM1 and five to ten years for late infantile GM1.

GM1 is caused by recessive mutations in the GLB1 gene, which encodes lysosomal acid β-gal, an enzyme that catalyzes the first step in the natural degradation of GM1 ganglioside. Reduced β-gal activity results in the accumulation of toxic levels of GM1 ganglioside in neurons throughout the brain, causing rapidly progressing neurodegeneration. GM1 manifests as a continuum of clinical severity, ranging from infants with earlier onset and more severe and rapidly progressive disease to those with later juvenile or adult onset, slower progression and less severe manifestations.

The United States incidence of GM1 has been estimated to be approximately 1 in 100,000 live births, with infantile GM1 representing approximately 62.5% of such cases. No states include GM1 in mandatory infant screening. We engaged a third-party data-analytics firm to conduct an analysis of a variety of de-identified electronic medical records. Based on this analysis, we estimate the incidence of infantile GM1 to be approximately 1.4 in 100,000 live births. Currently, there are no approved disease-modifying therapies available. Supportive treatment options include the use of feeding tubes or ventilators for infants with GM1.

Program selection

We chose GM1 as one of our initial lead programs because it met our criteria for rare, monogenic CNS disorders in which we believe we can develop product candidates with a higher probability of technical and regulatory success that will substantially impact on the lives of severely underserved patients. Several key factors supported the decision to focus on GM1 for AAV gene therapy, as described below.

•	Cross-correction: Following treatment with PBGM01, we expect that newly synthesized functional β-gal will be secreted by transduced cells and provide a source of secreted proteins that could be taken up by surrounding non-transduced and otherwise enzyme-deficient cells. This cellular cross-correction could therefore lead to enzyme replacement broadly throughout the CNS and peripheral organs.
•	Biomarkers: There are known biomarkers in GM1 that are measurable and available to assist in drug development.
o	Pharmacodynamic biomarkers. In our preclinical studies, biomarkers including β-gal activity and hexosaminidase, or HEX, activity showed treatment-related effects in PBGM01-treated GLB1 knockout mice. CSF collected at the time of necropsy showed β-gal activity exceeding that of disease-free heterozygous control mice. β-gal activity in the brains of PBGM01-treated GLB1 knockout mice was similar to activity in normal control mice. Peripheral organs, including the heart, lungs, liver and spleen, also exhibited elevated β-gal activity in PBGM01-treated mice.
o	Disease progression biomarkers. Recent MRI studies of infants with GM1 have shown longitudinal changes in MRI in infants with GM1 consistent with progressive brain atrophy and ventricular enlargement, suggesting that brain MRI would be a useful biomarker to detect and help verify treatment effects on disease pathophysiology.
•	Preclinical validation: We used the GLB1 knockout mouse disease model showing clinical, biologic and histological manifestations of GM1 in preclinical studies. In these studies, we observed a robust dose-related improvement in both neurological status, enzyme activity, histologic lysosomal storage pathology and survival following treatment with PBGM01.

Product Candidate Development Strategy

We have chosen the earliest and most severe form of GM1 for clinical development for several reasons. Within GM1, infantile GM1 represents the greatest medical need, as early onset GM1 infants often do not survive past two years, and thus are in immediate need of an effective therapy. We expect treatment-related efficacy to be measurable sooner after treatment in this more rapidly progressing form of GM1. Patients with onset forms of GM1 later than infantile, which we define as an onset later than 24 months, are caused by less severe reductions of β-gal enzyme activity, generally demonstrate slower progression and more variable clinical courses, likely requiring larger and longer clinical trials and a broader control group. If our initial clinical trials in infantile GM1 are successful, we intend to explore expansion of the indication with trials in later onset forms of GM1.

Our Product Candidate

We are developing PBGM01 to treat infantile GM1, with a single dose of PBGM01 by ICM administration. PBGM01 utilizes a next-generation AAVhu68 viral vector to deliver modified DNA encoding the β-gal enzyme to a patient’s cells. The goal of this vector and delivery approach is to increase levels of the β-gal enzyme in both the CNS and the peripheral tissues. We selected the AAVhu68 capsid and ICM route of administration due to the superior transduction observed in cells of the CNS and peripheral organs, which are both affected in GM1 disease patients. Based on prior capsid comparison studies, the AAVhu68 vector has the potential to provide corrective β-gal enzyme to both the CNS and peripheral tissues, which we believe gives us the potential to treat both the CNS pathologies and the peripheral manifestations observed in GM1 disease.

We believe gene replacement with PBGM01 and consequent wide brain distribution and uptake of the β-gal enzyme has the potential to greatly reduce the accumulation of GM1 gangliosides, reversing neuronal toxicity, thereby restoring developmental potential and improving the quality of life for treated patients. We will evaluate this clinically by assessing the prevention of further developmental regression and restoration of developmental trajectories, as measured by developmental milestones using accepted clinical scales, observer-reported outcomes and video recordings.

Preclinical studies

The potential for efficacy of PBGM01 is supported by preclinical findings in GLB1 knockout (GLB1-/-) mice. This mouse line develops several characteristics that are reminiscent of the neurological presentation of GM1, including a rapid accumulation of GM1 ganglioside in the brain shortly after birth followed by progressive motor abnormalities and a shortened survival. Intracerebroventricular, or ICV, injection of PBGM01 in GLB1-/- mice resulted in persistent dose-dependent elevations in β-gal activity in the brain, CSF, serum, and in peripheral organs. Increased β-gal activity was associated with phenotypic and histopathological benefits in the GLB1-/- mice including the resolution of pre-existing brain lysosomal storage lesions as assessed by lysosomal associated membrane protein 1, or LAMP-1, immunohistochemistry, improved neurological phenotypes in assays of clinical deficits and animals’ gait, and increased survival. Preclinical findings were published by GTP in 2020.

NHP Toxicology Study

A 120-day good laboratory practice, or GLP, compliant toxicology study conducted in NHPs assessed the safety, tolerability, biodistribution and excretion profile of PBGM01 following ICM administration of vehicle or one of three dose levels of PBGM01. There were no blood or CSF abnormalities related to PBGM01 administration except for asymptomatic, mild, and transient increases in CSF leukocytes in the majority of animals. PBGM01 was well-tolerated at all doses evaluated and no adverse effects were detected on body weight or clinical, neurological, or behavioral signs. Vector distributed to the CSF and high levels of gene transfer were detected in the brain, spinal cord and dorsal root ganglia, or DRG. PBGM01 also reached high levels in peripheral blood and liver. PBGM01vector DNA was detectable in urine and feces five days post-administration and was undetectable within 60 days.

Measurement of transgene expression by β-gal enzyme activity in CSF and serum of NHPs was limited by the nature of the assay, which could not distinguish human β-gal enzyme versus endogenous rhesus enzyme. Rapid loss of transgene product activity after Day 14, which was likely due to an antibody response to the human transgene product, was an additional limitation. Despite these caveats β-gal activity in the CSF and serum was detectable in animals from all dose groups 14 days after administration of PBGM01. In the CSF, animals receiving the two higher doses displayed β-gal activity levels that were approximately two- and four-times higher than vehicle-treated control levels. Pre-existing NAbs to the vector capsid were detected in the serum of some animals and did not appear to influence gene transfer to the brain and spinal cord, or transgene product levels in the CSF. This observation supports the potential to achieve therapeutic activity in the CNS in infantile and late infantile patients with GM1 regardless of NAb status. Pre-existing NAbs to the vector capsid correlated with reduced gene transfer in the liver, however.

PBGM01 administration resulted in asymptomatic degeneration of the DRG and the trigeminal ganglia, or TRG, sensory neurons and their associated central and peripheral axons. The severity of these lesions was typically minimal to mild. These findings were not clearly dose-dependent, although there was a trend of more severe lesions in the mid-dose and high dose cohorts. DRG and TRG lesions were less severe at Day 120 than Day 60, indicating they were not progressive. Two animals that exhibited the most severe axon loss and fibrosis of median nerves at necropsy on day 120 also exhibited impairments in nerve conduction in terms of reduced sensory nerve action potential, or SNAP, amplitudes in the median nerve. Reductions in SNAP amplitudes were evident by Day 28 with no subsequent progression. This observation was consistent with the findings of a retrospective analysis of DRG pathology in NHPs after AAV administration conducted by GTP. In an analysis of five preclinical studies, increased severity of axonopathy and fibrosis correlated with reduced SNAP amplitudes. In keeping with the findings of the retrospective analysis, the PBGM01-induced SNAP changes and sensory neuron degeneration were not associated with any clinical or neurological abnormalities in any animals up to 120 days post-dose.

In summary, based on our preclinical studies we believe that CSF delivery of PBGM01 has the potential to sufficiently increase b-gal levels in both the CNS and in peripheral tissues to overcome intracellular b-gal deficiency in GM1.

Clinical development

Our clinical development plan is to start with trials in infantile GM1, and if successful, explore expansion of the indication with trials in later onset forms of GM1.

We initiated patient dosing in a multi-center, open-label, single-arm Phase 1/2 clinical trial of PBGM01 in patients with a diagnosis of early and late infantile GM1 in March 2021.

The study includes both early and late infantile patients in separate, smaller cohorts. We plan to enroll a total of four cohorts of two patients each, with separate dose-escalation cohorts for late onset infantile GM1 patients, defined as onset prior to 24 months in age and after 6 months in age, and early onset infantile GM1, defined as onset prior to 6 months of age. The study is assessing an initial low dose (3.3x10˄10 genome copies/gm brain weight) that exceeds the minimum effective dose, or MED, as determined in our preclinical studies, and a 3-fold greater high dose (1.1x10˄11 genome copies/gm brain weight). The first cohort includes patients diagnosed with late infantile GM1. There is a 60-day interval between all subjects dosed within a cohort to allow review of biomarker and safety data before dosing the next subject.

Clinical development results

We completed enrollment of the first cohort of two patients with late infantile GM1 receiving the initial low dose of PBGM01 in the second half of 2021 and reported interim safety and biomarker data in December 2021. The interim assessment included safety and biomarker results covering six months for patient 1 and 60 days for patient 2. PBGM01 was well tolerated, with a positive safety profile, no serious adverse events, or SAEs, no complications related to ICM administration and no evidence of DRG toxicity. β-gal activity in CSF and serum increased in both patients. For patient 1, enzyme activity at 30 days was 1.5-fold over baseline and the increase was maintained at six months. For patient 2, enzyme activity at 30 days was 4.8-fold over baseline. In serum, enzyme activity for patient 1 was slightly above baseline at 30 days, 1.7-fold over baseline at three months, and maintained at six months. Serum enzyme activity for patient 2 at 30 days was 1.2-fold over baseline. CSF and serum β-gal activity for both patients rose above the enzyme concentrations documented in untreated infantile and juvenile GM1 participants in the ODC’s natural history study. Large differences were observed in GM1 gangliosides in CSF at baseline, with patient 2, who was more severely affected, showing baseline values four times higher than patient 1. In patient 1, CSF levels of GM1 ganglioside increased approximately 85 percent at 30 days and remained stable at that level at six months. In patient 2, levels decreased approximately 46 percent at 30 days.

GM1 Cohort 1 interim data

Following the completion of this first cohort and review of safety outcomes, the Independent Data Monitoring Committee, or IDMC, recommended continuing the study with the recruitment for both the high dose late infantile GM1 and the initial dose early infantile GM1 cohorts. The first patient in each of those two cohorts was dosed in early 2022 and we anticipate reporting initial data from these cohorts in the second half of 2022. Upon completion of the initial low dose of the early infantile cohort, a high dose cohort is planned to be enrolled in that patient population. Following these dose-escalation cohorts, each patient population will be enrolled into a confirmatory cohort. Patients will be evaluated over two years for safety and efficacy, followed by an additional 36 months of long-term follow up.

We expect that pre-specified primary endpoints will include safety and efficacy. Efficacy will be evaluated by the assessment of developmental milestones using accepted clinical scales, observer-reported outcomes and video recordings. Secondary outcomes will include serum and CSF β-gal enzyme activity and disease progression endpoints including evaluations using EEG and MRI.

In February 2022, we reported meaningful developmental improvement in assessments, utilizing the Vineland-II and Bayley-III scales, for both patients in the initial cohort, as outlined below. These validated scales for assessing gross motor, fine motor, language and social development have been used previously in natural history studies. The Vineland-II determines developmental milestones through structured interviews with caregivers, while the Bayley-III assesses developmental milestones through direct observation of skills by a trained healthcare professional. Both assessments demonstrated progressive gains across all developmental areas which is not typical for children with GM1 late infantile. Notably, patient 2, more severely affected at baseline than patient 1, was also documented to have regained previously lost motor and language developmental milestones.

Interim Clinical Results: Vineland-II and Bayley-III: Patient 1

Interim Clinical Results: Vineland-II and Bayley-III: Patient 2

Depending on the results from the dose escalation cohorts we plan to obtain input from regulatory agencies on the requirements to submit for regulatory approval for commercialization in the United States and internationally.

Natural History Data

We are currently funding a GM1 natural history study being conducted by Penn’s ODC to collect prospective data on clinical disease progression in infantile and juvenile GM1. This data will be used to construct natural history patient profiles for comparison to the profiles of treated participants in our planned Phase 1/2 clinical trial.

Regulatory Designations and Clinical Trial Approvals

We have an active IND from the FDA and approved CTAs in multiple countries for PBGM01, and we are actively proceeding with our Imagine-1 Trial, an international, multi-center, open-label, single-arm Phase 1/2 clinical trial of PBGM01 in patients with a diagnosis of early and late infantile GM1.

The FDA has granted Orphan Drug Designation, or ODD, Rare Pediatric Disease Designation, or RPDD, and Fast Track Designation, to PBGM01 for the treatment of GM1. The European Commission has granted Orphan designation for PBGM01.

Through our manufacturing partners, we have manufactured the PBGM01 clinical supply and have established a clinical supply chain to support global clinical trials.

FTD—PBFT02

Overview of FTD-GRN

FTD is one of the more common causes of early-onset dementia, occurring with a median age of 55 years. FTD presents as a rapidly progressive clinical syndrome and causes impairment in behavior, language and executive function. Changes in personal and social conduct occur in early stages of the disease, including loss of inhibition, apathy, social withdrawal, hyperorality and ritualistic compulsive behaviors. These symptoms are severely disabling and may lead to misdiagnosis as a psychological or emotionally based problem, or, in the elderly, be mistaken for withdrawal or eccentricity. FTD progresses to immobility and loss of speech and expression. Survival averages eight years after onset of symptoms.

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

Program selection

We chose FTD-GRN as one of our initial lead programs because it meets our criteria for rare, monogenic CNS disorders in which we believe we can develop product candidates with a higher probability of technical and regulatory success:

•	Cross-correction: Following treatment with PBFT02, we believe overexpressing PGRN in a subset of cells in the CNS could provide a source of secreted protein that could be taken up by surrounding cells, resulting in the potential for cross-correction and broad restoration of neuronal lysosomal function across the entire brain.

•	Biomarkers: There are known biomarkers in FTD-GRN that are measurable and available to assist in drug development.
o	Pharmacodynamic biomarkers. PGRN is a secreted protein that can be measured in the CSF and plasma, and it has been shown to be reduced in the CSF of human GRN mutation carriers.
o	Disease progression biomarkers. We expect to be able to use recent progress in the identification of clinical disease progression biomarkers for FTD, including CSF, neuroimaging and retinal biomarkers, to facilitate clinical development by enabling early detection of treatment effects on disease pathophysiology.
•	Preclinical Validation: In our preclinical studies in GRN knockout mice, or GRN -/- mice, ICV administration of PBFT02 resulted in increased levels of PGRN in the CNS and CSF, with resolution of lysosomal storage lesions. ICM administration in NHPs, which do not have the disease phenotype, resulted in robust increases in PGRN levels in CNS and CSF.

Our Product Candidate

We are developing PBFT02 to treat patients affected with FTD-GRN with a single dose of PBFT02 by ICM administration. PBFT02 is a gene therapy that utilizes an AAV1 viral vector to deliver a modified DNA encoding the GRN gene to a patient’s cells. The goal of this vector and delivery approach is to provide higher than normal levels of PGRN to the CNS to overcome the progranulin deficiency in GRN mutation carriers, who have been observed to have reduced CSF PGRN levels ranging from 30% to 50% of the PGRN levels observed in normal, mutation non-carriers. We selected the AAV1 capsid and ICM administration route due to the widespread and robust expression of the human PGRN transgene observed throughout the brain and spinal cord in NHP studies, and because levels of human PGRN in the CSF exceeded those measured in healthy human CSF (greater than 50 times), and those in NHPs that received AAV5 or AAVhu68 serotypes (greater than 5 times).

Preclinical studies

PBFT02 was selected as our development candidate based on initial proof-of-concept studies utilizing AAVhu68 and follow-up studies comparing multiple vector constructs for ability to elevate PGRN. The initial proof-of-concept studies using an AAVhu68.hGRN construct in GRN knockout (GRN -/-) mice showed PGRN elevations and improved lysosomal function after vector doses that elevated CSF PGRN to approximately 10-fold over levels in healthy human controls and decreased deposits of lipofuscin, an electron dense marker of lysosomal dysfunction, broadly across the brain. The AAV1 capsid was selected for PBFT02 following a study that evaluated the expression of human PGRN protein in the CSF of adult NHPs after ICM administration of four different vector constructs. Proof of concept findings were published by GTP in 2020.

The comparison of AAVs in NHPs is shown in the figure below. NHPs received a single ICM administration of commensurate doses of AAV1, AAV5, or AAVhu68 expressing the human GRN transgene with a CAG promoter (n=2/group). A second tested AAVhu68 vector, or v2, utilized a different GRN coding sequence and a UBC promoter. We found that the production of PGRN protein in the CSF rapidly exceeded levels found in healthy human control samples (“normal” line) in all AAV-treated NHPs. AAV1 produced 50 times normal and greater than 5-10 times all other vectors tested.

Comparison of Vector Serotypes: Production of Human PGRN-protein in CSF of NHPs following ICM-AAV administration.

Lower limit of quantitation, or LLOQ; Healthy human control level, or Normal

We believe PBFT02 has the potential to provide supra-physiological levels of progranulin available to neurons broadly throughout the brain, restoring lysosomal function and thereby slowing or stopping the progression of FTD pathogenesis. Further, ICM AAV1 did not strongly transduce the liver or significantly elevate levels of circulating PGRN, which may reduce the potential for unknown peripheral effects of PGRN.

The efficacy of the AAV1 vector was assayed in GRN -/- mice. PBFT02 was administered via ICV delivery to adult mice at an age when lipofuscin deposition, lysosomal enzyme abnormalities, and neuroinflammation were present in brain regions involved in FTD-GRN pathophysiology including the frontal cortex, hippocampus, and thalamus. This stage of disease progression was selected to be consistent with the developmental stage of the intended patient population of young to middle-aged adult. Dose-dependent increases in human PGRN expression in the CSF following PBFT02 administration led to the correction of histopathologic and enzymatic changes in the mice. Benefits included a reduction in the accumulation of lipofuscin, reduced neuroinflammation, and elevated lysosomal hexosaminidase activity in key brain regions.

NHP Toxicology Study

A 90-day GLP compliant toxicology study conducted in NHPs assessed the safety, tolerability, biodistribution and excretion profile of PBFT02 following ICM administration at three dose levels. There were no blood or CSF abnormalities related to PBFT02 administration except for asymptomatic, mild, and transient increases in CSF leukocytes in the majority of animals. PBFT02 was well-tolerated at all doses evaluated and no adverse effects were detected on body weight or clinical, neurological, or behavioral signs. Vector distributed to the CSF and high levels of gene transfer were detected in the brain, spinal cord and DRG at Day 90. PBFT02 also reached significant concentrations in the peripheral blood, liver and spleen. PBFT02 vector DNA was detectable in urine and feces 5 days post-administration and was undetectable within 60 days.

Human PGRN was detectable in CSF and serum in all animals by 7 to 14 days after PBFT02 administration, peaking between Days 14 to 28, and was generally dose dependent. Expression declined in all PBFT02-treated animals by Day 60, correlating with the appearance of antibodies against the human transgene product, which are not expected to develop in haploinsufficient patients with FTD-GRN. ICM PBFT02 administration to NHPs resulted in approximately 15-times higher PGRN levels in CSF than in CSF from healthy humans, while the low dose of PBFT02 resulted in approximately 7-times higher PGRN levels. Pre-existing NAbs to the vector capsid were detected in the serum of 2 of 9 AAV-treated animals at baseline but did not appear to influence gene transfer to the brain and spinal cord, although their presence correlated with reduced hepatic gene transfer. We believe that these data support the possibility of achieving supraphysiological PGRN levels in the CNS of FTD patients following ICM administration of PBFT02.

PBFT02 resulted in asymptomatic degeneration of DRG and TRG sensory neurons (8 of 9 AAV-treated animals), along with their associated central and peripheral axons (9 of 9 animals) at Day 90 post-administration. The severity of these lesions was typically minimal to mild, with a trend to more severe lesions in the mid-dose and high-dose groups. One PBFT02-treated animal exhibited a peripheral nerve conduction impairment in the median nerve, as detected by bilateral reductions in SNAP amplitudes on Day 28 and Day 90, that appeared to be treatment related as severe axon loss and endoneurial fibrosis were detected at necropsy. PBFT02-induced SNAP changes and sensory neuron degeneration were not associated with any clinical or neurological abnormalities in animals up to 90 days post-dose.

In summary, based on our preclinical studies we believe that CSF delivery of PBFT02 has the potential to sufficiently increase extracellular PGRN levels in the CNS to overcome intracellular PGRN deficiency, without greatly increasing peripheral PGRN levels.

Clinical development

Our clinical development plan is to treat FTD-GRN with a single dose of PBFT02 via ICM administration, with our initial clinical trial focused on early symptomatic FTD patients who have the GRN mutation.

We expect to dose the first patient in our initial cohort of our upliFT-D Trial in early 2022.

This trial is expected to be a two-cohort dose-escalation trial, with three subjects per cohort, and with a potential for a third higher-dose cohort, if considered necessary based on the results of the first two cohorts. The planned starting dose (3.3x10˄10 genome copies/gm brain weight) will exceed the MED in the GRN knockout mouse model, with planned escalation to a higher dose (1.1x10˄10 genome copies/gm brain weight). The primary endpoint of the trial is to assess safety and tolerability over 60 months. Secondary endpoints are to assess change from baseline to 24 months on biomarkers, including CSF and plasma progranulin levels, biomarkers of neurodegeneration and disease progression, and on clinical outcomes as measured by the Clinical Dementia Rating, or CDR®, for improving evaluation of patients with frontotemporal lobar degeneration, or FTLD, or CDR® plus NACC FTLD, and other neurocognitive assessments. Interim analyses are planned for certain biomarkers starting at one month post dosing and for clinical outcomes beginning at one year post dosing. The independent data monitoring committee, or IDMC, will review 30-day biomarker data and safety data for each subject in a cohort. All subjects will be followed for a total of five years to monitor safety and selected biomarker and efficacy measures. All subjects will be evaluated over two years for safety and efficacy, followed by an additional 36 months of long-term follow up.

A scientific advice meeting with MHRA was held in November 2020, providing feedback on our proposed protocol. Feedback was also obtained from other regulatory agencies outside the United States.

Depending on the results from the initial cohorts, we plan to obtain input from regulatory agencies on the requirements to submit for regulatory approval for commercialization in the United States and internationally.

Regulatory designations and Clinical Trial Approvals

We have an active IND from the FDA and approved CTAs in multiple countries for PBFT02, which allows us to proceed with our upliFT-D Trial, an international, multi-center, open-label, single-arm Phase 1/2 clinical trial of PBFT02 in patients with a diagnosis of early symptomatic FTD-GRN.

The FDA has granted ODD and Fast Track Designation to PBFT02 for the treatment of FTD-GRN and the European Commission granted Orphan designation for PBFT02.

Through our manufacturing partners, we have manufactured the PBFT02 clinical supply to support clinical trial initiation.

Krabbe disease—PBKR03

Overview of Krabbe disease

Krabbe disease is a rare and often life-threatening lysosomal storage disease that presents early in the patient’s life, resulting in progressive damage to both the brain and PNS. Infants may present with extreme irritability and excessive crying, feeding difficulties, fisted hands, poor head control, stiffness and arching. The early infantile form of Krabbe disease typically manifests before six months of age and is the most severe form, accounting for 60% to 70% of Krabbe disease diagnoses. In these patients the disease course is highly predictable and rapidly progresses to include loss of acquired milestones, staring episodes, apnea, peripheral neuropathy, severe weakness, unresponsiveness to stimuli, seizures, blindness, deafness and death by two years of age. Late infantile patients present symptoms that are similar to those of early infantile Krabbe disease, with a median survival of approximately five years from onset of symptoms. Late infantile Krabbe disease is defined by onset between seven to twelve months of age. It comprises approximately 10% to 30% of cases and exhibits greater variability in clinical presentation.

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

There are currently limited treatment options for patients with Krabbe disease. While human stem cell transplant, or HSCT, has become standard of care in many centers in the US for early infantile Krabbe patients who are pre-symptomatic or who have mild symptoms, it has limited use outside the US and is a treatment with limitations. Most HSCT-treated children still have progressive gross motor delays ranging from mild spasticity to inability to walk independently, and limited use of their upper extremities. There is also a narrow window of treatment and a donor must be identified. When performed after the onset of overt symptoms in these patients, HSCT provides only minimal neurologic improvement and does not substantially improve survival.

Currently, ten states conduct mandatory screening for Krabbe disease and an additional four states passed legislation to include Krabbe disease in mandatory screening, but such screening has not yet been added. We engaged a third-party data analytics firm to conduct an analysis of screening data from six states with screening history available to our third-party data analytics firm and based on this evaluation of screening data, we believe the incidence of Krabbe disease to be approximately 2.6 in 100,000 births.

Program Selection

We chose infantile Krabbe disease as one of our initial lead programs because we believe we can develop product candidates with a higher probability of technical and regulatory success. The indication presents cross-correction, biomarker data and preclinical validation that are supportive of advancing treatments for Krabbe disease into the clinic.

•	Cross-Correction: Following treatment with PBKR03, newly synthesized galactosylceramidase is expected to be secreted by transduced cells and provide a source of secreted protein that could be taken up by surrounding cells, resulting in the potential for cross-correction and broad CNS and PNS enzyme replacement.
•	Biomarkers: There are known biomarkers in Krabbe disease that are measurable and available to assist in drug development.

o	Pharmacodynamic biomarkers. GALC activity has been shown to be reduced in patients with Krabbe disease and can be measured in CSF and plasma. Psychosine levels are also measurable and elevated in patients with Krabbe disease. We will measure these biomarkers in CSF and plasma to assess the efficiency of transduction and restoration of GALC activity by PBKR03.
o	Disease progression biomarkers. We will leverage a number of neuroimaging, electrophysiological and fluid biomarkers to assess treatment effects on disease progression, including CNS myelination as measured by diffusion-tensor MRI, nerve conduction velocity, or NCV, to assess peripheral nerve myelin and conduction, and visual and brain stem-evoked potentials to assess CNS myelination and conduction.
•	Preclinical validation: In preclinical studies in a mouse model of Krabbe disease, CSF delivery of PBKR03 resulted in GALC expression levels in the CNS that rescued motor function and improved survival. CSF delivery in mice also reduced peripheral nerve demyelination and globoid cell infiltration.

Our Product Candidate

We are developing PBKR03 to treat infantile Krabbe disease, the most common and severe form of Krabbe disease. PBKR03 utilizes a next-generation AAVhu68 capsid to deliver DNA encoding the GALC enzyme to a patient’s cells. PBKR03 will be administered as a single dose by ICM administration into the CSF.

The AAVhu68 capsid and ICM route of administration were selected for PBKR03 due to observations in preclinical studies of robust transduction of targeted cells in the brain, and in DRG sensory neurons and spinal cord lower motor neurons. Consequently, we believe that ICM PBKR03 has the potential to improve both the CNS pathologies and the significant peripheral neuropathies observed in many Krabbe disease patients.

Preclinical studies

Our Krabbe clinical program for PBKR03 is supported by robust pre-clinical proof of concept and pharmacology data in a naturally occurring GALC mutant mouse line, or Twitcher mice, in dogs with spontaneous GALC mutations, and in wildtype NHPs. Preclinical data were presented by GTP in 2020 to the American Society of Gene & Cell Therapy’s, or ASGCT, 24th Annual Meeting and by us in 2021 at the 3rd Annual Gene Therapy for Neurological Disorders Congress.

To assess dose-dependent effects of PBKR03 in Twitcher mice, vector was administered via ICV delivery at the age of onset of peripheral demyelination. PBKR03 dose-dependently improved histopathological, biochemical, and clinical disease signs. The outcomes included increased GALC activity in the brain, serum, and in peripheral organs, which was associated with a significant reduction in histopathological markers of peripheral nerve damage including demyelination and globoid cell infiltration. Related functional improvements included reductions in clinical symptoms as assessed by scores of neurological decline and improvements in motor balance, coordination, and activity. PBKR03 administration to Twitcher mice also prevented the onset of lymphopenia, which often accompanies autonomic axon degeneration and significantly extended survival.

A preclinical study in Krabbe-affected dogs, or Krabbe dogs, evaluated treatment with an AAVhu68 vector containing a codon-optimized canine GALC cDNA, or vehicle, administered directly to the CSF using ICM administration. Krabbe dogs express naturally occurring autosomal recessive mutations in the GALC gene that result in residual enzymatic activity close to 0%, which is similar to GALC activity levels observed in patients with the infantile form of Krabbe disease.

Four Krabbe dogs received a single ICM administration of PBKR03 at two to three weeks of age, while two age-matched Krabbe dogs and one wildtype dog received vehicle by the same route and served as controls. AAV administration led to significant improvements in outcome measures in the Krabbe dogs. The two vehicle-treated Krabbe dogs reached the study’s pre-defined humane endpoint of severe hind limb weakness and inability to stand and walk on Study Day 35 or Day 66, consistent with the rapidly progressing natural history of the disease. In contrast, all of the four PBKR03-treated dogs maintained normal motor function for the duration of the study, and none reached the pre-defined humane endpoint associated with hindlimb weakness. Two of the AAV-treated dogs were euthanized at the scheduled necropsy timepoint of 28 weeks, and the remaining two were euthanized at 39 and 82 weeks of age, respectively. One treated dog was euthanized following a suspected seizure at 39 weeks. Prior to seizure, the animal exhibited normal phenotype including normal motor function. Another of the AAV-treated dogs was euthanized at 82 weeks of age due to body weight loss following recurrent vomiting and regurgitation.

AAV-treatment elevated CSF GALC enzyme activity to above baseline levels by 28 days post-treatment in all dogs and maintained activity above that in vehicle-treated wildtype dog levels for the duration of the study, including up to 82 weeks in the longest-lived animal. The pathological impact of GALC elevations was assessed by measuring the accumulation of the GALC substrate psychosine in CSF. In the absence of GALC in Krabbe disease the cytotoxic substrate psychosine accumulates in the nervous system affecting oligodendrocytes and Schwann cells, leading to progressive demyelination. Psychosine was undetectable in the CSF of vehicle-treated wildtype dogs from Day 0 through Day 180 post treatment. In the vehicle-treated Krabbe dogs, while psychosine was undetectable in the CSF at baseline (Day 0), levels were elevated in both animals by Day 28 and increased further prior to their humane endpoints. Elevations in psychosine correlated with the onset and progression of neurological symptoms in the vehicle-treated Krabbe dogs. In contrast, psychosine was undetectable at most time points for all four AAV-treated Krabbe dogs. In the histological analysis, both vehicle-treated Krabbe dogs showed demyelination and globoid cell infiltration in the brain, spinal cord and peripheral nerves at post-mortem. In contrast, all four AAV-treated Krabbe dogs showed no evidence of demyelination or globoid cell infiltration in the spinal cord, and reduced levels of each in the brain and in peripheral nerves.

AAV treatment also resulted in functional improvements in the Krabbe dogs. In vehicle-treated Krabbe dogs, NCV in sensory and motor nerves was markedly impaired at the earliest assessment age of 6 weeks. In contrast, in AAV-treated dogs, NCVs were similar to those in the wildtype control dog for the duration of the study, assessed up to 81 weeks of age in the longest-surviving dog. Since hearing loss is common during Krabbe disease progression, animals’ hearing thresholds were evaluated by the Brainstem Auditory Evoked Response, or BAER, test. One vehicle-treated Krabbe dog had a severe hearing impairment by 6 weeks of age with no determinable hearing threshold (> 90 dB), while the other vehicle-treated Krabbe dog was not hearing-impaired with a threshold similar to that in the wildtype dog. All the treated Krabbe dogs had hearing thresholds similar to the vehicle-treated wildtype dog for the duration of the study, up to 81 weeks of age in the oldest dog.

In clinical pathology assessments, three AAV-treated Krabbe dogs presented with a mild and transient lymphocytosis two weeks post-injection. This finding was considered possibly treatment-related as it was not observed in the vehicle-treated Krabbe or wildtype animals. It was not considered adverse due to the low grade of elevation and its transient nature. No vector-related modifications of coagulation parameters or serum clinical chemistry were detected. Two AAV-treated Krabbe dogs presented transient mild CSF mononuclear pleocytosis 4 weeks post-injection. This finding was vector-related and was not considered adverse as it resolved by 10 weeks post-injection and was not accompanied by any neurological signs.

NHP Toxicology Study

A 180-day GLP compliant toxicology study conducted in NHPs assessed the safety, tolerability, biodistribution and excretion profile of PBKR03 following ICM administration at three dose levels. There were no blood or CSF abnormalities related to PBKR03 administration except for asymptomatic, mild, and transient increases in CSF leukocytes in the majority of animals. PBKR03 was well-tolerated at all doses evaluated and no adverse effects were detected on body weight or clinical, neurological, or behavioral signs. PBKR03 vector DNA was detectable in urine and feces 5 days post-administration, and was undetectable in urine within 60 days and in feces within 90 days in the majority of animals.

Human GALC expression, as measured by enzyme activity, was evaluated in CNS tissues and major organs of the AAV-treated NHPs, however detection was limited by the inability of the assay to distinguish between human and rhesus GALC activity and the high endogenous activity in NHPs. Measurements were feasible in NHP CSF and serum, however, due to substantially lower endogenous GALC activities. GALC activity was elevated in CSF and serum by 7 days after PBKR03 administration. After the two higher doses, animals had CSF GALC activities about 2-times higher than vehicle-treated animals. In serum, GALC activity was increased approximately 2-times (low dose) to 6.6-times (high dose) over activity in vehicle-treated animals. A rapid decline in serum GALC activity was observed after Day 14, which correlated with the onset of anti-human GALC antibody expression around Days 14 to 21. The presence of pre-existing NAbs to the vector capsid in the serum of 11 of 18 AAV-treated animals did not appear to impact GALC activity in the serum or CSF, supporting the potential to achieve therapeutic transgene expression in Krabbe patients regardless of NAb status.

PBKR03 administration resulted in asymptomatic degeneration of primarily DRG sensory neurons along with their associated central and peripheral axons by Day 90 post-administration. The severity of the lesions was typically minimal to mild, with a trend to more severe lesions in the mid-dose and high-dose groups. DRG lesions did not progress between Day 90 and Day 180. One animal in the high dose group exhibited a unilateral nerve conduction impairment in a median nerve, as detected by reduced SNAP amplitude on Day 28 and Day 90, that appeared to be treatment related as median nerve axonopathy and endoneurial fibrosis were detected at necropsy. PBKR03-induced SNAP changes and sensory nerve degeneration were not associated with any clinical or neurological abnormalities in any animals up to 180 days post-dose.

In summary, based on our preclinical studies we believe that CSF delivery of PBKR03 has the potential to sufficiently increase GALC levels in both the CNS and in peripheral tissues to overcome intracellular GALC deficiency in Krabbe disease.

Clinical development

Our clinical development plan is to start with trials in early infantile Krabbe disease, and if successful, consider further exploration of expansion of the indication with trials in later onset forms of Krabbe disease.

We expect to dose the first patient in our initial cohort of our GALax-C Trial in early 2022.

We believe that gene replacement with PBKR03 has the potential to have meaningful clinical benefit to Krabbe patients by significantly reducing neuronal demyelination and damage in both the CNS and PNS that results from the accumulation of galactolipids, such as galactocerebroside and psychosine. We will measure clinical benefit by assessing developmental using accepted clinical scales, observer-reported outcomes and video recordings.

We intend this trial to have two independent dose escalation cohorts (three subjects per dose) based on age at enrolment: dosing initially in subjects > 4 and < 9 months of age, with dose escalation and initiation of dosing in subjects > 1 and < 4 months of age gated by safety in cohort 1. Planned starting doses for each cohort will exceed the MED in the twitcher mouse model, starting with an initial low dose of 1.5 x 10˄11 GC/g estimated brain weight with planned escalation to a high dose of 5.0 x 10˄11 GC/g estimated brain weight, followed by a third confirmatory cohort using a dose selected on the basis of results from previous cohorts.

The primary endpoint of the trial is to assess safety and tolerability over 60 months. Secondary endpoints are to assess change from baseline to 24 months on biomarkers, including CSF and plasma GALC activity and psychosine, and biomarkers of disease progression, and on clinical outcomes, as assessed using by the Bayley Scale of Infant and Toddler Development, and other developmental scales. Interim analyses are planned for certain biomarkers starting at one month post dosing. All subjects will be evaluated over two years for safety and efficacy, followed by an additional 36 months of long-term follow up.

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

Regulatory Designations and Clinical Trial Approvals

We have an active IND from the FDA and approved CTAs in multiple countries for PBKR03, which allows us to proceed with our GALax-C Trial, an international, multi-center, open-label, single-arm Phase 1/2 clinical trial of PBKR03 in patients with a diagnosis of early infantile Krabbe disease.

The FDA has granted ODD, RPDD, and Fast Track Designation to PKBR03, and the European Commission granted Orphan designation for PBKR03.

Through our manufacturing partners, we have manufactured PBKR03 clinical supply to support clinical trial initiation.

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

We believe the asymptomatic sensory neuron findings observed in NHPs treated with AAV vectors via the ICM administration route likely represent a universal DRG pathology in NHPs administered AAV gene therapy. Published data have shown that the administration of AAV vectors to NHPs via the blood or CSF can lead to damage of dorsal root ganglia and their associated axons. Similar findings were observed following IV administration of an engineered variant of AAV9. More recently, a meta-analysis of 33 non-clinical studies in 256 NHPs evaluated the severity of DRG pathology for five different capsids, five different promoters, and 20 different transgenes including an AAV9 vector expressing antibodies 170 days after ICM administration, while also comparing different ROAs, doses, time courses, study conduct, animal age, and sex. This meta-analysis showed that mostly minimal to moderate asymptomatic DRG pathology characterized by mononuclear cell infiltrates, neuronal degeneration, and secondary axonopathy of central and peripheral axons were observed for all capsids and promoters tested, including 83% of NHPs administered AAV intrathecally and 32% of NHPs administered AAV intravenously. DRG pathology was absent prior to 14 days post administration, was similar from 1-5 months post-injection, and was less severe after 6 months. The transgene appeared to have the greatest impact on the severity of the sensory neuron pathology, suggesting that transgene overexpression drives the early events leading to neuronal degeneration. Higher AAV doses correlated with increased severity. Infant and juvenile NHPs appeared to exhibit less severe pathology compared to adult NHPs. Animal sex and vector purification method had no impact. Sensory nerve conduction studies detected abnormalities in a minority of animals correlating with a greater severity of peripheral nerve axonopathy. For most studies, it was not possible to identify a no-observed-adverse-effect-level above the MED. To date, the NHP studies examining DRG toxicity have revealed no clinical manifestations at four to six months or up to four years after administration.

To better understand the clinical significance of these findings, we plan to implement clinical monitoring in our GM1, FTD and Krabbe disease interventional trials, consisting of both nerve conduction studies and neurological exams focused on sensory and peripheral nerve function.

GTP has recently published data on certain technology regarding microRNA-mediated inhibition of transgene expression reduces DRG toxicity by AAV vectors. We plan to work with GTP to evaluate the appropriateness of incorporating this technology into our research programs, but do not expect to incorporate this early-stage technology into our current three clinical programs for GM1, FTD or Krabbe. We have access to this technology as part of our collaboration with GTP, whereby we have access to novel capsids, toxicity reduction technologies and delivery and formulation improvements.

MLD - PBML04

Overview of MLD – PBML04

MLD is a monogenic autosomal recessive sphingolipid storage disease caused by mutations in the ARSA gene encoding the lysosomal enzyme arylsulfatase A, or ARSA. Reduced ARSA activity leads to the progressive build-up of toxic sulfatides in neurons and glia in the central and peripheral nervous systems. Neuronal cell death ensues with subsequent loss of motor and cognitive function, which is more severe and progresses faster in patients with early disease. We are targeting infantile-onset MLD, which is characterized by progressive muscle weakness, rigidity and gait abnormalities, developmental delays, and is typically fatal by 5 years of age. Estimations of worldwide prevalence of infantile-onset MLD vary within the range of 1 in 40,000 to 1 in 160,000 live births.

Our Product Candidate

We are developing PBML04, an AAVhu68 capsid expressing codon-optimized human ARSA, for ICM administration to increase the expression of ARSA in the CNS and periphery. We expect to submit an IND application in mid-2022.

Preclinical Studies

PBML04 preclinical preliminary efficacy studies utilized a novel mouse strain developed using CRISPR/Cas9 gene deletion, by GTP in conjunction with Jackson Labs, which was presented at the 2021 ASGCT conference. ARSA -/- mice develop a phenotype that recapitulates aspects of MLD from 9-10 months of age, including clinical deficits such as weight, balance, coordination, and gait deficiencies, sulfatide accumulation in central and peripheral neurons, lysosomal abnormalities, and increased neuro-inflammation. In a preclinical study PBML04 treatment restored depleted ARSA activity in the brain and periphery. In a 15 month-long study comparing three doses of PBML04 administered via ICV, functional improvements were shown in ARSA -/-, mice including significant improvements in an assessment of clinical motor performance and health, or the Neuroscore assay. Further, while only 5 out of 10 of vehicle-treated ARSA -/- mice survived to the study endpoint 15 months post-treatment, all 30 PBML04-treated mice, which represents 10 per dose group, survived at the study end. We are in the process of completing analysis on additional endpoints.

ARSA-/- Mouse Neuroscore

As shown in the figure below, four to five-month-old ARSA -/- mice or wildtype control mice were enrolled and scored on five parameters of clinical health and performance at baseline and at monthly intervals thereafter for 15 months. The groups approximated to baseline age of five months for graphing. The Neuroscore assay reflected the cumulative extent of impairment, generated by summing deficit scores of none to severe in five different parameters, including, posture, tremor, hind-limb clasping, gait and mobility, and grooming. Maximum possible cumulative score was 17. On Day 0 mice received PBML04 at one of three doses, which were low, medium, or high, or a vehicle control (n = 10 per group). Data points show mean Neuroscores with standard error of the mean. Wildtype mice showed little decline in Neuroscore assay up to 20 months of age, while vehicle-treated ARSA-/- mice showed a progressive decline over the 15-month study. Onset and rate of decline in cumulative score was delayed and less severe in PBML04-treated ARSA-/- mice, and high dose-treated mice showed the least decline.

WT+ Vehicle
KO + Vehicle
KO + LD
KO + MD
KO + HD
Sum of Deficit Scores
Age (Months)
0
2
4
6
8
10
12
5
6
7
8
9
10
11
12
13
14
15
16
17
18
19
20
***
***
***
***

*** p < 0.001, statistically significant difference compared with vehicle-treated ARSA-/- mice (mixed effect model).

Abbreviations:  KO, ARSA-/- knockout mouse; WT, wildtype mouse; LD, low dose; MD, mid dose; HD, high dose.

Other Research Programs

We have five additional programs in candidate selection or discovery stages of preclinical research, in collaboration with GTP. These include PBAL05 for ALS, PBCM06 for CMT2A, and our unnamed programs for Canavan disease, Parkinson’s disease and Huntington’s disease.

Overview of C9orf72 ALS - PBAL05

C9orf72-mediated Amyotrophic Lateral Sclerosis, or C9orf72 ALS, is an adult-onset, rapidly progressing neurodegenerative disease characterized by dysfunction and death of upper and lower motor neurons leading to progressive weakness, loss of motor function, and death typically within three to five years of disease onset. Most cases of ALS are sporadic with an unknown etiology, but approximately 10% of patients have autosomal dominantly inherited forms. We are focusing on C9orf72-mediated ALS, since mutations in the C9orf72 gene are the most common mutation found in ALS patients including both familial (approximately 40% of familial ALS cases) and sporadic ALS cases (approximately 8% of sporadic ALS patients carry C9orf72 mutations), accounting for approximately 11% of all ALS cases. In 2020, prevalence of C9orf72 mutations were estimated to affect approximately 5,000 ALS patients worldwide. In these cases, the disease is caused by a hexanucleotide repeat expansion in the first intron of C9orf72. The pathogenic mechanism of C9orf72 mutations is not yet proven, but three potential mechanisms predominate, which are toxic gain of function arising from deposition of transcribed atypical dipepetide repeat proteins, and/or deposition of mutant ribonucleic acid, or RNA, and/or loss of function of endogenous proteins.

Our approach is to use a single AAV vector to deliver a miRNA and a codon-optimized miRNA-resistant C9orf72 transgene combination, to both deplete normal and mutant mRNA within cells with the miRNA and to replace with functional wildtype human transgene. Preclinical pilot data showed that AAV-C9miRNA normalized elevated toxic poly(GP) dipeptide repeat protein levels in mouse brains with a mutation in the C9-ALS gene. This program is currently at the discovery stage.

Overview of CMT2A - PBCM06

CMT2A is a sensory and motor neuropathy caused by mutations in the gene encoding the mitochondrial protein mitofusin-2, or MFN2. MFN2 is a GTPase that localizes to the outer mitochondrial membrane where it regulates mitochondrial fusion and mitochondrial binding to membranes of the endoplasmic reticulum. CMT2A may present in childhood or adulthood, with progressive distal limb weakness, muscle atrophy, and loss of sensation. Clinically, the classic form of CMT2A is characterized by physical weakness, foot deformities, difficulty in walking, and areflexia. After early childhood onset, however, loss of ambulation by adulthood is common. The worldwide prevalence is estimated to be approximately 1 in 100,000.

Our approach is to use a single AAV vector to deliver a miRNA and a codon-optimized miRNA-resistant MFN2 transgene combination, to both deplete normal and mutant mRNA within cells with the miRNA and to replace with a functional wildtype human transgene. Preclinical pilot data identified lead construct that ameliorates distal limb weakness (grip strength) after ICV delivery in mice with a mutation in the MFN2 gene. This program is currently at the discovery stage.

Unnamed Research Programs

With GTP we have three additional discovery stage preclinical programs, to develop genetic medicines for rare neurodegenerative disorders. One, initiated in 2021, is a pediatric program to treat children with the inherited leukodystrophy Canavan's disease. The other two programs address adult populations, one targeting a familial form of Parkinson's disease, and the other, which was also initiated in 2021, to treat Huntington's disease. Programs are currently in discovery stages.

Beyond this portfolio, through our research collaboration with GTP, we also have the option to license programs for eight additional indications.

Exploratory Research Programs

We also have an exploratory research program with GTP with the goal to develop genetic medicines for non-rare CNS disorders, initially focused on AD and treatment-resistant TLE, which can be expanded to other large CNS diseases upon mutual agreement with GTP.

Manufacturing

Gene therapy manufacturing is a critical factor in the successful development and commercialization of novel genetic medicines, and to that end, we have established a relationship with Catalent, a contract development and manufacturing organization, or CDMO, for our initial manufacturing needs.

Our gene therapy manufacturing strategy utilizes a production platform approach with HEK293 mammalian cells as the substrate, triple plasmid transient transfection and single-use fixed-bed iCELLis® bioreactor system for the manufacture of our AAV product candidates. We are using a well-characterized production platform that has been used for both commercial and clinical AAV products and product candidates. We believe our approach will enable rapid development, control of product quality and regulatory compliance. Catalent has extensive experience with the iCELLis® bioreactor platform and HEK293 transient transfection gene therapy manufacturing. As part of our research collaboration with GTP, we have access to broad and deep early-stage process science capabilities and experience to enable technology transfer of scalable processes to our CDMO, and state-of-the art analytical capabilities for product quality testing and analytical characterization. GTP currently provides us with the preclinical and toxicology research-grade vector supplies, while Catalent provides us with the cGMP AAV clinical supplies for our clinical trials. The production process for GM1, Krabbe, FTD and MLD has been scaled up to GMP standards at Catalent’s facility and clinical materials for these candidates have been or are being manufactured.

We have a collaboration agreement with Catalent, or the Collaboration Agreement, that gives us access to a dedicated manufacturing suite. We initiated cGMP manufacturing in the dedicated suite, giving us the ability to meet production requirements for our current clinical product candidates through clinical studies and early commercialization. We believe that our platform manufacturing approach along with the dedicated manufacturing capabilities and capacity provide a core strategic advantage and positions us to be a leading drug development company to address CNS disorders.

We also have a development services and clinical supply agreement, or the Manufacturing and Supply Agreement, with Catalent to secure clinical scale manufacturing capacity for batches of active pharmaceutical ingredients for our gene therapy product candidates.

We entered into a lease to support chemistry, manufacturing and controls laboratory operations for our gene therapy programs, which commenced in March 2021 in Princeton West Innovation Campus. In 2021, we completed our build out of this new laboratory that is initially focused on state-of-the-art analytical capabilities, assay development and validation, and clinical product testing to support both viral vector manufacturing and clinical development.

We believe that our manufacturing capabilities provide us with the advantages of better control of drug development timelines, improved control of vector supply for a portfolio of clinical assets and improved control of product quality through the improvements of the manufacturing platform.

We also expect to open a pilot plant manufacturing suite at the Princeton West Innovation Campus to provide scale-up capabilities in support of our product pipeline and future development plans by the end of 2022. We will continue to invest in developing our manufacturing capabilities and plan to establish our own manufacturing facility for long-term commercial supplies.

We also anticipate that we will continue to make significant investments to further optimize our manufacturing capabilities and platforms to produce high-quality, cost-effective AAV vectors and we will continue to make investments in process and analytical sciences, internally or with third parties, to evaluate and develop manufacturing process improvements that may increase the productivity and efficiency of our manufacturing platform processes.

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

We consider our most direct competitors with respect to PBGM01 for the treatment of GM1 to be Sio Gene Therapies, Inc., or Sio, and Lysogene, S.A, or Lysogene. Sio is conducting its clinical trial for an IV gene therapy treatment for early and late infantile/juvenile GM1 and reported data from ten patients in October 2021. Lysogene, as of February 2022, reported having dosed three patients and enrolled a fourth patient in the safety cohort, after which Lysosgene will initiate treatment of twelve patients in the efficacy confirmatory cohort of its Phase 1/2 clinical trial for a gene therapy treatment administered via intracisternal magna for early and late infantile GM1.

We consider our most direct competitors with respect to PBFT02 for the treatment of FTD-GRN to be Alector, Inc. (partnered with GlaxoSmithKline), which is enrolling a Phase 3 clinical trial with a humanized anti-human sortilin monoclonal antibody for FTD-GRN, and Prevail Therapeutics Inc. (now part of Eli Lilly & Co), which has initiated a Phase 1/2 clinical trial for a gene therapy treatment for FTD-GRN, and is expected to continue enrolling through 2023. Several other companies, including Applied Genetic Technologies Corporation, Orchard Therapeutics plc, AcuraStem Inc. and Shape Therapeutics Inc., are conducting preclinical research using gene therapy approaches to treat FTD-GRN patients. Denali Therapeutics Inc. in partnership with Takeda Pharmaceutical Company Limited has a preclinical recombinant progranulin protein under evaluation in addition to their oral EIF2a modulator in a Phase 1 clinical trial. We are also aware of other therapeutic approaches in preclinical development that may target FTD-GRN patients.

We consider our most direct competitor with respect to PBKR03 to be Forge Biologics Inc., which has an active clinical trial evaluating a Krabbe gene therapy candidate that combines bone marrow transplant and gene therapy. In addition, Neurogene Inc. has a gene therapy in pre-clinical development for Krabbe. We are also aware of other therapeutic approaches in preclinical development and an ongoing natural history study being conducted by the Children’s Hospital of Pittsburgh and certain academic studies for Krabbe disease.

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

License Agreement

University of Pennsylvania

We have a research, collaboration and licensing agreement, as amended, or the Penn Agreement, with Penn, for research and development collaborations and exclusive license rights to patents for certain products and technologies. Under the Penn Agreement, we have the obligation to fund certain research relating to the preclinical development of selected rare, monogenic products in research programs as well as the new exploratory research program in non-rare and/or non-monogenic, or large, CNS indications, initially AD and TLE. We also fund discovery research conducted by Penn through August 2026, and will receive exclusive rights, subject to certain limitations, to technologies resulting from the discovery program for products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation improvements. Our discovery research funding commitment is $5.0 million annually, paid in quarterly increments of $1.3 million through June 30, 2026. Under the Penn Agreement, we have eight remaining options available to us to commence additional licensed programs for CNS indications until May 2026. If we were to exercise any of these remaining options, we would owe Penn a non-refundable upfront fee of $1.0 million, with $0.5 million per product indication paid immediately and another $0.5 million fee owed upon achievement of a further developmental milestone.

The Penn Agreement requires that we make payments of up to (i) $16.5 million per product candidate for rare, monogenic disorders in the aggregate and (ii) $39.0 million per product candidate in the aggregate arising from the exploratory program for large CNS indications, initially AD and TLE and such other mutually agreed upon large CNS indications. Each payment will be due upon the achievement of specific development milestone events by such licensed product for a first indication, reduced development milestone payments for the second and third indications and no development milestone payments for subsequent indications. In addition, on a product-by-product basis, we are obligated to make up to $55.0 million in sales milestone payments on each licensed product based on annual sales of the licensed product in excess of defined thresholds.

Upon successful commercialization of a product using the licensed technology, we are obligated to pay to Penn, on a licensed-product-by-licensed product and country-by-country basis, tiered royalties (subject to customary reductions) in the mid-single digits on annual worldwide net sales of such licensed product. In addition, we are obligated to pay to Penn a percentage of sublicensing income, ranging from the mid-single digits to low double digits, for sublicenses under the Penn Agreement. The agreement will expire on a licensed product-by-licensed product and country-by-country basis upon the later of (i) the expiration of the last valid claim of the licensed patent rights that covers the exploitation of such licensed product in such country, and (ii) the expiration of the royalty period. At any time after August 2026, we may terminate the agreement in its entirety, or for a licensed product, for convenience upon 90 days’ prior written notice to Penn. Penn may terminate the agreement on an indication-by-indication basis if we fail to meet any diligence event and fail to timely cure such breach, or the agreement in its entirety if we fail to pay the research funding, fail to comply with applicable laws, grant a security interest in any of the licensed patent rights, fail to achieve certain financing obligations, or make certain challenges to the licensed patent rights. Either party may terminate the agreement for the other party’s insolvency or material breach that is not cured within a specified period of time.

We entered into an amendment, or the Amendment, to the Penn Agreement, on August 3, 2021. Under the Amendment, we expanded the scope of the collaboration to include certain non-rare and/or non-monogenic, or large, CNS indications, initially AD and TLE and such other mutually agreed upon large CNS indications; included an exploratory research collaboration to identify targets and early product candidates in such large CNS indications; and extended the term to August 3, 2026 by which product candidates for CNS indications may be selected for the entire agreement. The exploratory research program is focused on discovering targets and novel gene therapy candidates for large CNS diseases, initially focused on AD and TLE, and that can be expanded to other large CNS diseases upon mutual agreement. The initial term of the exploratory research program is 3 years, which term can be extended by mutual agreement. During such term we will have an exclusive right of first negotiation to include additional targets to the exploratory research program in the agreed upon large CNS indications. Under the exploratory research program, we will have the right to further develop and commercialize any gene therapy product candidates specific for those selected targets within AD and TLE (and any future large CNS indications that are mutually agreed upon) that arise from the exploratory research programs on substantially the same terms of the current Penn Agreement. The election of any option to any such product candidates will count against our remaining eight options and will trigger the aggregate $1.0 million option fee. As a result, we now will fund discovery research through August 3, 2026, and will now have until August 3, 2026 to exercise our remaining eight options. We made an upfront payment of $5.0 million; will reimburse Penn for expenses incurred in the exploratory research program; and will pay Penn a tiered transaction fee ranging from 1-2% of the net proceeds upon certain change of control events.

Penn will notify us of any patented manufacturing methods developed by GTP during the specified research term, and we have the option to obtain a non-exclusive license under those patent rights controlled by Penn for our licensed products.

On a CNS indication-by-indication basis, Penn has agreed that GTP will not collaborate with any commercial third party to develop another gene therapy product for the same indication during, or for one year following, its work for us on a given indication and licensed product. Under the licensed Penn patent rights, Penn retains the right to conduct (and to authorize non-commercial third parties to conduct) certain educational, research, clinical and patient care activities.

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

Currently, our patent protection consists of patent applications that we have in-licensed from Penn under the Penn Agreement for our product candidates in our licensed indications. The in-licensed patent applications are directed to new AAV capsids and certain defined variants, to recombinant AAV viruses, or rAAVs, capable of delivering certain genes into human cells to treat monogenic diseases of the CNS, to methods of treating those monogenic diseases with rAAV, as well as certain aspects of our manufacturing capabilities and related technologies. Our in-licensed patent portfolio currently includes:

•	a patent family with applications pending in the United States and certain foreign jurisdictions with claims directed to rAAVs having an AAVhu68 capsid. We exclusively licensed the patent family for licensed products within our rare, monogenic field of use indications. Any patents that may issue from applications in this family are expected to expire on February 27, 2038, absent any term adjustments or extensions;
•	two patent families with claims directed to an rAAV containing a coding sequence of human β-gal for use in treating GM1. The first patent family includes pending applications in twenty-three jurisdictions, including the U.S., Argentina, Brazil, Canada, China, Europe, Israel, India, Japan, and Korea. Any patents that may issue from applications in this family are expected to expire on September 30, 2039, absent any term adjustments or extensions. The second patent family includes applications pending in Argentina, Pakistan, and Taiwan and a pending Patent Cooperation Treaty, or PCT, application. Based on the PCT filing, national and regional patent applications may be filed in the United States and over 150 foreign jurisdictions. Any patents that may issue from applications in this family are expected to expire on February 1, 2041;
•	two patent families with claims directed to rAAV for use in treating Krabbe. The first patent family includes pending applications in twenty-one jurisdictions, including the U.S., Argentina Brazil, Canada, China, Europe, Israel, India, Japan, and Korea. Any patents that may issue from applications in this family are expected to expire on February 26, 2040, absent any term adjustments or extensions. The second patent family includes applications pending in Argentina, Pakistan, and Taiwan and a pending PCT application. Any patents that may issue from applications in this family are expected to expire in May 11, 2041;
•	two patent families with claims directed to rAAV for use in treating FTD. The first patent family includes applications pending in twenty one jurisdictions, including the US, Argentina Brazil, Canada, China, Europe, Israel, India, Japan, and Korea. Any patents that may issue from applications in this family are expected to expire on February 21, 2040, absent any term adjustments or extensions. The second patent family includes applications in Argentina and Taiwan and a pending PCT application. Any patents that may issue from applications in this family are expected to expire in August 2041;
•	two patent families with claims directed to rAAV for use in treating MLD. The first patent family includes applications pending in twenty four jurisdictions, including the US, Argentina Brazil, Canada, China, Europe, Israel, India, Japan, and Korea. Any patents that may issue from applications in this family are expected to expire on May 4, 2040. The second patent family includes one pending unpublished U.S. provisional patent application. Any patents that may issue from applications in this family are expected to expire in January 2043, absent any term adjustments or extensions; and
•	one patent family with claims directed to rAAV for use in treating ALS. The patent family includes one pending unpublished U.S. provisional patent application. Any patents that may issue from applications in this family are expected to expire in January 2043, absent any term adjustments or extensions.

We also have options under the Penn Agreement to add additional intellectual property to our existing license, as described in the section “License Agreement”. To date, we have exercised an option with respect to Charcot-Marie Tooth disease, or CMT, Canavan disease, Parkinson’s disease, and Huntington’s disease. At present, there are two patent families directed to these newly licensed indications:

•	two patent families with claims directed to rAAV for use in treating CMT. The first patent family includes a pending PCT application and applications pending in Argentina and Taiwan. Any patents that may issue from applications in this family are expected to expire in July 13, 2041, absent any term adjustments and extensions. The second patent family includes two pending unpublished U.S. provisional patent applications. Any patents that may issue from applications in this family are expected to expire in September 2042.

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

Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including Good Laboratory Practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as tests of reproductive toxicity and carcinogenicity in animals, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational biologic to subjects, including healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with Good Clinical Practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. subjects and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA regulations or presents an unacceptable risk to the clinical trial subjects. The trial protocol and informed consent information for subjects in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions if it believes that the subjects are subject to unacceptable risk.

Clinical trials to support BLAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the biologic into subjects, the product is tested to assess safety, dosage tolerance, metabolism, pharmacokinetics, pharmacological actions, side effects associated with drug exposure, and to obtain early evidence of a treatment effect if possible. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug or biologic for a particular indication, determine optimal dose and regimen, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain additional information about clinical effects and confirm efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug or biologic and to provide adequate information for the labeling of the product. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the safety and efficacy of the drug or biologic. In rare instances, including instances of gene therapies intended for rare diseases, a single Phase 3 trial may be sufficient when either (1) the trial is a large, multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) the single trial is supported by other confirmatory evidence.

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

The FDA may also refer applications for novel biologic products, or biologic products that present difficult questions of safety or efficacy, to be reviewed by an advisory committee—typically a panel that includes clinicians, statisticians and other experts—for review, evaluation, and a recommendation as to whether the BLA should be approved. The FDA is not bound by the recommendation of an advisory committee, but generally follows such recommendations. Before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the biologic product is manufactured. The FDA will not approve the product unless compliance with cGMPs is satisfactory and the BLA contains data that provide substantial evidence that the biologic is safe, pure, potent and effective in the claimed indication.

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

Additional Standard for Gene Therapy Products

In addition to the regulations discussed above, there are a number of additional standards that apply to clinical trials involving the use of gene therapy. FDA has issued various guidance documents regarding gene therapies, which outline additional factors that FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical assessment of gene therapies; the CMC information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. For instance, FDA usually recommends that sponsors observe all surviving subjects who receive treatment using gene therapies that are based on adeno-associated virus vectors in clinical trials for potential gene therapy-related delayed adverse events for a minimum 5-year period. FDA does not require the long-term tracking to be complete prior to its review of the BLA.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to biological products intended to treat a rare disease or condition—generally a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a product available in the United States for such disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the biological product and its potential orphan disease use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA approval for a particular active moiety to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product in the approved indication. For large molecule drugs, including gene therapies, sameness is determined based on the principal molecular structural features of a product. As applied to gene therapies, the FDA has recently issued final guidance in which it stated it generally intends to consider certain key features, such as the transgenes expressed by the gene therapy and the vectors used to deliver the transgene, to be principal molecular structural features. With regard to vectors, the FDA generally intends to consider whether two vectors from the same viral class are the same or different on a case-by-case basis. The FDA does not intend to consider minor differences between transgenes and vectors to be different principal molecular structural features. When two gene therapy products express the same transgene and have or use the same vector, determining whether two gene therapies are the same drug may also depend on additional features of the final gene therapy product, such as regulatory elements and the cell type that is transduced (for genetically modified cells). In such cases, the FDA generally intends to determine whether two gene therapy products are different on a case-by-case basis. During the seven-year marketing exclusivity period, the FDA may not approve any other applications to market a biological product containing the same principal molecular structural features for the same indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. A product can be considered clinically superior if it is safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biological product for the same disease or condition, or the same biological product for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA user fee.

Rare Pediatric Disease Priority Review Voucher Program

Under the Rare Pediatric Disease Priority Review Voucher program, the FDA may award a priority review voucher to the sponsor of an approved marketing application for a product that treats or prevents a rare pediatric disease. The voucher entitles the sponsor to priority review of one subsequent marketing application. A voucher may be awarded only for an approved rare pediatric disease product application. A rare pediatric disease product application is an NDA or BLA for a product that treats or prevents a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years; in general, the disease must affect fewer than 200,000 such individuals in the U.S.; the NDA or BLA must be deemed eligible for priority review; the NDA or BLA must not seek approval for a different adult indication (i.e., for a different disease/condition); the product must not contain an active ingredient that has been previously approved by the FDA; and the NDA or BLA must rely on clinical data derived from studies examining a pediatric population such that the approved product can be adequately labeled for the pediatric population. Before NDA or BLA approval, the FDA may designate a product in development as a product for a rare pediatric disease.

To receive a rare pediatric disease priority review voucher, a sponsor must notify the FDA, upon submission of the NDA or BLA, of its intent to request a voucher. If the FDA determines that the NDA or BLA is a rare pediatric disease product application, and if the NDA or BLA is approved, the FDA will award the sponsor of the NDA or BLA a voucher upon approval of the NDA or BLA. The FDA may revoke a rare pediatric disease priority review voucher if the product for which it was awarded is not marketed in the U.S. within 365 days of the product’s approval. The voucher, which is transferable to another sponsor, may be submitted with a subsequent NDA or BLA and entitles the holder to priority review of the accompanying NDA or BLA. The sponsor submitting the priority review voucher must notify the FDA of its intent to submit the voucher with the NDA or BLA at least 90 days prior to submission of the NDA or BLA and must pay a priority review user fee in addition to any other required user fee. The FDA must take action on an NDA or BLA under priority review within six months of receipt of the NDA or BLA.

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

Fast Track Designation and Priority Review

The FDA is required to facilitate the development, and expedite the review, of drugs that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Fast track designation may be granted for products that are intended to treat a serious or life-threatening disease or condition for which there is no effective treatment and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. Any product submitted to the FDA for marketing, including under a fast track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review.

Priority review may be granted for products that are intended to treat a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an application designated for priority review in an effort to facilitate the review.

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

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, NDAs or BLAs or supplements to NDAs or BLAs must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the biological product is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any biological product with orphan product designation except a product with a new active ingredient that is a molecularly targeted cancer product intended for the treatment of an adult cancer and directed at a molecular target determined by FDA to be substantially relevant to the growth or progression of a pediatric cancer.

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

Biosimilars

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical trials, animal trials, and a clinical trial or trials, unless the Secretary of Health and Human Services waives a required element. A biosimilar product may be deemed interchangeable with a previously approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. The first biosimilar product was approved by the FDA in 2015, and the first interchangeable product was approved in 2021.

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

Adverse event reporting and submission of periodic safety summary reports are required following FDA approval of a BLA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, biological product manufacture, packaging, and labeling procedures must continue to conform to cGMPs after approval. Biologic manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects a biologic product’s manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with required regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, biotechnology company activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General and the Office for Civil Rights), the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. The laws biotechnology companies may have to comply with include the anti-fraud and abuse provisions of the Social Security Act, the federal false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended, as applicable.

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

Additionally, the federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, certain types of advanced practice nurses, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

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

Healthcare Reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. On September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The HHS plan includes, among other reform measures, proposals to lower prescription drug prices, including allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. Many similar proposals, including the plans to give Medicare Part D authority to negotiate drug prices, require drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation, and cap out-of-pocket costs, have already been included in policy statements and legislation currently being considered by Congress. It is unclear to what extent these and other statutory, regulatory, and administrative initiatives will be enacted and implemented.

Employees and Human Capital Resources

As of December 31, 2021, we had 133 full-time employees. From time to time, we also retain independent contractors to support our organization. Of these employees, 29 held Ph.D., Pharm.D. or M.D. degrees, and 85 were engaged in research, development and technical operations. All of our employees are based in the United States. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

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

Facilities

Our principal executive office is located in Philadelphia, Pennsylvania, where we lease a total of approximately 37,000 square feet of office space, which commenced in February 2021 and will expire in December 2031, subject to our option to extend the term of the lease by up to two additional five-year terms.

We also lease approximately 62,000 square feet of laboratory space at the Princeton West Innovation Campus in Hopewell, New Jersey. This lease has a 15-year term from the lease commencement date of March 2021. We have the option to extend the term of the lease by up to two additional five-year terms.

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

We are a clinical stage genetic medicines company with a limited operating history on which to base your investment decision. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital and entering into collaboration and vendor agreements for conducting preclinical research and clinical development activities for our product candidates. All of our clinical product candidates are still in clinical development or the preclinical testing stage. We have no products approved for commercial sale and have not generated any revenue from commercial product sales, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. We have funded our operations to date through proceeds from sales of our convertible preferred stock and public offerings and do not expect to receive revenue for many years, if ever.

We have incurred net losses since our inception. We incurred net losses of $185.4 million and $112.2 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $356.3 million. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We expect that it will be several years, if ever, before we have a commercialized product. We anticipate that our expenses will increase substantially if, and as, we:

•	continue to advance the preclinical and clinical development of our existing product candidates and discovery stage programs;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	hire additional clinical, quality control, regulatory, manufacturing, scientific and administrative personnel;
•	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
•	continue to expand and build our internal manufacturing capabilities;

•	maintain, expand and protect our intellectual property portfolio; and
•	incur additional legal, accounting or other expenses in operating our business, including the additional costs associated with operating as a public company.

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

We will require substantial future capital in order to complete planned and future preclinical and clinical development for our portfolio of product candidates and potentially commercialize these product candidates, if approved. We expect our spending levels to significantly increase in connection with our preclinical studies and planned clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

Our operations have consumed significant amounts of cash since inception. As of December 31, 2021, our cash, cash equivalents and marketable securities were $315.8 million. We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements until the end of 2023. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

Risks Related to Product Development and Regulatory Approval

The COVID-19 pandemic could adversely impact our business, including our preclinical development activities and planned clinical trials.

The ongoing COVID-19 pandemic, as well as future public health crises or similar outbreaks could adversely impact our business. As we diligently work to activate sites for our clinical programs, we are experiencing some impacts to our site initiation activities related to COVID-19, such as meeting delays with various investigational review bodies or ethics committees that have prioritized COVID-19 related clinical trials and staffing levels at site hospitals. For example, the clinical initiation of our upliFT-D clinical study for PBFT02 and the GALax-C clinical study for PBKR03 were substantially impacted by COVID-19-related issues. Our expected timelines for our clinical trials may be delayed further by these impacts. As a result of the COVID-19 outbreak, or similar pandemics, we may experience disruptions that could severely impact our business, manufacturing, preclinical development activities, preclinical studies and planned clinical trials, including:

●	further delays or difficulties in clinical site initiation for our clinical candidates, including difficulties in obtaining IRB approvals, recruiting clinical site investigators and clinical site staff;
●	further delays or difficulties in enrolling patients in clinical trials;
●	interruption or delays in the operations of the U.S. Food and Drug Administration, or the FDA, and comparable foreign regulatory agencies, which may impact timelines for regulatory submission and review, trial initiation and regulatory approval;
●	interruption of planned key clinical trial activities, such as clinical trial site data monitoring and patient recruitment, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and planned clinical study endpoints;
●	delays or disruptions in preclinical development activities, particularly at Penn, including non-clinical experiments and investigational new drug application-enabling good laboratory practice standard toxicology studies due to unforeseen constraints in employee resources, vendor capacity, or supply chain;
●	interruption or delays in our CROs and collaborators meeting expected deadlines or complying with regulatory requirements related to preclinical development activities, preclinical studies and planned clinical trials;
●	interruptions of, or delays in receiving, supplies of our product candidates from our CMOs, particularly at Catalent, due to staffing shortages, productions slowdowns or stoppages and disruptions in delivery systems;
●	increased rates of patients withdrawing from any planned clinical trials following enrollment as a result of contracting COVID-19 or being forced to quarantine;
●	diversion of healthcare resources away from the conduct of our preclinical development activities, preclinical studies and planned clinical trials, including the diversion of hospitals serving as any potential clinical trial sites and hospital staff supporting the conduct of our planned clinical trials;
●	limitations on employee or collaborator resources that would otherwise be focused on the conduct of our preclinical development activities, preclinical studies and planned clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions; and
●	reduced ability to engage with the medical and investor communities due to the cancellation of conferences scheduled throughout the year.

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

The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak impacts our business, manufacturing, preclinical development activities, preclinical studies and planned clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Such developments include the ultimate geographic spread of COVID-19, new variants, the duration of the outbreak, the speed and breadth of mass vaccinations for COVID-19 and the efficacy of such vaccines, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

We are early in our development efforts. Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them. If we are unable, or experience significant delays in doing so, our business will be materially harmed.

We are early in our clinical development efforts and our clinical product candidates have only recently been approved by regulatory authorities for clinical development. Additionally, we have a portfolio of programs that are in earlier stages of preclinical development and may never advance to clinical stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

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

The clinical and commercial success of our product candidates will depend on several factors, including the following:

●	timely and successful completion of preclinical studies, including toxicology studies, biodistribution studies, biocompatibility studies and minimally efficacious dose studies in animals, where applicable;
●	effective INDs or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
●	successful enrollment and completion of clinical trials, including under the international current Good Clinical Practices, or cGCPs, and current Good Laboratory Practices, or GLPs;
●	positive results from our future clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile of our product candidates in the intended populations;
●	receipt of marketing approvals from applicable regulatory authorities;
●	establishment of arrangements with third-party manufacturers or our own facilities for clinical supply and, where applicable, commercial manufacturing capabilities;
●	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;
●	commercial launch of our product candidates, if approved, whether alone or in collaboration with others;
●	acceptance of the benefits and use of our product candidates, including method of administration, if and when approved, by patients, the medical community and third-party payors;
●	effective competition with other therapies;
●	establishment and maintenance of healthcare coverage and adequate reimbursement and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement;
●	establishment of a physician training system and network for administration of our product candidates by administration into the ICM;
●	enforcement and defense of intellectual property rights and claims; and
●	maintenance of a continued acceptable safety, tolerability and efficacy profile of our product candidates following approval.

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

All of our product candidates are in clinical or preclinical development and their risk of failure is high. We currently rely exclusively on GTP for our preclinical and IND-enabling studies. It is impossible to predict when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans. For example, our IND for PBGM01 for the treatment of GM1 was initially placed on clinical hold. Even though the FDA removed the clinical hold on the IND for PBGM01, other future product candidates may be subject to clinical holds in the future. Clinical testing can take many years to complete, and its outcome is inherently uncertain. We will rely on CROs for the clinical development of our clinical product candidates. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials or early cohorts of our clinical trials of our product candidates, including early biomarker data, may not be predictive of the results of later-stage clinical trials or later cohorts of our clinical trials. Early clinical trials and in particular initial cohorts of early clinical trials often enroll significantly fewer patients than later stage clinical trials or later cohorts of the same clinical trial and may not be as predictive as larger trials. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful or come to agreement on other aspects of clinical trial design. Moreover, a clinical trial can fail at any stage of testing. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of product candidates proceeding through clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support clinical development of our current or any of our future product candidates.

We or our collaborators may experience delays in initiating or completing clinical trials. We or our collaborators also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our clinical product candidates or any future product candidates, including:

●	regulators, such as the FDA, may place our clinical trials on clinical hold; for example, the FDA placed our trial of PGM101 for the treatment of GM1 on clinical hold from July 2020 to December 2020;
●	institutional review boards, or IRBs, the FDA or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trial sites deviating from trial protocol or dropping out of a trial;
●	novel therapies, such as gene therapies with less well-characterized safety profiles, may require slower or more staggered early clinical trial enrollment to adequately assess safety data;
●	clinical trials of any product candidates may fail to show safety or efficacy, produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
●	the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or subjects may drop out of these clinical trials or fail to return for post-treatment follow up at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

●	we may elect to, or regulators, IRBs, or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our trials are being exposed to unacceptable health risks;
●	the related expenses of clinical trials of any of our product candidates may be greater than we anticipate;
●	the quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be inadequate to initiate or complete a given clinical trial;
●	our inability to manufacture sufficient quantities of our product candidates for use in clinical trials;
●	reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates;
●	our failure to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidate as well as data emerging from other molecules in the same class as our product candidate; and
●	the FDA or ex-U.S. regulatory agencies may require us to submit additional data such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the number and location of clinical sites we enroll, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the inability to obtain and maintain patient consents, the risk that enrolled participants will drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications being investigated by us. Furthermore, we expect to rely on our collaborators, CROs and clinical trial sites to ensure the proper and timely conduct of our future clinical trials, including the patient enrollment process, and we have limited influence over their performance. Additionally, we could encounter delays if treating physicians encounter unresolved ethical issues associated with enrolling patients in future clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. For example, treating physicians may with eligible patients for our Krabbe trial may instead elect to use a hematopoietic stem cell transplant approach in lieu of enrolling in our clinical trial.

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

Preliminary, topline, or interim data from our clinical trials that we or our partners announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may make public preliminary, topline or interim data from our clinical trials, including preliminary biomarker data. Preliminary or topline data from clinical trials remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or topline data that were previously made public. Interim data from clinical trials that we may complete are also subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more data become available. As a result, preliminary, topline and interim data should be viewed with caution until the final data are available. Adverse differences between preliminary, topline or interim data and final data could significantly harm our reputation and business prospects.

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

Our current product candidates are based on gene therapy technology and our future success depends on the successful development of this novel therapeutic approach. The regulatory requirements that govern any novel gene therapy product candidates we develop are not entirely clear and are subject to change. The clinical study requirements of the FDA and ex-U.S. regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours may be more expensive and take longer than for other, better known or extensively studied product candidates. Further, as we are developing novel treatments for diseases in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA or comparable foreign regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. To date, only a limited number of gene therapy products have been approved in the United States and foreign countries, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States or other jurisdictions. Further, approvals by ex-U.S. regulatory agency may not be indicative of what the FDA may require for approval, or vice versa.

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

In addition to side effects caused by the product candidate, the administration process or related procedures also can cause adverse side effects. Each of our clinical product candidates are expected to utilize ICM administration. While this method of administration has been available for decades, its use for therapies is relatively new, no therapies are currently approved using ICM administration, and it may be perceived as having greater risk than more common methods of administration, such as intravenous injection. If any such adverse events occur, our clinical trials could be suspended or terminated. If we cannot demonstrate that any adverse events were not caused by the drug or administration process or related procedures, the FDA or ex-U.S. regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we are able to demonstrate that all future serious adverse events are not product related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.

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

There have been several significant adverse side effects reported in genetic medicine treatments in the past. For example, in 1999, there was public backlash against gene therapy following the death of a clinical trial subject in a gene therapy clinical trial that utilized an adenovirus vector. It was later discovered that adenoviruses could generate an extreme immune system reaction that can be life threatening. Dr. Wilson, our Chief Scientific Advisor, was a co-investigator of the 1999 trial while he was Director of the Institute for Human Gene Therapy of Penn. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy by us or our competitors, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception and potential regulatory delays in the clinical testing or approval of our product candidates.

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

The design and implementation of clinical trials is a complex process. As an organization, we have limited experience designing and no experience implementing clinical trials, and we may not successfully or cost effectively design and implement clinical trials that achieve our desired clinical endpoints efficiently, or at all. A clinical trial that is not well designed may delay or even prevent initiation of the trial, can lead to increased difficulty in enrolling patients, may make it more difficult to obtain regulatory approval for the product candidate on the basis of the study results, or, even if a product candidate is approved, could make it more difficult to commercialize the product successfully or obtain reimbursement from third-party payors. Additionally, a trial that is not well designed could be inefficient or more expensive than it otherwise would have been, or we may incorrectly estimate the related expenses to implement the clinical trial, which could lead to a shortfall in funding.

The disorders we seek to treat have low incidence and prevalence and it may be difficult to identify patients with these disorders, which may lead to delays in enrollment for our trials or slower commercial revenue if approved.

Genetically defined disorders generally, and especially those for which our current product candidates are targeted, have low incidence and prevalence. For example, we estimate the incidence of GM1 in the United States is approximately 1.4 in 100,000 live births, that the United States incidence of Krabbe disease is approximately 2.6 in 100,000 births and that there are approximately 3,000 to 6,000 people in the United States with FTD-GRN. While certain states currently have mandatory newborn genetic screening for Krabbe disease, there is no mandatory screening for GM1. Without mandatory screening, it may be difficult for us to identify a sufficient number of eligible patients to conduct our clinical trials. These could be significant obstacles to the timely recruitment and enrollment of a sufficient number of eligible patients into our trials. Further, we expect to rely in part on our relationships with the Orphan Disease Center and other patient advocacy groups to assist in identifying eligible patients, and any deterioration of those relationships could impede our ability to successfully enroll patients. Patient enrollment may be affected by other factors including:

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

Additionally, our projections of both the number of people who have GM1, FTD, Krabbe disease and our other product candidates, as well as the people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates, including third-party analyses commissioned by us. The total addressable market opportunity for our product candidates will ultimately depend upon, among other things, the final approved product labeling for each of our product candidates, if our product candidates are approved for sale in our target indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients globally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Our products may potentially be dosed on a one-time basis, which means that patients who enroll in our clinical trials may not be eligible to receive our products on a commercial basis if they are approved, leading to lower revenue potential.

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

Approval of our product candidates may be delayed or refused for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials, including the methods for collecting and analyzing data, the statistical analysis plan, and the lack of a concurrent control arm or a decision to use external or historical controls;
●	the FDA or comparable foreign regulatory authorities may not agree that the efficacy endpoints used in our clinical trials are appropriate to establish clinical benefit in the intended populations;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidates are safe and effective for any of their proposed indications;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate to the FDA comparable foreign regulatory authorities a durable response to our product candidates;
●	we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical programs or clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
●	the facilities of the third-party manufacturers with which we contract may not be adequate to support approval of our product candidates; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or REMS. These regulatory authorities may require precautions or contra indications with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the product labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and materially and adversely affect our business, financial condition, results of operations and prospects.

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

Regulatory requirements in the United States and abroad governing gene therapy products have changed frequently and may continue to change in the future. In addition to the FDA, the Institutional Biosafety Committee and IRB of each institution at which we conduct our planned clinical trials, would need to review the proposed clinical trial to assess the safety of the trial. Within the FDA, the Office of Tissues and Advanced Therapies, within the Center for Biologics Evaluation and Research, or CBER, consolidates the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee advises CBER on its review. Adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates.

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

In order to eventually market any of our product candidates in any particular foreign jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a jurisdiction by jurisdiction basis regarding safety and efficacy. Approval by the FDA in the United States, if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. The foreign regulatory approval process involves all of the risks associated with FDA approval. In addition, gene therapy products are considered genetically modified organism, or GMO, products and are regulated as such in each country. Designation of the type of GMO product and subsequent handling and disposal requirements can vary across countries and is variable throughout the European Union. Addressing each specific country requirement and obtaining approval to commence a clinical trial in these countries could result in delays in starting, conducting, or completing a clinical trial. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets and expect to rely on third-party consultants. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be unrealized.

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

Risks Related to Our Reliance on Third Parties

We currently rely exclusively on our collaboration with Penn for our preclinical research and development programs, including for discovering, preclinically developing and conducting all IND-enabling studies for our clinical product candidates and our near-term future pipeline. Failure or delay of Penn to fulfil all or part of its obligations to us under the agreement, a breakdown in collaboration between the parties or a complete or partial loss of this relationship would materially harm our business.

Our collaboration with Penn is critical to our business. We initially entered into an amended and restated Research, Collaboration & License Agreement in May 2020, as subsequently amended, or the Penn Agreement, with Penn to discover and develop certain AAV vector based therapeutics, and the products developed under such collaboration currently represent all of our product pipeline and research programs. We currently rely exclusively on Penn for all of our preclinical research and development capabilities, and in particular GTP under the direction of Dr. Wilson. Pursuant to the Penn Agreement, Penn is responsible for discovery, preclinical development activities, including all IND-enabling non-clinical studies and research grade manufacturing, and other collaborative activities set forth in the plan for the funded research. Either party has the right in certain circumstances to terminate the collaboration pursuant to the terms of the Penn Agreement. If Penn delays or fails to perform its obligations under the Penn Agreement, disagrees with our interpretation of the terms of the collaboration or our discovery plan or terminates our existing agreement, our pipeline of product candidates would be significantly adversely affected and our prospects will be materially harmed.

The term of the research funding portion of the Penn Agreement, under which we have the ability to acquire exclusive rights to additional gene therapy products for CNS indications, expires in August 2026. In addition, the discovery program, under which we have rights to new technologies for our product candidates is currently also set to expire in August 2026. The term of the exploratory research program in large indications, initially TLE and AD, expires in August 2024. If we seek to extend our collaboration, we will need to negotiate a new or amended agreement, which may not be available to us on equally favorable terms, if at all. Penn has also entered into collaborations with third parties, including certain of our competitors, addressing targets and disease indications outside the scope of our collaboration. As a result,

Penn may have competing interests with respect to their priorities and resources. We may have disagreements with Penn with respect to the interpretation of the Penn Agreement, use of resources or otherwise that could cause our relationship with Penn to deteriorate. As a result, Penn may reduce their focus on, and resources allocated to, our programs, potentially delaying or terminating our ability to advance product candidates through preclinical studies. Additionally, if Dr. Wilson were to leave Penn or to otherwise no longer be meaningfully involved with us, our preclinical research and development capabilities may be substantially reduced.

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

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we will be responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial as well as applicable legal and regulatory requirements. The FDA generally requires preclinical studies to be conducted in accordance with GLPs and clinical trials to be conducted in accordance with cGCPs, including for designing, conducting, recording and reporting the results of preclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control will not relieve us of these responsibilities and requirements. Any adverse development or delay in our preclinical studies or clinical trials as a result of our reliance on third parties could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We currently rely on third parties to develop, manufacture and test clinical supplies of our product candidates, including the materials used to administer our product candidates. For our initial clinical trials, we rely on the manufacturing facility of Catalent Maryland (formerly Paragon Bioscience), or Catalent, for supply of our product candidates, and on Penn to manage the transfer of technology to Catalent that is necessary for production. We recently established internal manufacturing operations for certain CMC and analytical capabilities and expect to establish a pilot plant and our own manufacturing facility for long-term commercial market supply. However, we have limited experience as a company in developing manufacturing facilities. We may face delays in building out our pilot plant or in constructing new facilities and transferring technology to our facilities or have difficulty hiring experts to staff and operate our own manufacturing facility and, accordingly, our production capacity could be limited. The manufacturing processes used to produce our product candidates are complex, novel and have not been validated for commercial use. Many factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers.

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

While we have secured an agreement with Catalent to manufacture clinical supply of our product candidates, we have not yet secured manufacturing capabilities for commercial quantities of our product candidates. Although we intend to establish our own manufacturing facility for long-term commercial market supply, we may need to rely on third-party manufacturers for the commercialization of our product candidates if regulatory approval is achieved. To date, while we have a collaboration agreement with Catalent for a dedicated clean room suite, we have only entered into agreements with such manufacturer to support our clinical studies. We may be unable to negotiate binding agreements with the manufacturers to support our potential commercialization activities at commercially reasonable terms.

Before any of our third-party manufacturers and suppliers can begin to commercially manufacture our product candidates, including the materials used to administer our product candidates, they must demonstrate to regulatory authorities that the planned chemistry, manufacturing and controls for our gene therapy product candidates meet certain requirements. Manufacturing of product candidates for clinical and commercial purposes must comply with the cGMP and applicable ex-U.S. regulatory requirements. The cGMP requirements govern quality control and documentation policies and procedures. Complying with cGMP and ex-U.S. regulatory requirements will require that we expend time, money and effort in production, recordkeeping and quality control to assure that our product candidates meet applicable specifications and other requirements. Our third-party manufacturers’ also must demonstrate to the FDA and ex-U.S. regulators that they can make the product candidate in accordance with the cGMP requirements as part of a pre-approval inspection prior to FDA or similar ex-U.S. regulatory approval of the product candidate. Failure to pass a pre-approval inspection might significantly delay our ability to begin trials in the respective jurisdiction and FDA and ex-U.S. regulatory approval of our product candidates. If any of our third-party manufacturers fail to comply with these requirements, we would be subject to possible regulatory action, which could limit the jurisdictions in which we are permitted to sell our products. As a result, our business, financial condition and results of operations may be materially harmed.

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

Our third-party manufacturers and suppliers use biological materials and may use hazardous materials, and any claims relating to improper handling, storage or disposal of these materials could be time-consuming or costly.

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

For the treatment of GM1, there are no approved disease-modifying therapies. We consider our most direct competitors with respect to PBGM01 for the treatment of GM1 to be Sio Gene Therapies, Inc., or Sio, and Lysogene, S.A, or

Lysogene. Sio is conducting its clinical trial for an IV gene therapy treatment for early and late infantile/juvenile GM1 and reported data from ten patients in October 2021. Lysogene, as of February 2022, reported having dosed three patients and enrolled a fourth patient in the safety cohort, after which Lysosgene will initiate treatment of twelve patients in the efficacy confirmatory cohort of its Phase 1/2 clinical trial for a gene therapy treatment administered via intracisternal magna for early and late infantile GM1.

For the treatment of FTD, there are no approved disease-modifying therapies. We consider our most direct competitors with respect to PBFT02 for the treatment of FTD-GRN to be Alector, Inc. (partnered with GlaxoSmithKline), which is enrolling a Phase 3 clinical trial with a humanized anti-human sortilin monoclonal antibody for FTD-GRN, and Prevail Therapeutics Inc. (now part of Eli Lilly & Co), which has initiated a Phase 1/2 clinical trial for a gene therapy treatment for FTD-GRN, and is expected to continue enrolling through 2023. Several other companies, including Applied Genetic Technologies Corporation, Orchard Therapeutics plc, AcuraStem Inc. and Shape Therapeutics Inc., are conducting preclinical research using gene therapy approaches to treat FTD-GRN patients. Denali Therapeutics Inc. in partnership with Takeda Pharmaceutical Company Limited has a preclinical recombinant progranulin protein under evaluation in addition to their oral EIF2a modulator in a Phase 1 clinical trial. We are also aware of other therapeutic approaches in preclinical development that may target FTD-GRN patients.

With respect to PBKR03 for the treatment of Krabbe Disease, we consider our most direct competitor with respect to PBKR03 to be Forge Biologics Inc., which has an active clinical trial evaluating a Krabbe gene therapy candidate that combines bone marrow transplant and gene therapy. There is some evidence that hematopoietic stem cell transplant is beneficial for pre-symptomatic infants with Krabbe disease, and it has become standard of care in many sites in the United States. In addition, Neurogene Inc. has a gene therapy in pre-clinical development for Krabbe. We are also aware of other therapeutic approaches in preclinical development and an ongoing natural history study being conducted by the Children’s Hospital of Pittsburgh and certain academic studies for Krabbe disease.

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

Ethical, social and legal concerns about gene therapy could result in additional regulations restricting or prohibiting our products. Even with the requisite approvals from the FDA in the United States and other ex-U.S. regulatory authorities, the commercial success of our product candidates will depend, in part, on the acceptance of physicians, patients (which includes the patients caregiver when applicable) and health care payors of gene therapy products in general, and our product candidates in particular, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of gene therapy products and, in particular, our product candidates, if approved for commercial sale, will depend on several factors, including:

●	the efficacy, durability and safety of such product candidates as demonstrated in clinical trials;
●	the potential and perceived advantages of product candidates over alternative treatments;
●	the cost of treatment relative to alternative treatments;
●	the clinical indications for which the product candidate is approved by the FDA or ex-U.S. regulatory authorities;

●	the willingness of physicians to prescribe new therapies and use ICM administration;
●	our ability to successfully train neurosurgeons and interventional radiologists in ICM administration of our product candidates;
●	the willingness of the target patient population to try new therapies;
●	the prevalence and severity of any side effects;
●	product labeling or product insert requirements of the FDA or ex-U.S. regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
●	relative convenience and ease of administration;
●	the strength of marketing and distribution support;
●	the timing of market introduction of competitive products, and the perceptions of such competitive products compared to our products;
●	publicity concerning our products or competing products and treatments; and
●	sufficient third-party payor coverage and adequate reimbursement and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement.

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay the pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. The development of our three clinical product candidates and ongoing research programs require significant resources. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

We also have options under the Penn Agreement to add additional intellectual property to our existing license. To date, we have exercised four options: one with respect to Charcot-Marie Tooth disease; one for an inherited form of Parkinson’s disease; one for Canavan’s disease; and one for Huntington’s disease.

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

All of our current product candidates and research programs are licensed from or based upon licenses from a third -party and are field limited to certain indications. If this license agreement is terminated or interpreted to narrow our rights, our ability to advance our current product candidates or develop new product candidates based on these technologies will be materially adversely affected.

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

If we breach any of the agreements under which we license the use, development and commercialization rights to our product candidates or technology from third parties, we could lose license rights that are important to our business. Our current clinical product candidates and pipeline are and our anticipated near term pipeline will be, licensed from Penn.

Under the Penn Agreement, we are subject to various obligations, including payment obligations, diligence obligations such as development and commercialization obligations, as well as potential royalty payments and other obligations. If we fail to comply with any of these obligations or otherwise breach our license agreements, our licensors may have the right to terminate the applicable license in whole or in part. Generally, the loss of any one of our current licenses, or any other license we may acquire in the future, could harm our business, prospects, financial condition and results of operations.

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

On February 18, 2020, we received a letter from Regenxbio Inc., or Regenx, which stated its view that the use of our AAVhu68 capsid infringes patent claims to which Regenx has an exclusive license and which expire in 2024. Regenx also stated that it has exclusive licenses to various pending patent applications regarding the use of AAV vectors administered via ICM, and that these applications may lead to issued claims that Regenx believes may, if issued, cover our planned method of administration for our clinical product candidates. We believe we have valid defenses to the issued claims set forth by Regenx relating to AAVhu68. Further, the prosecution of pending patent applications is highly uncertain, and it is unclear whether any patents will issue from these pending Regenx patent applications at all, much less with claims that are relevant to the administration of our product candidates. Regenx also asked for information regarding our relationship with Dr. Wilson while he was serving as an advisor to Regenx. Regenx’s letter also offers to discuss licensing the applicable patent portfolios from them. In April 2020, we responded to Regenx indicating that we do not believe we require a license to any of the specified Regenx patents or patent applications at this time, and that we found that Dr. Wilson’s relationship with us was consistent with his obligations to Regenx. We will continue to monitor the situation and, if necessary, take appropriate actions, which may include responding to further correspondence from Regenx, and engaging in discussions with Regenx regarding their claims. If any such patents were enforceable and such claims were ultimately successful, we might require a license to continue to use and sell any product candidates using such AAV vector.

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

Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. If we are found, or believe there is a risk we may be found, to infringe a third-party’s intellectual property rights, we could be required or may choose to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any such license on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Without such a license, we could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our future products or force us to cease some of our business operations, which could materially harm our business. Alternatively, we may need to redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. If we lose a foreign patent lawsuit alleging our infringement of a competitor’s patents, we could be prevented from marketing our therapeutics in one or more foreign countries and/or be required to pay monetary damages for infringement or royalties in order to continue marketing. Claims that we have misappropriated the confidential information, trade secrets or other intellectual property of third parties could have a similar negative impact on our business. Any of these outcomes would have a materially adverse effect on our business.

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

In addition to the protection afforded by patents, we rely upon unpatented trade secret protection, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our contractors, collaborators, scientific advisors, employees and consultants and invention assignment agreements with our consultants and employees. We may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements, however, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures is difficult and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the contractors, collaborators, scientific advisors, employees and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation. As a result, we could lose our trade secrets. Enforcing a claim that a third-party illegally obtained and is using our trade secrets, like patent litigation, is expensive and time-consuming and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing or unwilling to protect trade secrets.

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

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

Our clinical product candidates target indications are indications with small patient populations. In order for products that are designed to treat smaller patient populations to be commercially viable, the reimbursement for such products must be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement a coverage and reimbursement strategy for any approved product candidate that accounts for the smaller potential market size. If we are unable to establish or sustain coverage and adequate reimbursement for any future product candidates from third-party payors, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved.

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

A Fast Track Designation by the FDA may not lead to a faster development or regulatory review or approval process.

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

We have obtained Orphan Drug Designations for PBGM01 for the treatment of GM1 gangliosidosis, for PBFT02 for the treatment of FTD-GRN and for PBKR03 for the treatment of Krabbe disease. We have sought and may continue to seek Orphan Drug Designation for one or more of our other product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as tax advantages and user-fee waivers. Opportunities for grant funding toward clinical trial costs may also be available for clinical trials of drugs for rare diseases, regardless of whether the drugs are designated for the orphan use. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication for seven years, except in limited circumstances. For large molecule drugs, including gene therapies, sameness is determined based on the principal molecular structural features of a product. As applied to gene therapies, the FDA has recently issued final guidance in which it stated it generally intends to consider certain key features, such as the transgenes expressed by the gene therapy and the vectors used to deliver the transgene, to be principal molecular structural features. With regard to vectors, the FDA generally intends to consider whether two vectors from the same viral class are the same or different on a case-by-case basis. The FDA does not intend to consider minor differences between transgenes and vectors to be different principal molecular structural features. When two gene therapy products express the same transgene and have or use the same vector, determining whether two gene therapies are the same drug may also depend on additional features of the final gene therapy product, such as regulatory elements and the cell type that is transduced (for genetically modified cells). In such cases, FDA generally intends to determine whether two gene therapy products are different on a case-by-case basis.

Although we have obtained Orphan Drug Designation for our clinical product candidates, and even if we obtain Orphan Drug Designation for additional product candidates in specific indications, we may not be the first to obtain marketing approval of these product candidates for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. If a competitor with a product that is determined by the FDA to be the same as one of our product candidates obtains marketing approval before us for the same indication we are pursuing and obtains orphan drug exclusivity, our product candidate may not be approved until the period of exclusivity ends unless we are able to demonstrate that our product candidate is clinically superior. Even after obtaining approval, we may be limited in our ability to market our product. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different principal molecular structural features can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same principal molecular structural features for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek Orphan Drug Designation for some of our product candidates, we may never receive such designations. Similarly, the European Commission may also designate a product as an orphan drug under certain circumstances, and we have received Orphan designation for PBGM01 and PBKR03 from the European Commission.

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

Our product candidates for which we intend to seek approval may face competition from biosimilars approved through an abbreviated regulatory pathway

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

Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set. The full effect of recent United States healthcare reform and other changes in the healthcare industry, laws, and regulations and in healthcare spending is currently unknown, and the reform and other changes may adversely affect our business model.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any products for which we obtain marketing approval. The commercial potential for our products, if any, could be affected by changes in healthcare spending and policy in the United States and abroad. New laws, regulations, or judicial decisions or new interpretations of existing laws, regulations, or decisions, related to healthcare availability, the method of delivery, or payment for healthcare products and services could adversely affect our business, operations, and financial condition, if and when we are able to obtain marketing approval and commercialize our products.

For example, the ACA was enacted in 2010 with a goal, among others, of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. The ACA, among other things, expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program, imposed a significant annual, nondeductible fee on companies that manufacture or import certain branded prescription drug products, and enacted substantial provisions affecting compliance, which may affect our business practices with healthcare practitioners. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted.

In addition, the Biden Administration has indicated an intent to address prescription drug pricing and recent Congressional hearings have brought increased public attention to the costs of prescription drugs. For example, on September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The HHS plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. Many similar proposals, including the plans to give Medicare Part D authority to negotiate drug prices, require drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation, and cap out-of-pocket costs, have already been included in policy statements and legislation currently being considered by Congress. It is unclear to what extent these and other statutory, regulatory, and administrative initiatives will be enacted and implemented, and to what extent these or any future legislation or regulations by the Biden administration will have on our business or future product candidates. In addition, former President Trump and President Biden both issued Executive Orders intended to favor government procurement from domestic manufacturers. These actions are likely to continue the downward pressure on pharmaceutical pricing and increase our regulatory burdens and operating costs.

It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation. For example, the ACA has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been implemented. More recently, the 2017 TCJA was signed into law, which eliminated certain requirements of the ACA, including the individual mandate. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress. Thus, the ACA will remain in effect in its current form. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified.

Other reforms include the Drug Supply Chain Security Act, which imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or what the impact of such changes on our business, if any, may be. Further, we are unable to predict whether additional governmental action will be taken in response to the COVID 19 pandemic and whether such action will adversely affect our ability to obtain marketing approval for or successfully commercialize our products.

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

Restrictions under applicable U.S. federal and state healthcare laws and regulations may include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;
●	federal false claims laws, including the federal False Claims Act, imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health, or HITECH, Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, on certain types of people and entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Physician Payment Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, certain types of advanced practice nurses, and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family, which includes annual data collection and reporting obligations; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

We expect to experience further growth in the number of our employees and the scope of our operations, particularly in the areas of manufacturing and clinical strategy, and growing our capability to conduct clinical trials. To manage our current development programs and anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

To the extent that any disruption, security breach, or cyber-attack were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our patient data, we may also have obligations to notify patients and regulators about the incident, and we may need to provide some form of remedy, such as a subscription to credit monitoring services, pay significant fines to one or more regulators, or pay compensation in connection with a class-action settlement (including under the new private right of action under the California Consumer Privacy Act of 2018, or the CCPA, which is expected to increase security breach litigation). Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises patient data. Additionally, the financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we may maintain, and there can be no assurance that the limitations of liability in any of our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above. Any of the foregoing could have an adverse effect on our business, reputation, operating results, and financial condition.

Our ability to utilize our net operating loss carryforwards may be subject to limitation.

As of December 31, 2021, we had federal, state and local net operating loss carryforwards, or NOLs, of $126.6 million, $126.5 million and $116.3 million, respectively. $0.3 million of the federal NOLs will begin to expire in 2037, if not used prior to that date, and the remainder will carryforward indefinitely. State net operating loss carryforwards will begin to expire in 2037 and local net operating loss carryforwards will begin to expire in 2022. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. Under legislative changes made by U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act, or the TCJA, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the ability to utilize such federal net operating losses to offset taxable income is limited to 80% of our taxable income before the deduction for such net operating loss carryovers. It is uncertain if and to what extent various states will conform to the TCJA.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the IRC, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset its post-change income and post-change liability may be limited. We have not undertaken a Section 382 study, and it is possible that we have previously undergone one or more ownership changes so that our use of net operating losses is subject to limitation. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset

U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

U.S. federal income tax reform and changes in other tax laws could adversely affect us.

Tax laws are being re-examined and evaluated globally, and tax authorities are increasingly scrutinizing the tax positions of companies. Changes in tax laws and regulations in federal, state, local, and foreign jurisdictions could have material adverse impacts on our business, cash flows, operating results, or financial condition, and could materially affect our tax obligations and effective tax rate. For example, U.S. tax legislation enacted on December 22, 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Cuts and Jobs Act, significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. This legislation, among other things, included changes to U.S. federal tax rates, imposed significant additional limitations on the deductibility of interest and the use of net operating losses generated in tax years beginning after December 31, 2017 and allowed for the expensing of capital expenditures. The Tax Cuts and Jobs Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and the Internal Revenue Service, or IRS, any of which could lessen or increase certain adverse impacts of the legislation. In addition, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law in March 2020, and subsequently in December 2020, the Continued Assistance for Unemployed Workers Act of 2020, or CARES Act II, was signed into law. The CARES Act and CARES Act II modify certain of the changes made by the Tax Cuts and Jobs Act. Changes in corporate tax rates, the realization of net deferred tax assets, and the deductibility of expenses under the Tax Cuts and Jobs Act, as amended by the CARES Act and CARES Act II, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, operating results and financial condition. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, as amended by the CARES Act and CARES Act II, or any newly enacted federal tax legislation. Changes in tax laws or regulations in the various tax jurisdictions we are subject to that are applied adversely to us or our clients could increase the costs of our products and harm our business.

Additionally, we use our best judgment in attempting to quantify and reserve for our tax obligations. However, a challenge by a taxing authority, a limitation on our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions could have a material adverse effect on our business, results of operations, or financial condition.

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

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations that can harm our business.

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

●	results of preclinical studies or clinical trials of our product candidates or those of our competitors;
●	unanticipated or serious safety concerns related to the use of any of our product candidates;
●	adverse regulatory decisions, including failure to receive regulatory approval for any of our product candidates;
●	the success of competitive drugs or technologies;
●	regulatory or legal developments in the United States and other countries applicable to our product candidates;
●	the size and growth of our prospective patient populations;
●	developments concerning our collaborators, our external manufacturers or in-house manufacturing capabilities;
●	inability to obtain adequate product supply for any product candidate for preclinical studies, clinical trials or future commercial sale or inability to do so at acceptable prices;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or drugs;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts or publications of research reports about us or our industry;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the biotechnology sector;
●	our cash position or the announcement or expectation of additional financing efforts;
●	general economic, industry and market conditions; and
●	other factors, including those described in this “Risk Factors” section, many of which are beyond our control.

Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of December 31, 2021, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned shares representing a substantial portion of our capital stock.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting within our Form 10-K. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. We will need to continue to dedicate internal and external resources to continually assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and maintain a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404 for a certain reporting period. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Stock Market LLC, or Nasdaq.

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

Moreover, we are governed by the provisions of Section 203 of the DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Any of these provisions of our charter documents or Delaware law could, under certain circumstances, depress the market price of our common stock.

General Risk Factors

We may be subject to securities litigation, which could result in substantial expenses and could divert management attention.

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

In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these constantly evolving laws can be subject to varying interpretations. In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements with inconsistent or conflicting standards and given presently that there are no federal laws to preempt such state laws.

California recently enacted the CCPA, which became operative on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020. Since, the CCPA has been amended on multiple occasions with additional regulations coming into force on August 14, 2020 with more recent amendments on March 15, 2021. Additionally, although not effective until January 1, 2023, in the November 2020 election, California voters passed the California Privacy Rights Act, or CPRA, which expands upon the CCPA. The CCPA requires (and the CPRA will require) covered companies to, among other things, provide new disclosures to California users, and affords such users new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. Potential uncertainty surrounding the CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects.

Further, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States and prompt a number of proposals for new federal and state-level privacy legislation. Other states are beginning to pass similar laws. For example, an amendment to Nevada’s privacy laws, which went into effect October 1, 2019, requires us to offer to consumers the right to opt-out of the sale of their personal information. In 2021, Virginia passed the Consumer Data Protection Act, or CDPA (enacted March 2021, effective January 1, 2023), and Colorado passed the Colorado Privacy Act, or CPA (enacted July 2021, effective July 1, 2023). We cannot fully predict the impact of the CCPA, CPRA, CDPA, CPA, or other similar laws or regulations on our business or operations, but they may require us to modify our data processing practices and policies that may incur costs and expenses in an effort to comply. Further, to the extent multiple state-level laws are later introduced, it may require costly and difficult efforts to achieve compliance with such laws that could expose us to fines and penalties for non-compliance.

Outside of the United States, a new privacy regime, the General Data Protection Regulation or the GDPR, took effect in the European Economic Area, or the EEA, in May 2018. The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of European persons. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities, changes the lawful bases on which personal data can be processed, expands the definition of personal data and requires changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. Additionally, the United Kingdom, or U.K., implemented the Data Protection Act, effective in May 2018 and statutorily amended in 2019, that contains provisions, including its own derogations, for how GDPR is applied in the U.K. From the beginning of 2021 (when the transitional period following Brexit expired), we have to continue to comply with the GDPR and also the U.K.’s Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of global turnover.

In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws (sometimes referred to as “third countries”), and imposes strict rules subject to substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue). These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. Notably, the European Commission has adopted an adequacy decision in favor of the U.K., enabling data transfers from E.U. member states to the U.K. without additional safeguards. However, the U.K. adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision, and remains under review by the Commission during this period. The relationship between the U.K. and the E.U. remains uncertain, for example how data transfers between the U.K. and the E.U. and other jurisdictions will be treated and the role of the U.K.’s supervisory authority. Any changes or uncertainty as to the relationship between the U.K. and E.U. may lead to additional costs as we try to ensure compliance with new privacy legislation and will increase our overall risk exposure.

On July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the European Union-United States, or E.U.-U.S., Privacy Shield (under which personal data could be transferred from the E.U. to U.S. entities that had self-certified under the Privacy Shield scheme), or Privacy Shield on the grounds that the Privacy Shield failed to offer adequate protections to E.U. personal data transferred to the United States. In addition, while the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case by case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The use of standard contractual clauses for the transfer of personal data specifically to the United States remains under review by a number of European data protection supervisory authorities, along with those of some other E.U. member states. German and Irish supervisory authorities have indicated, and enforced in recent rulings, that the standard contractual clauses alone provide inadequate protection for E.U.-U.S. data transfers. Further, on June 4, 2021 the European Commission finalized new versions of the Standard Contractual Clauses, with the Implementing Decision now in effect as of June 27, 2021. Under the Implementing Decision, we will have until December 27, 2022 to update any existing agreements, or any new agreements executed before September 27, 2021, that rely on Standard Contractual Clauses as the data transfer mechanism. To comply with the Implementing

Decision and the new Standard Contractual Clauses, we may need to implement additional safeguards to further enhance the security of data transferred out of the EEA, conduct data transfer impact assessments, and review existing agreements which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. The new standard contractual clauses apply only to the transfer of data outside of the EEA and/or Switzerland and not the United Kingdom, though the U.K.’s Information Commissioner’s Officer launched a public consultation on its draft international data transfer agreement in August 2021. We are monitoring the outcome of this.

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

We generally seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us, even if unfounded, to comply with applicable privacy and data security laws and regulations, our privacy policies, or our privacy-related obligations to users or other third parties, or any compromise of security that results in the unauthorized release or transfer of personal information or other sensitive data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others and could cause our users to lose trust in us, which would have an adverse effect on our reputation and business.

Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of our users’ data, or regarding the manner in which the express or implied consent of users for the use and disclosure of such data is obtained – or in how these applicable laws, regulations or industry practices are interpreted and enforced by state, federal and international privacy regulators – could require us to modify our practices, possibly in a material manner, may subject us to regulatory enforcement actions and fines, and may limit our ability to operate using the data that was voluntarily shared with us.

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

Natural disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our manufacturing facilities, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. In addition, the long-term effects of climate change on general economic conditions and the pharmaceutical industry in particular are unclear, and may heighten or intensify existing risk of natural disasters. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

Item 1B.     Unresolved Staff Comments

None

Item 2.     Properties and Facilities

Our principal executive office is located in Philadelphia, Pennsylvania, where we lease a total of approximately 37,000 square feet of office space, that we use for our administrative, research and development and other activities, which commenced in February 2021 and will expire in December 2031, subject to our option to extend the term of the lease by up to two additional five-year terms.

We also lease approximately 62,000 square feet of laboratory space at the Princeton West Innovation Campus in Hopewell, New Jersey. This lease has a 15-year term from the lease commencement date of March 2021. We have the option to extend the term of the lease by up to two additional five-year terms.

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

Holders of Record

As of March 1, 2022, there were approximately 8 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item regarding equity compensation plans is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

None.

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

Item 6.     [Reserved]

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

Overview

We are a clinical stage genetic medicines company focused on developing transformative therapies for CNS disorders. Our vision is to finally fulfill the promise of gene therapy by developing groundbreaking therapies that transform the lives of patients with CNS diseases. The field of genetic medicine is rapidly expanding and we believe we have a differentiated approach to developing treatments for CNS disorders that enables us to select and advance product candidates with a higher probability of technical and regulatory success. We have entered into a strategic research collaboration with the Trustees of the University of Pennsylvania’s, or Penn’s, Gene Therapy Program, or GTP, headed by Dr. James Wilson, a leader in the genetic medicines field. We also leverage our close working relationship with Penn’s Orphan Disease Center, or ODC, to develop historical and prospective comparable natural history patient profiles for comparison to participants in interventional trials. Through this collaboration we have assembled a deep portfolio of genetic medicine product candidates, including our three clinical product candidates, all of which we retain global rights.

We were incorporated in July 2017 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to acquiring and developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. Historically, we have funded our operations through the sale of convertible preferred stock and public offerings of common stock. Our net losses were $185.4 million and $112.2 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $356.3 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $315.8 million. We expect our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expense and capital expenditures requirements until the end of 2023.

COVID-19 Impact

We are continuing to proactively monitor and assess the current coronavirus disease 2019, or COVID-19, global pandemic. Since early March 2020, we have activated a management team task force to assess the potential impact on our business that may result from this rapidly evolving crisis and to avoid any unnecessary potential delays to our programs. The safety and well-being of employees, patients and partners is our highest priority.

As we diligently work to activate sites for our clinical programs, we are experiencing some impacts to our site initiation activities related to COVID-19, such as meeting delays with various investigational review bodies or ethics committees that have prioritized COVID-19 related clinical trials and staffing levels at site hospitals. For example, the clinical initiation of our upliFT-D clinical study for PBFT02 and the GALax-C clinical study for PBKR03 were substantially impacted by COVID-19-related issues. Our expected timelines for clinical trials could be further delayed by these impacts.

Financial Operations Overview

License Agreement

University of Pennsylvania

We have a research, collaboration and licensing agreement, as amended, or the Penn Agreement, with Penn, for research and development collaborations and exclusive license rights to patents for certain products and technologies. Under the Penn Agreement, we have the obligation to fund certain research relating to the preclinical development of selected products in research programs as well as the new exploratory research program in non-rare and/or non-monogenic (or large) CNS indications, initially Alzheimer’s Disease, or AD, and Temporal Lobe Epilepsy, or TLE. We also fund discovery research conducted by Penn through August 2026 and will receive exclusive rights, subject to certain limitations, to technologies resulting from the discovery program for products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation improvements. Our discovery research funding commitment is $5.0 million a year for five years, with quarterly payments of $1.3 million through June 2026. Under the Penn Agreement we have eight remaining options available to us to commence additional licensed programs for CNS indications until May 2026. If we were to exercise any of these remaining options, we would owe Penn a non-refundable aggregate fee of $1.0 million, with $0.5 million per product indication paid immediately and another $0.5 million fee owned upon a further developmental milestone.

The Penn Agreement requires that we make payments of up to (i) $16.5 million per product candidate for rare, monogenic disorders in aggregate and (ii) $39.0 million per product candidate in the aggregate arising from the exploratory program for large CNS indications, initially AD and TLE and such other mutually agreed upon large CNS indications. Each payment will be due upon the achievement of specific development milestone events by such licensed product for a first indication, reduced development milestone payments for the second and third indications and no development milestone payments for subsequent indications. In addition, on a product-by-product basis, we are obligated to make up to $55.0 million in sales milestone payments on each licensed product based on annual sales of the licensed product in excess of defined thresholds.

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

We and Penn entered into an amendment, or the Amendment, to the Penn Agreement, on August 3, 2021. Under the Amendment, we and Penn expanded the scope of the collaboration to include certain non-rare and/or non-monogenic, or large, CNS indications, initially AD and TLE and such other mutually agreed upon large CNS indications; included an exploratory research collaboration to identify targets and early product candidates in such large CNS indications; and extended the term to August 3, 2026 by which product candidates for CNS indications may be selected for the entire agreement. The exploratory research program is focused on discovering targets and novel gene therapy candidates for large CNS diseases, initially focused on AD and TLE, and that can be expanded to other large CNS diseases upon mutual agreement. The initial term of the exploratory research program is 3 years, which term can be extended by mutual agreement. During such term we will have an exclusive right of first negotiation to include additional targets to the exploratory research program in the agreed upon large CNS indications. Under the exploratory research program, we will have the right to further develop and commercialize any gene therapy product candidates specific for those selected targets within AD and TLE (and any future large CNS indications that are mutually agreed upon) that arise from the exploratory research programs on substantially the same terms of the current Penn Agreement. The election of any option to any such product candidates will count against our remaining eight options and will trigger the aggregate $1.0 million option fee. As a result, we now will fund discovery research through August 3, 2026, and will now have until August 3, 2026 to exercise our remaining eight options. We made an upfront payment of $5.0 million; will reimburse Penn for expenses incurred in the exploratory research program; and will pay Penn a tiered transaction fee ranging from 1-2% of the net proceeds upon certain change of control events.

Collaboration and Manufacturing and Supply Agreements

Catalent

In June 2019, we entered into a collaboration agreement, or the Collaboration Agreement, with Catalent Maryland, Inc., or Catalent. As part of the Collaboration Agreement, we paid Catalent an upfront fee for the commissioning, qualification, validation and equipping of a dedicated clean room suite, or the Clean Room Suite. We will pay an annual fee for five years for the exclusive use of the Clean Room Suite, which commenced in November 2020 upon its validation.

In April 2020, we entered into a development services and clinical supply agreement, or the Manufacturing and Supply Agreement, with Catalent to secure clinical scale manufacturing capacity for batches of active pharmaceutical ingredients for our gene therapy product candidates. The Manufacturing and Supply Agreement provides for a term of five years which period may be extended once, at our option, for an additional five year-period. The Collaboration Agreement continues to be in effect pursuant to its terms. Under the terms of the Manufacturing and Supply Agreement, Catalent has agreed to manufacture batches of drug product for our gene therapy product candidates at the Clean Room Suite provided for in the Collaboration Agreement. There is a minimum annual purchase commitment owed to Catalent for five years beginning in November 2020, subject to certain inflationary adjustments. The Manufacturing and Supply Agreement provides for a term of five years which period may be extended once, at our option, for an additional five-year period. We have the right to terminate the Manufacturing and Supply Agreement for convenience or other reasons specified in the Manufacturing and Supply Agreement upon prior written notice. If we terminate the Manufacturing and Supply Agreement, we will be obligated to pay an early termination fee to Catalent.

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

Components of Results of Operations

Research and Development and Acquired In-Process Research and Development

Research and development expenses consist primarily of costs incurred in connection with the discovery and development of our product candidates. These expenses include:

●	expenses incurred to conduct the necessary preclinical studies and clinical trials required to obtain regulatory approval, including payments to Penn for preclinical research and development;
●	expenses incurred in obtaining technology licenses related to technology that has not reached technological feasibility and has no alternative future use;
●	personnel expenses, including salaries, benefits and share-based compensation expense for employees engaged in research and development functions;

●	expenses related to funding research performed by third parties, including pursuant to agreements with CROs, as well as investigative sites and consultants that conduct our preclinical studies and clinical trials;
●	expenses incurred under agreements with contract manufacturing organizations, or CMOs, including manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical study and clinical trial materials;
●	expenses and fees paid to consultants who assist with research and development activities; and
●	allocated expenses for facilities costs, including rent, utilities, depreciation and maintenance.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development expenses than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase over the next several years as we increase personnel costs, including share-based compensation, conduct our clinical trials, including later-stage clinical trials, for current and future product candidates and prepare regulatory filings for our product candidates.

Expenses incurred in obtaining technology licenses are expenses as acquired in-process research and development if the technology licensed has not reached technological feasibility and has no alternative future use.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and share-based compensation expense, for employees and consultants in executive, finance, accounting, legal, information technology, commercial, quality, regulatory, operations and human resource functions. General and administrative expense also includes corporate facility costs, including rent, utilities, depreciation and maintenance, not otherwise included in research and development expense, legal expenses related to intellectual property and corporate matters, insurance expense, and expenses for accounting and consulting services.

We expect that our general and administrative expenses will increase in the future to support our continued research and development activities, potential commercialization efforts and continued increased expenses of operating as a public company. These increases will likely include increased expenses related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with the requirements of The Nasdaq Stock Market, LLC and the SEC, insurance and investor relations expenses. If any of our current or future product candidates obtains U.S. regulatory approval, we expect that we would incur significantly increased expenses associated with building a commercial sales and marketing team.

Interest Income, net

Interest income, net consists of interest earned on our cash equivalents and marketable securities, offset by amortization of premium and discount on our marketable securities and fees paid to our external asset manager.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table sets forth our results of operations for the years ended December 31, 2021 and 2020.

	Year ended
	December 31,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$117,673	$81,788	$35,885
Acquired in‑process research and development	8,000	1,000	7,000
General and administrative	60,056	30,114	29,942
Loss from operations	(185,729)	(112,902)	(72,827)
Interest income, net	343	670	(327)
Net loss	$(185,386)	$(112,232)	$(73,154)

Research and Development Expenses

Research and development expenses increased by $35.9 million from $81.8 million for the year ended December 31, 2020 to $117.7 million for the year ended December 31, 2021. The increase was primarily due to increases of: $19.7 million in personnel-related expenses, including share-based compensation, due to an increase in employee headcount in the research and development function and expenses related to the modification of stock options, which increased by $5.5 million; $18.7 million in clinical manufacturing expenses related to manufacturing supply for our clinical product candidates and in preparation of an IND filing for a research program; $10.9 million in clinical operations expenses to support the clinical trials of our clinical product candidates; and, $3.7 million in facility and other expenses. These increases were partially offset by decreases of: $2.5 million in professional services and consulting expense; and, $14.6 million in research and development expenses with Penn, which relates to expenses incurred for preclinical work performed in preparation for IND filings for our clinical programs. We expect that expenses associated with Penn will continue to vary from period to period based on the status of our preclinical pipeline and the timing of preclinical work performed.

We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs on a program-by-program basis. Research and development expenses are summarized by program in the table below:

	Year ended
	December 31,
(in thousands)	2021	2020
Program Specific Expenses
GM1	$16,871	$14,176
FTD‑GRN	15,982	20,944
Krabbe	18,022	17,893
MLD	12,542	3,826
Other Programs and Discovery	10,529	5,042
Unallocated Internal Expenses
Personnel-related (including share-based compensation)	34,956	15,219
Other	8,771	4,688
	$117,673	$81,788

Acquired In-Process Research and Development Expenses

Acquired in-process research and development expenses were $8.0 million for the year ended December 31, 2021 compared to $1.0 million for the year ended December 31, 2020. We incurred $1.5 million in license fees, $1.5 million in fees related to the achievement of a development milestone, and $5.0 million in fees related to the August 2021 amendment with Penn during the year ended December 31, 2021.

General and Administrative Expenses

General and administrative expenses increased by $30.0 million from $30.1 million for the year ended December 31, 2020 to $60.1 million for the year ended December 31, 2021. The increase was primarily due to increases of: $21.8 million in personnel-related and share-based compensation expense due to increases in employee headcount; and, $8.2 million in facility, professional services and other expense related to expanding our operations to support our research and development efforts.

Interest Income, net

Interest income, net was $0.3 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively. Interest income is primarily attributable to interest income earned on our cash, cash equivalents and marketable securities, partially offset by amortization of premium and discount on our marketable securities and fees paid to our external asset manager.

Liquidity and Capital Resources

Overview

Historically, we have funded our operations through the sale of convertible preferred stock and public offerings of common stock. In January 2021, we received $165.8 million in net proceeds from the sale of our common stock. As of December 31, 2021, we had $315.8 million in cash, cash equivalents and marketable securities and had an accumulated deficit of $356.3 million. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expense and capital expenditures until the end of 2023.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect existing stockholders’ rights as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

On March 5, 2021, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may, but are not obligated to, offer and sell, from time to time, shares of our common stock with an aggregate offering price up to $125.0 million through Cowen, as sales agent. No sales of common stock have been made pursuant to this Sales Agreement to date.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Year ended
	December 31,
(in thousands)	2021	2020
Cash used in operating activities	$(126,879)	$(80,520)
Cash used in investing activities	(45,814)	(172,106)
Cash provided by financing activities	166,656	228,754
Net increase (decrease) in cash and cash equivalents	$(6,037)	$(23,872)

Net Cash Used in Operating Activities

During the year ended December 31, 2021, we used $126.9 million of net cash in operating activities, primarily to fund our operations related to the development of our product candidates and related general and administrative support activities. Cash used in operating activities reflected our net loss of $185.4 million, which was partially offset by adjustments to reconcile net loss to net cash used in operating activities of $47.1 million related to acquired in-process research and development expense, share-based compensation, depreciation and amortization, amortization of premium and discount of marketable securities, net and changes in deferred rent as well as a $11.4 million net increase in cash flows resulting from changes in our operating assets and liabilities.

During the year ended December 31, 2020, we used $80.5 million of net cash in operating activities, primarily to fund our operations related to the development of our product candidates. Cash used in operating activities reflected our net loss of $112.2 million, which was partially offset by non-cash charges of $17.3 million related to acquired in-process research and development expense, share-based compensation, depreciation and amortization, amortization of premium and discount, net and changes in deferred rent as well as a $14.4 million net increase in cash flows resulting from changes in our operating assets and liabilities.

Net Cash Used in Investing Activities

During the year ended December 31, 2021, we purchased $202.5 million in marketable securities and had sales and maturities of $182.4 million in marketable securities. Additionally, we used $17.6 million for the purchase of property and equipment and we used $8.0 million to purchase technology rights from Penn.

During the year ended December 31, 2020, we purchased $266.1 million in marketable securities and had sales and maturities of $95.6 million in marketable securities. Additionally, we used $1.1 million for the purchase of property and equipment and we used $0.5 million to purchase technology rights from Penn.

Net Cash Provided by Financing Activities

During the year ended December 31, 2021, financing activities provided $165.8 million from the sale of our common stock, we received $0.9 million from the issuance of common stock under our employee stock purchase plan, we received $0.3 million from the exercise of stock options, partially offset by payments for offering costs of $0.3 million.

During the year ended December 31, 2020, financing activities provided $228.3 million from the sale of our common stock, we received $0.2 million from the issuance of common stock under our employee stock purchase plan, and we received $0.3 million from the exercise of stock options.

Contractual obligations and other commitments

We lease approximately 37,000 square feet of office space in Philadelphia, Pennsylvania. The lease will expire in December 2031. We have an option to extend the term of the lease by up to two additional five-year terms. The aggregate estimated rent payments due over the initial term of the lease is $11.8 million, with rent payments beginning in 2022. The landlord provided us with a tenant improvement allowance of up to $2.8 million.

We lease approximately 62,000 square feet of laboratory space in Hopewell, NJ. The lease will expire in March 2036. The aggregate estimated rent payments due over the initial term of the lease is approximately $40.3 million, with rent payments beginning in 2021. The landlord provided us with a tenant improvement allowance of up to $1.3 million.

Under both the Collaboration Agreement and the Manufacturing and Supply Agreement with Catalent, we have an annual minimum commitment of $10.6 million per year owed to Catalent through November 2025, subject to certain inflationary adjustments. We have the right to terminate the Manufacturing and Supply Agreement for convenience or other reasons specified in the Manufacturing and Supply Agreement upon prior written notice. If we terminate the Manufacturing and Supply Agreement, we will be obligated to pay an early termination fee to Catalent.

Under the Penn Agreement, we agreed to fund discovery research conducted by Penn for five years, beginning in May 2020. Our funding commitment is $5.0 million a year through June 2026.

The contractual obligations and commitments above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. Payments due upon cancellation consisting only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation are not included in the preceding table as the amount and timing of such payments are not known.

The contractual obligations and commitments above do not include any potential milestone or royalty payments that we may be required to make under the Penn Agreement.

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

We accrue an expense for preclinical studies and clinical trial activities performed by Penn and other vendors based on an estimate of progress to completion of specific tasks using facts and circumstances known to us at that time. We determine the estimates by reviewing contracts, vendor agreements and change orders, and through discussions with our internal clinical personnel and external service providers as to the progress to completion of trials or services and the agreed-upon fee to be paid for such services. However, actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending upon a number of factors, including our clinical development plan.

We make estimates of our accrued research and development expenses as of each balance sheet date in our financial statements based on facts and circumstances known at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as expenses in the period that the related goods are consumed or services are performed.

Share-Based Compensation

We recognize compensation costs related to share-based awards granted to employees and directors, including stock options and restricted stock units, based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting share-based compensation, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

We estimate the fair value of stock options using the Black-Scholes option-pricing model, which requires assumptions, including the fair value of our common stock prior to our initial public offering, volatility, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options, and our expected dividend yield. Certain assumptions used in our Black-Scholes option-pricing model represent management’s best estimates and involve a number of variables, uncertainties, and assumptions and the application of management’s judgment, as they are inherently subjective. If any assumptions change, our share-based compensation expense could be materially different in the future.

The subjective assumptions is estimated as follows:

Expected volatility—We do not have sufficient historical trading history based on the length of time we have been a public company. Therefore, the expected volatility is estimated based on the average volatility for a composite of comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies are chosen based on their similar size, stage in the life cycle or area of specialty. As a public company we have and will continue to use the average volatility for comparable publicly traded biotechnology companies until we have sufficient trading history of our own stock commensurate with the estimated expected term of our options.

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

As of December 31, 2021, we held $315.8 million in cash, cash equivalents and marketable securities, all of which was denominated in U.S. dollar assets, and consisting primarily of cash accounts in banking institutions and investments in money market funds, certificates of deposit, commercial paper, corporate bonds and investments in U.S. and non-U.S. treasury securities.

We are also exposed to market risk related to changes in foreign currency exchange rates, as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. For the year ended December 31, 2021, a majority of our expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 8.     Financial Statements and Supplementary Data

PASSAGE BIO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Passage Bio, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Passage Bio, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Philadelphia, Pennsylvania
March 3, 2022

Passage Bio, Inc.

Balance Sheets

	December 31,
(in thousands, except share data)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$128,965	$135,002
Marketable securities	186,808	169,815
Prepaid expenses and other current assets	1,726	1,405
Prepaid research and development	7,567	10,961
Total current assets	325,066	317,183
Property and equipment, net	23,806	2,795
Other assets	6,204	8,029
Total assets	$355,076	$328,007
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,448	$5,265
Accrued expenses and other current liabilities	20,050	15,910
Total current liabilities	29,498	21,175
Deferred rent	6,921	2,077
Other liabilities	-	41
Total liabilities	36,419	23,293

Commitments and Contingencies (note 8)

Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized; 54,244,996 shares issued and 54,244,996 shares outstanding at December 31, 2021 and 45,917,084 shares issued and 45,614,807 shares outstanding at December 31, 2020	5	4
Additional paid‑in capital	675,346	475,617
Accumulated other comprehensive income (loss)	(413)	(12)
Accumulated deficit	(356,281)	(170,895)
Total stockholders’ equity	318,657	304,714
Total liabilities and stockholders’ equity	$355,076	$328,007

See accompanying notes to financial statements.

Passage Bio, Inc.

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except share and per share data)	2021	2020
Operating expenses:
Research and development	$117,673	$81,788
Acquired in‑process research and development	8,000	1,000
General and administrative	60,056	30,114
Loss from operations	(185,729)	(112,902)
Interest income, net	343	670
Net loss	$(185,386)	$(112,232)
Per share information:
Net loss per share of common stock, basic and diluted	$(3.48)	$(2.91)
Weighted average common shares outstanding, basic and diluted	53,343,959	38,615,967
Comprehensive loss:
Net loss	$(185,386)	$(112,232)
Unrealized gain (loss) on marketable securities	(401)	(12)
Comprehensive loss	$(185,787)	$(112,244)

See accompanying notes to financial statements.

Passage Bio, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Convertible preferred stock						Stockholders’ equity (deficit)
										Accumulated other
	Series A‑1		Series A‑2		Series B		Common stock		Additional	comprehensive	Accumulated
(in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid‑in capital	income (loss)	deficit	Total
Balance at January 1, 2020	63,023,258	$74,397	22,209,301	$46,311	33,592,907	$109,897	4,293,039	$—	$2,410	$—	$(58,663)	$(56,253)
Vesting of early exercise option awards	—	—	—	—	—	—	599,202	—	35	—	—	35
Exercise of stock options	—	—	—	—	—	—	99,780	—	208	—	—	208
Issuance of shares in connection with employee stock purchase plan	—	—	—	—	—	—	20,109	—	284	—	—	284
Conversion of convertible preferred stock upon initial public offering	(63,023,258)	(74,397)	(22,209,301)	(46,311)	(33,592,907)	(109,897)	26,803,777	3	230,602	—	—	230,605
Sale of common stock in initial public offering, net of issuance costs of $3,495	—	—	—	—	—	—	13,798,900	1	227,498	—	—	227,499
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	—	—	—	(12)	—	(12)
Share‑based compensation expense	—	—	—	—	—	—	—	—	14,580	—	—	14,580
Net loss	—	—	—	—	—	—	—	—	—	—	(112,232)	(112,232)
Balance at December 31, 2020	—	$—	—	$—	—	$—	45,614,807	$4	$475,617	$(12)	$(170,895)	$304,714

	Stockholders’ equity
	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2021	45,614,807	$4	$475,617	$(12)	$(170,895)	$304,714
Vesting of early exercise option awards	302,277	—	45	—	—	45
Exercise of stock options and vesting of restricted stock units	186,787	—	301	—	—	301
Issuance of shares in connection with employee stock purchase plan	91,125	—	887	—	—	887
Sale of common stock, net of issuance costs of $669	8,050,000	1	165,805	—	—	165,806
Unrealized gain (loss) on marketable securities	—	—	—	(401)	—	(401)
Share‑based compensation expense	—	—	32,691	—	—	32,691
Net loss	—	—	—	—	(185,386)	(185,386)
Balance at December 31, 2021	54,244,996	$5	$675,346	$(413)	$(356,281)	$318,657

See accompanying notes to financial statements.

Passage Bio, Inc.

Statements of Cash Flows

	Year Ended
	December 31,
(in thousands)	2021	2020
Cash flows used in operating activities:
Net loss	$(185,386)	$(112,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in‑process research and development	8,000	1,000
Depreciation and amortization	1,543	800
Share‑based compensation	32,691	14,580
Amortization of premium and discount on marketable securities, net	2,778	633
Deferred rent	2,075	259
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, and other assets	1,842	1,871
Prepaid research and development	3,394	(4,216)
Accounts payable	2,201	4,588
Accrued expenses and other current liabilities	3,983	12,197
Net cash used in operating activities	(126,879)	(80,520)
Cash flows used in investing activities:
Purchases of marketable securities	(202,546)	(266,057)
Sales or maturities of marketable securities	182,374	95,597
Purchases of technology licenses	(8,000)	(500)
Purchases of property and equipment	(17,642)	(1,146)
Net cash used in investing activities	(45,814)	(172,106)
Cash flows provided by financing activities:
Proceeds from issuance of common stock, net of offering costs	165,806	228,262
Payment of offering costs	(338)	—
Proceeds from the exercise of stock options	301	284
Proceeds from the issuance of common stock under employee stock purchase plan	887	208
Net cash provided by financing activities	166,656	228,754
Net increase (decrease) in cash and cash equivalents	(6,037)	(23,872)
Cash and cash equivalents at beginning of year	135,002	158,874
Cash and cash equivalents at end of year	$128,965	$135,002
Supplemental disclosure of non‑cash investing and financing activities:
Unrealized gain (loss) on marketable securities	$(401)	$(12)
Property and equipment in deferred rent	$2,769	$1,314
Property and equipment in accounts payable and accrued expenses and other current liabilities	$2,143	$48
Acquired in‑process research and development in accrued expenses and other current liabilities	$-	$500
Deferred financing costs in accrued expenses and other current liabilities	$-	161
Reclassification of deferred offering costs paid in a prior period	$-	$763
Vesting of early exercise option awards	$45	$35

See accompanying notes to financial statements.

Passage Bio, Inc.

Notes to Financial Statements

1. Nature of Operations

Passage Bio, Inc., or the Company, a Delaware corporation incorporated in July 2017, is a clinical stage genetic medicines company focused on developing transformative therapies for central nervous system diseases, or CNS disorders, with limited or no approved treatment options. The Company has a strategic research collaboration with the Trustees of the University of Pennsylvania’s, or Penn, Gene Therapy Program, or GTP, that provides the Company with access to one of the premier research institutions in the world for the discovery and preclinical development of genetic medicine product candidates and exclusive rights to certain CNS indications. Under this collaboration, GTP conducts discovery and preclinical activities enabling Investigation New Drug, or IND, applications and the Company conducts all clinical development, regulatory strategy, and commercialization activities under the agreement. The Company also has a collaboration agreement and a development services and clinical supply agreement with Catalent Maryland, Inc., or Catalent, for clinical scale manufacturing requirements.

2. Risks and Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $356.3 million as of December 31, 2021. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.

In March 2020, the Company closed its initial public offering, or IPO, in which the Company issued and sold 13,798,900 shares of its common stock, which included shares sold pursuant to an option granted to the underwriters to purchase additional shares, at a public offering price of $18.00 per share for net proceeds of $227.5 million after deducting underwriting discounts, commissions and other offering expenses.

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

In accordance with Accounting Standards Update, or “ASU”, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are certain conditions and

Passage Bio, Inc.

Notes to Financial Statements (cont.)

events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As of the issuance date of these financial statements, the Company expects that its cash, cash equivalents and marketable debt securities will be sufficient to fund its forecasted operating expenses and capital expenditure requirements for at least the next twelve months from the issuance date of these financial statements.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification, or ASC, and ASU promulgated by the Financial Accounting Standards Board, or FASB.

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

Passage Bio, Inc.

Notes to Financial Statements (cont.)

Marketable securities

The Company classifies its marketable securities as available-for-sale, which include certificates of deposit, commercial paper, corporate debt securities, U.S. government debt securities and non-U.S. government debt securities with original maturities of greater than three months from date of purchase. These securities are carried at fair market value, with unrealized gains and losses reported in comprehensive loss and accumulated other comprehensive loss within stockholders’ equity. Gains or losses on marketable securities sold are based on the specific identification method.

Property and Equipment, net

Property and equipment consists of laboratory equipment, office equipment, computer hardware and software, furniture and leasehold improvements and are recorded at cost. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Property and equipment are depreciated on a straight-line basis over their estimated useful lives. The Company estimates useful life on an asset by asset basis, which generally consists of three years for computer hardware and software, five years for office equipment, five years for laboratory equipment and seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

The Company reviews long-lived assets, such as property and equipment, for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, recoverability is measured by comparison of the carrying amount of the assets to estimated future undiscounted cash flows that the assets are expected to generate. If the carrying amount of an asset exceeds its estimated future cash flows, then impairment expense is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the years ended December 31, 2021, and 2020, no impairment expenses were recognized.

Share-based compensation

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company’s share-based compensation consists of restricted stock units, or RSUs, and options to purchase common stock, or options.

The Company uses the Black-Scholes option pricing model to value its stock option awards. Estimating the fair value of share-based awards for stock options requires the input of assumptions, including, the expected term of the options and stock price volatility. The Company accounts for forfeitures for stock option awards as they occur. The expected term of the stock options is estimated using the "simplified method," as the Company has limited historical information from which to develop reasonable expectations about future exercise patterns and post-vesting behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option. For stock price volatility, which is considered the subjective assumption, the Company uses a composite of comparable public company data as a basis for its expected volatility to calculate the fair value of option grants.

The assumptions used in estimating the fair value of share-based awards for stock options represent management’s estimate and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

Research and Development

Research and development costs are expensed as incurred and consist primarily of expenses incurred with Penn, contract research organization, contract manufacturing organizations, and employee-related expenses, including salaries, benefits, and share-based compensation.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

Management makes estimates of the Company’s accrued research and development expenses as of each balance sheet date in the Company’s financial statements based on an estimate of progress to completion of specific tasks using facts and circumstances known to the Company at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual and related expenses accordingly. Nonrefundable advance payments for goods and services, including fees for preclinical services, clinical services, manufacturing services and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as expense in the period that the related goods are consumed or services are performed.

Acquired In-Process Research and Development

Fees paid to obtain research and development technology licenses are recognized as acquired in-process research and development expense if the research and development technology licensed has not reached technological feasibility and has no alternative future use. For the years ended December 31, 2021, and 2020, all fees paid to obtain technology licenses were recognized as acquired in-process research and development expense.

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

Passage Bio, Inc.

Notes to Financial Statements (cont.)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Year Ended December 31,
	2021	2020
Stock options (including shares subject to repurchase at December 31, 2020)	9,416,998	6,928,111
Unvested restricted stock units	290,500	—
Employee stock purchase plan	33,753	4,044
	9,741,251	6,932,155

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than twelve months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. As the Company elected to use the extended transition period for complying with new or revised accounting standards as available under the Jobs Act, the standard is effective for the Company beginning January 1, 2022. The Company will utilize the practical expedients available under ASU No. 2016-02, including, electing the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. In addition, the Company will apply the accounting policy election to not separate lease and non-lease components and the accounting policy election to not apply the recognition requirement under ASU No. 2016-02 to leases with a term of twelve months or less. The Company will not have a material cumulative adjustment to the statement of operations and comprehensive loss on January 1, 2022. The Company expects a material adjustment to the balance sheet in connection with the recognition of right-of-use assets and lease liabilities on January 1, 2022, with right-of-use assets approximating $17.0 million to $24.0 million and lease liabilities approximating $24.0 million to $31.0 million, subject to finalization of the Company’s incremental borrowing rate. The difference between right-of-use assets and lease liabilities relates to adjustments to unamortized balances of deferred rent and lease incentives existing as of December 31, 2021.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which replaces the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 was subsequently updated by ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to clarify that entities should include recoveries when estimating the allowance for credit losses. This guidance is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 and must be adopted using a modified retrospective approach, with certain exceptions. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

4. Cash, cash equivalents and marketable securities

The following table provides details regarding the Company’s portfolio of cash and cash equivalents:

	Cost or
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2021:
Cash accounts in banking institutions	$44,549	$-	$-	$44,549
Money market funds	84,416	-	-	84,416
Total	$128,965	$-	$-	$128,965

December 31, 2020:
Cash accounts in banking institutions	$46,660	$-	$-	$46,660
Money market funds	84,409	-	-	84,409
Commercial paper	3,933	-	-	3,933
Total	$135,002	$-	$-	$135,002

The following table provides details regarding the Company’s portfolio of marketable securities:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2021:
Certificates of deposit	$5,296	$-	$-	$5,296
Commercial paper	26,503	4	(4)	26,503
Corporate debt securities	145,577	10	(418)	145,169
U.S. government securities	1,996	-	(8)	1,988
Non-U.S. government securities	7,849	4	(1)	7,852
Total	$187,221	$18	$(431)	$186,808

December 31, 2020:
Certificates of deposit	$6,115	$-	$-	$6,115
Commercial paper	47,872	7	(2)	47,877
Corporate debt securities	85,593	9	(25)	85,577
U.S. government securities	24,345	1	(2)	24,344
Non-U.S. government securities	5,902	-	-	5,902
Total	$169,827	$17	$(29)	$169,815

S

The contractual maturities of our marketable securities as of December 31, 2021, are as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$103,012	$102,963
Due after one year through five years	84,209	83,845
Total	$187,221	$186,808

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

	Fair value measurement at
	reporting date using
	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
December 31, 2021:
Assets
Cash and cash equivalents:
Money market funds	$84,416	$-	$-
Total cash and cash equivalents	84,416	-	-

Marketable securities:
Certificates of deposit	-	5,296	-
Commercial paper	-	26,503	-
Corporate debt securities	-	145,169	-
U.S. government securities	-	1,988	-
Non-U.S. government securities	-	7,852	-
Total marketable securities	-	186,808	-

Total financial assets	$84,416	$186,808	$-

December 31, 2020:
Assets
Cash and cash equivalents:
Money market funds	$84,409	$-	$-
Commercial paper	-	3,933	-
Total cash and cash equivalents	84,409	3,933	-

Marketable securities:
Certificates of deposit	-	6,115	-
Commercial paper	-	47,877	-
Corporate debt securities	-	85,577	-
U.S. government securities	-	24,344	-
Non-U.S. government securities	-	5,902	-
Total marketable securities	-	169,815	-

Total financial assets	$84,409	$173,748	$-

Passage Bio, Inc.

Notes to Financial Statements (cont.)

6. Property and Equipment, net

Property and Equipment, net, consist of the following:

(in thousands)	December 31, 2021	December 31, 2020
Laboratory equipment	$8,916	$-
Office equipment	621	80
Computer hardware and software	1,028	425
Furniture and fixtures	1,487	272
Leasehold improvements	13,409	1,638
Construction in progress	822	1,314
Total property and equipment	26,283	3,729
Accumulated depreciation and amortization	(2,477)	(934)
	$23,806	$2,795

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Professional fees	$877	$720
Compensation and related benefits	10,014	5,183
Research and development	8,498	9,466
Property and equipment	161	-
Other	500	541
	$20,050	$15,910

8. Commitments and Contingencies

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

As a result of an Amendment in August 2021, the Penn Agreement includes an exploratory research program focused on discovering targets and novel gene therapy candidates for large CNS diseases, initially focused on AD and TLE, and can be expanded to other large CNS diseases upon mutual agreement. The initial term of the exploratory research program is until August 2024, which term can be extended by mutual agreement. During such term, the Company will have an exclusive right of first negotiation to include additional targets to the exploratory research program within the agreed upon large CNS indications. Under the exploratory research program, the Company will have the right to further develop and commercialize any gene therapy product candidates specific for those selected targets within AD and TLE (and any future large CNS diseases that are mutually agreed upon) that may arise from the exploratory research programs on

Passage Bio, Inc.

Notes to Financial Statements (cont.)

substantially the same terms of the current Penn Agreement. The Company made an upfront payment of $5.0 million in connection with the amendment to the Penn Agreement in August 2021; will reimburse Penn for expenses incurred in the exploratory research program; will pay an aggregate of $39.0 million in development milestones for each product candidate for which the Company has exercised its option in large CNS indications, initially AD and TLE and such other mutually agreed upon large CNS indications (in lieu of the milestones set forth in the existing Penn Agreement), in addition to the royalties and commercial milestones for products set forth under the existing Penn Agreement; and will pay Penn a tiered transaction fee ranging from 1-2% of the net proceeds upon certain change of control events.

Under the Penn Agreement, the Company has eight remaining options available to commence additional licensed programs for CNS indications and has until August 3, 2026, to exercise these options. If the Company were to exercise any of these options, it would owe Penn a non-refundable upfront fee of $0.5 million per product indication, with another $0.5 million fee owed upon a further developmental milestone.

The Penn Agreement requires that the Company make payments of up to (i) $16.5 million per product candidate for rare, monogenic disorders in the aggregate and (ii) $39.0 million per product candidate in the aggregate arising from the exploratory program for large CNS indications, initially AD and TLE and such other mutually agreed upon large CNS indications. Each payment will be due upon the achievement of specific development milestone events by such licensed product for a first indication, reduced development milestone payments for the second and third indications and no development milestone payments for subsequent indications. In addition, on a product-by-product basis, the Company is obligated to make up to $55.0 million in sales milestone payments on each licensed product based on annual sales of the licensed product in excess of defined thresholds.

Upon successful commercialization of a product using the licensed technology, the Company is obligated to pay to Penn, on a licensed product-by-licensed product and country-by-country basis, tiered royalties (subject to customary reductions) in the mid-single digits on annual worldwide net sales of such licensed product. In addition, the Company is obligated to pay to Penn a percentage of sublicensing income, ranging from the mid-single digits to low double digits, for sublicenses under the Penn Agreement. The agreement will expire on a licensed product-by-licensed product and country-by-country basis upon the later of (i) the expiration of the last valid claim of the licensed patent rights that covers the exploitation of such licensed product in such country, and (ii) the expiration of the royalty period.

Under the Penn Agreement, the Company incurred research and development expenses of $17.8 million and $32.4 million during the years ended December 2021 and 2020, respectively. During the year ended December 31, 2021, the Company paid Penn $1.5 million related to the achievement of a development milestone, $1.5 million related to option exercises under the Penn Agreement, and a $5.0 million payment related to the August 2021 amendment, which were recognized as in-process research and development expense.

Catalent Agreements

In June 2019, the Company entered into a collaboration agreement, or the Collaboration Agreement, with Catalent. As part of the Collaboration Agreement, the Company paid Catalent an upfront fee for the commissioning, qualification, validation and equipping of a clean room suite, or the Clean Room Suite. Subject to validation of the Clean Room Suite, which was completed in the fourth quarter of 2020, the Company will pay an annual fee for five years for the use of the Clean Room Suite and is also committed to minimum annual purchase commitments.

In April 2020, the Company entered into a development services and clinical supply agreement, or the Manufacturing and Supply Agreement, with Catalent to secure clinical scale manufacturing capacity for batches of active pharmaceutical ingredients for the Company’s gene therapy product candidates. The Manufacturing and Supply Agreement confirms the terms contemplated by the Collaboration Agreement. The Collaboration Agreement continues to be in effect pursuant to its terms.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

Under the terms of the Manufacturing and Supply Agreement, Catalent has agreed to manufacture batches of drug product for the Company’s gene therapy product candidates at the Clean Room Suite at a Catalent facility provided for in the Collaboration Agreement. The Manufacturing and Supply Agreement provides for a term of five years which period may be extended once, at the Company’s option, for an additional five-year period.

The Company has the right to terminate the Manufacturing and Supply Agreement for convenience or other reasons specified in the Manufacturing and Supply Agreement upon prior written notice. If the Company terminates the Manufacturing and Supply Agreement, it will be obligated to pay an early termination fee to Catalent.

Under both the Collaboration Agreement and the Manufacturing and Supply Agreement, the Company has an annual minimum commitment of $10.6 million per year owed to Catalent for five years from the validation of the Clean Room, subject to certain inflationary adjustments. For the years ended December 31, 2021 and 2020, the Company paid amounts in excess of the minimum commitment.

Operating Leases

The Company leased office space in Philadelphia, Pennsylvania under a noncancelable lease, as amended. The lease was classified as an operating lease and the Company recognized rent expense on a straight-line basis over the lease term. The lease was terminated in February 2021.

In April 2020, the Company entered into a new lease agreement, or New Lease Agreement, for larger office space in Philadelphia to accommodate the Company’s continued growth and serve as the new corporate headquarters. The New Lease Agreement commenced in February 2021 and expires in December 2031. The Company has an option to extend the term of the New Lease Agreement by up to two five-year terms. The landlord provided the Company with a tenant improvement allowance of up to $2.8 million, for which the related expenditures were paid directly by the landlord. The expenditures were recorded as leasehold improvements with a corresponding amount recorded as a lease liability incentive within deferred rent in the balance sheet.

In December 2020, the Company entered into a lease agreement for laboratory space, or Laboratory Lease Agreement, in Hopewell, New Jersey. The laboratory is initially focused on state-of-the-art analytical capabilities, assay development and validation, and clinical product testing to support both viral vector manufacturing and clinical development. The Laboratory Lease Agreement commenced in March 2021 and is expected to expire in 2036. The Company has an option to extend the term of the Laboratory Lease Agreement by up to two five-year terms. The landlord provided the Company with a tenant improvement allowance of $1.3 million in connection with the Laboratory Lease Agreement, for which the related expenditures were paid by the Company and will be reimbursed by the landlord. As of December 31, 2021, $1.3 million of leasehold improvements related to the tenant improvement allowance was recorded as a lease liability incentive within deferred rent and the remaining receivable from the landlord of $0.3 million was recorded within prepaid expenses and other current assets. As of December 31, 2021, the Company received $1.0 million of reimbursement from the landlord related to the tenant improvement allowance, which is reflected as an operating inflow in the statement of cash flows.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

The future minimum lease payments under the Company’s lease arrangements as of December 31, 2021 are as follows:

(in thousands)
2022	$2,884
2023	3,453
2024	3,550
2025	3,651
2026	3,754
Thereafter	33,534
$50,826

The Company recognized rent expense of $3.4 million and $0.6 million during the years ended December 31, 2021 and 2020, respectively, related to its operating leases.

Employment Agreements

The Company has entered into employment agreements with key personnel providing for compensation and severance in certain circumstances, as described in the respective employment agreements.

Patent Infringement Claim

On February 18, 2020, the Company received a letter from REGENXBIO Inc., or Regenx, which stated its view that the use of the Company’s AAVhu68 capsid infringes patent claims to which Regenx has an exclusive license and which expire in 2024. Regenx also stated that it has exclusive licenses to various pending patent applications regarding the use of AAV vectors administered via instar-cisterna magna injection, and that these applications may lead to issued claims that Regenx believes may, if issued, cover the Company’s planned method of administration for the Company’s clinical product candidates. The Company believes it has valid defenses to the issued claims set forth by Regenx relating to AAVhu68. Further, the prosecution of pending patent applications is highly uncertain, and it is unclear whether any patents will be issued from these pending Regenx patent applications at all, much less with claims that are relevant to the administration of the Company’s product candidates. Regenx also requested information regarding the Company’s relationship with Dr. Wilson while he was serving as an advisor to Regenx. Regenx’s letter also offers to discuss licensing the applicable patent portfolios from them. In April 2020, the Company responded to Regenx indicating that it does not believe it requires a license to any of the specified Regenx patents or patent applications at this time, and that it found that Dr. Wilson’s relationship with the Company was consistent with his obligations to Regenx. The Company will continue to monitor the situation and, if necessary, take appropriate actions, which may include responding to further correspondence from Regenx, and engaging in discussions with Regenx regarding their claims. If any such patents were enforceable and such claims were ultimately successful, the Company might require a license to continue to use and sell any product candidates using such AAV vector.

9. Convertible Preferred Stock and Common Stock

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

Passage Bio, Inc.

Notes to Financial Statements (cont.)

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

On March 5, 2021, the Company entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which the Company may, but are not obligated to, offer and sell, from time to time, shares of the Company’s common stock with an aggregate offering price up to $125.0 million through Cowen, as sales agent. No sales of common stock have been made pursuant to this Sales Agreement to date.

10. Share-Based Compensation

Equity Incentive Plans

The Company has three equity incentive plans: the 2018 Equity Incentive Plan, as amended, or the 2018 Plan, the 2020 Equity Incentive Plan, or the Incentive Plan, and the 2021 Equity Inducement Plan, or the Inducement Plan. New awards can only be granted under the Incentive Plan and Inducement Plan.

The total number of shares authorized under the Incentive Plan as of December 31, 2021 was 7,658,677. Of this amount, 3,637,509 shares were available for future grants as of December 31, 2021. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021 and continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. As a result, the number of shares authorized for issuance under the Incentive Plan increased by 2,712,249 and 2,295,854 shares in January 2022 and 2021, respectively.

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

The Inducement Plan was approved by the Company’s board of directors in July 2021. The total number of shares authorized under the Inducement Plan was 1,000,000. Of this amount, 12,900 shares were available for future grants as of December 31, 2021. The Inducement Plan provides for the granting of nonqualified stock options and restricted stock awards to employees hired by the Company, as determined by the Company’s board of directors. The Company’s stock options under the Inducement Plan vest based on the terms in each award agreement and have a term of ten years. The Company’s restricted stock units vest based on the terms in each award agreement and have a term based on each award agreement.

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded share-based compensation expense in the following expense categories in its accompanying statements of operations for the period presented:

	Year Ended December 31,
(in thousands)	2021	2020
Research and development	$15,432	$5,525
General and administrative	17,259	9,055
	$32,691	$14,580

Passage Bio, Inc.

Notes to Financial Statements (cont.)

During the year ended December 31, 2020, the Company modified certain awards and recognized $0.7 million related to the modifications, $0.6 million of which was recognized in research and development expense and $0.1 million was recognized in general and administrative expense.

During the year ended December 31, 2021, the Company modified certain awards and recognized $7.4 million related to the modifications, $6.1 million of which was recognized in research and development expense and $1.3 million was recognized in general and administrative expense. The terms of such modifications included, on an awards-by-award basis, acceleration of the vesting period and extensions of the post-employment period to exercise.

The following table summarizes stock option activity for the year ended December 31, 2021:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2021	6,928,111	$12.36	9.0
Granted	3,980,889	16.46
Exercised	(146,787)	2.06
Forfeited	(1,345,215)	15.97
Outstanding at December 31, 2021	9,416,998	$13.72	8.6
Vested and Exercisable at December 31, 2021	3,651,983	$12.11	8.0
Vested or expected to vest at December 31, 2021	9,416,998	$13.72	8.6

As of December 31, 2021, 1,308,244 options to purchase common stock are unvested, but exercisable, under early exercise provisions as described below.

The weighted-average grant date fair value of options granted was $12.75 and $11.54 for the years ended December 31, 2021 and 2020, respectively.

The aggregate intrinsic value of options exercised was $1.3 and $2.0 million and during the year ended December 31, 2021 and 2020, respectively.

The aggregate intrinsic value of options outstanding as of December 31, 2021 was $1.6 million and the aggregate intrinsic value of options exercisable as of December 31, 2021 was $1.4 million.

As of December 31, 2021, the total unrecognized compensation expense related to unvested stock option awards was $58.8 million, which the Company expects to recognize over a weighted-average period of 2.8 years.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Year Ended December 31,
	2021		2020
Expected volatility	99.0%		95.7%
Risk‑free interest rate	0.9%		1.2%
Expected term	6.0	years	6.1	years
Expected dividend yield	—		—

Passage Bio, Inc.

Notes to Financial Statements (cont.)

The 2018 Plan and 2020 Plan provide certain holders of stock options an election to early exercise prior to vesting. The Company has the right to repurchase early exercised options without transferring any appreciation in the value of the underlying shares to the employee if the employee terminates employment before the end of the original vesting period. The repurchase price is the lesser of the original exercise price or the then fair value of the Company’s common stock. There were no early exercises of options during the year ended December 31, 2021.

The following table summarizes activity relating to early exercises of stock options during the year ended December 31, 2021:

Number of shares
Unvested balance at January 1, 2021	302,277
Vested	(302,277)
Unvested balance at December 31, 2021	—

Nonrecourse Promissory Notes with Related Parties

In February 2019, two of the Company’s then executive officers, elected to early exercise 688,875 and 309,994 stock options, respectively, in exchange for cash proceeds of $0.2 million and nonrecourse promissory notes, or the Notes, of $0.8 million. The Notes bore interest at 2.91% and were secured by the underlying shares of common stock that were issued. In January 2020, the Company forgave the Notes and associated interest related to the early exercise of stock options. An aggregate of 406,897 shares that were previously not considered outstanding for accounting purposes due to being secured by the Notes became outstanding upon the forgiveness of the Notes in January 2020.

During the year-ended December 31, 2021, the Company accelerated the vesting of each executive officer’s early exercise of stock options awards in relation to each of their separations from the Company such that all early exercised stock options were vested for accounting purposes as of December 31, 2021.

Restricted Stock Units

The Company issues RSUs to employees that vest over periods as determined by the board of directors. Any unvested shares are forfeited upon termination of services. The fair value of the RSUs is equal to the fair market value of the Company’s common stock on the date of grant. Compensation expense is recognized straight-line over the vesting period of the RSUs.

The following table summarizes activity related to RSU awards during the year ended December 31, 2021:

		Weighted average
	Number of shares	grant date fair value
Unvested balance at January 1, 2021	—	$—
Granted	360,500	$15.54
Vested	(40,000)	18.85
Forfeited	(30,000)	$18.48
Unvested balance at December 31, 2021	290,500	$14.78

As of December 31, 2021, the total unrecognized expense related to all RSUs was $3.5 million, which the Company expects to recognize over a weighted-average period of 3.0 years.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan, or the ESPP, became effective on February 28, 2020. The total number of shares authorized under the ESPP as of December 31, 2021, was 893,170 shares of the Company’s common stock. Of this amount, 781,936 shares were available for future grants as of December 31, 2021. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year, commencing on January 1, 2021 and continuing for ten years, in an amount equal to one percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. As a result, the number of shares authorized for issuance under the ESPP increased by 542,449 and 459,170 shares in January 2022 and 2021, respectively.

Under the ESPP, eligible employees can purchase the Company’s common stock through accumulated payroll deductions at such times as are established by the compensation committee. Eligible employees may purchase the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock on the first day of the offering period or on the last day of the offering period. Eligible employees may contribute up to 15% of their eligible compensation. Under the ESPP, a participant may not accrue rights to purchase more than $25,000 worth of the Company’s common stock for each calendar year in which such right is outstanding. During the years ended December 31, 2021 and 2020, 91,125 and 20,109 shares, respectively, were purchased under the ESPP.

In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock at 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $0.4 million and $0.2 million during the years ended December 31, 2021 and 2020, respectively, related to the ESPP.

11. Income Taxes

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$42,351	$23,464
Research and development credits	22,244	8,959
Collaboration and license agreement	3,976	1,463
Capitalized research and development	51,806	23,150
Share-based compensation	11,245	4,125
Accrued expenses and other	3,431	1,801
Gross deferred tax assets	135,053	62,962
Less: valuation allowance	(135,053)	(62,962)
Net deferred tax asset	$—	$—

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of December 31, 2021 and

Passage Bio, Inc.

Notes to Financial Statements (cont.)

2020. The valuation allowance increased by $72.1 million and $44.6 million during the years ended December 31, 2021 and 2020, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended
	December 31,
	2021	2020
Federal tax benefit at statutory rate	21.0%	21.0%
State tax, net of federal benefit	11.9	12.6
Permanent differences	(1.1)	(0.3)
Research and development	7.1	6.5
Change in valuation allowance	(38.9)	(39.8)
	—%	—%

The following table summarizes carryforwards of federal, state and local net operating losses (NOL) and research and development and orphan drug tax credits:

	December 31,
(in thousands)	2021	2020
Federal	$126,551	$69,317
State	126,547	69,313
Local	116,301	69,053
Research tax credits	22,244	8,958

The NOL carryforwards begin expiring in 2037 for federal and state income tax purposes, however; all federal NOL carryforwards generated subsequent to January 1, 2018, are able to be carried forward indefinitely. The NOL carryforwards for local income taxes related to the city of Philadelphia begin expiring in 2022. As of December 31, 2021, the Company also had federal research and development and orphan drug tax credit carryforwards of $22.2 million that will begin to expire in 2038, unless previously utilized.

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

The Company will recognize interest and penalties related to uncertain tax positions as a component of interest income, net. As of December 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. Tax years from 2018 and after remain subject to examination by the taxing jurisdictions. The NOL and tax carryforwards remain subject to review until utilized.

12. Subsequent Events

None.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control – Integrated Framework (2013). Based on our assessment, our management has concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. For as long as we remain an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.    Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(3)	Exhibits.
Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation, dated March 3, 2020.	10-Q	001-39231	May 11, 2020

3.2	Amended and Restated Bylaws, dated March 26, 2020.	8-K	001-39231	March 27, 2020

4.1	Form of Common Stock Certificate	S-1/A	333-236214	February 18, 2020

4.2	Amended and Restated Investors' Rights Agreement, dated August 21, 2019, by and among the Registrant and certain of its stockholders.	S-1	333-236214	February 3, 2020

4.3	Description of Registrant’s Securities	10-K	001-39231	March 3, 2021

10.1†˄	Development Services and Clinical Supply Agreement, dated April 13, 2020, by and between the Registrant and Catalent Maryland, Inc.	10-Q	001-39231	May 11, 2020

10.3	Lease, dated April 10, 2020, by and between the Registrant and Commerce Square Partners - Philadelphia Plaza, L.P.	10-Q	001-39231	May 11, 2020

10.4	First Amendment to Lease, dated April 10, 2020, by and between the Registrant and Philadelphia Plaza – Phase II LP	10-Q	001-39231	May 11, 2020

10.5	Form of Indemnification Agreement between the Registrant and its directors and officers	S-1	333-236214	February 3, 2020

10.6	Amended and Restated 2018 Equity Incentive Plan, as amended, and forms of award agreements.	S-1	333-236214	February 3, 2020

10.7	2020 Equity Incentive Plan of the Registrant, and forms of award agreements.	S-1/A	333-236214	February 18, 2020

10.8	2020 Employee Stock Purchase Plan of the registrant	S-1/A	333-236214	February 18, 2020

10.9+	Amended and Restated Employment Agreement dated February 14, 2020, by and between the Registrant and Bruce Goldsmith.	S-1/A	333-236214	February 18, 2020

10.10	Consulting Agreement, dated January 8, 2019, as amended on January 31, 2020, by and between the Registrant and James Wilson, M.D., Ph.D.	S-1	333-236214	February 3, 2020

10.11†˄	Amended and Restated Sponsored Research, Collaboration and License Agreement, dated May 5, 2020, by and between the Registrant and The Trustees of the University of Pennsylvania.	10-Q	001-39231	August 13, 2020

10.12˄

Amendment No. 1, dated August 13, 2020, to the Amended and Restated Sponsored Research, Collaboration and License Agreement by and between the Registrant and the Trustees of the University of Pennsylvania

		10-Q	001-39231	November 10, 2020

10.13˄

Amendment No. 2, dated November 2, 2020, to the Amended and Restated Sponsored Research, Collaboration and License Agreement by and between the Registrant and the Trustees of the University of Pennsylvania

		S-1	333-252313	January 19, 2021

10.14†˄

Amendment No. 3, dated December 9, 2020, to the Amended and Restated Sponsored Research, Collaboration and License Agreement by and between the Registrant and the Trustees of the University of Pennsylvania

		S-1	333-252313	January 19, 2021

10.15˄	Lease, dated December 15, 2020 by and between the Registrant and Hopewell Campus Owner, LLC	8-K	001-39231	December 18, 2020

10.16	2021 Equity Inducement Plan	S-8	333-25800	July 19, 2021
10.17†˄

Amendment No. 4, dated June 2, 2021, to the Amended and Restated Sponsored Research, Collaboration and License Agreement by and between the Registrant and the Trustees of the University of Pennsylvania

X
10.18

Amendment No. 5, dated August 3, 2021, to the Amended and Restated Sponsored Research, Collaboration and License Agreement by and between the Registrant and the Trustees of the University of Pennsylvania

		10-Q	0013-39231	November 4, 2021
10.19†˄

Amendment No. 6, dated November 12, 2021, to the Amended and Restated Sponsored Research, Collaboration and License Agreement by and between the Registrant and the Trustees of the University of Pennsylvania

X
10.20†˄

Amendment No. 7, dated December 3, 2021, to the Amended and Restated Sponsored Research, Collaboration and License Agreement by and between the Registrant and the Trustees of the University of Pennsylvania

X
10.21+	Employment Agreement, dated August 23, 2021 by and between the Registrant and Simona King.	10-Q	0013-39231	November 4, 2021
10.22+†	Employment Agreement, dated March 5, 2021 by and between the Registrant and Eliseo Salinas.				X
10.23+†	Separation Agreement, dated October 30, 2021 by and between the Registrant and Jill Quigley.				X
23.1	Consent of KPMG LLP, an independent registered public accounting firm.				X

24.1	Power of Attorney. Reference is made to the signature page hereto.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to				X

Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL).	X

+	Indicates management contract or compensatory plan, contract or agreement.
†	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulations S-K.
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

PASSAGE BIO, INC.

Date: March 3, 2022	By:	/s/ Bruce Goldsmith, Ph.D
	Name:	Dr. Bruce Goldsmith, Ph.D.
	Title:	Chief Executive Officer and President

Date: March 3, 2022	By:	/s/ Simona King
	Name:	Simona King
	Title:	Chief Financial Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Bruce Goldsmith, Ph.D., Simona King and Edgar B. Cale, and each of them, with full power of substitution and resubstitution, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bruce Goldsmith, Ph.D	President, Chief Executive Officer and Director	March 3, 2022
Bruce Goldsmith, Ph.D	(Principal Executive Officer)
/s/ Simona King	Chief Financial Officer and Corporate Secretary	March 3, 2022
Simona King	(Principal Financial and Accounting Officer)
/s/ Maxine Gowen, Ph.D.	Director	March 3, 2022
Maxine Gowen, Ph.D.
/s/ Athena Countouriotis, M.D.	Director	March 3, 2022
Athena Countouriotis, M.D.
/s/ Saqib Islam	Director	March 3, 2022
Saqib Islam
/s/ Sandip Kapadia	Director	March 3, 2022
Sandip Kapadia
/s/ Liam Ratcliffe M.D., Ph.D.	Director	March 3, 2022
Liam Ratcliffe M.D., Ph.D.
/s/ Derrell Porter, M.D.	Director	March 3, 2022
Derrell Porter, M.D.
/s/ Tom Woiwode, Ph.D.	Director	March 3, 2022
Tom Woiwode, Ph.D.