Form 10-Q
period 2022-03-31
Passage BIO, Inc.
filed 2022-05-16
CIK 1787297

Y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, the registrant had 54,307,691 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Passage Bio, Inc.

Balance Sheets

	(Unaudited)
(in thousands, except share data)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$101,614	$128,965
Marketable securities	165,476	186,808
Prepaid expenses and other current assets	2,835	1,726
Prepaid research and development	13,076	7,567
Total current assets	283,001	325,066
Property and equipment, net	24,292	23,806
Right of use assets - operating leases	20,212	-
Other assets	5,719	6,204
Total assets	$333,224	$355,076
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,135	$9,448
Accrued expenses and other current liabilities	15,227	20,050
Operating lease liabilities	3,119	-
Total current liabilities	27,481	29,498
Operating lease liabilities - noncurrent	24,432	-
Deferred rent	-	6,921
Total liabilities	51,913	36,419

Commitments and Contingencies (note 9)

Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized; 54,307,691 shares issued and outstanding at March 31, 2022 and 54,244,996 shares issued and outstanding at December 31, 2021	5	5
Additional paid‑in capital	681,732	675,346
Accumulated other comprehensive income (loss)	(1,334)	(413)
Accumulated deficit	(399,092)	(356,281)
Total stockholders’ equity	281,311	318,657
Total liabilities and stockholders’ equity	$333,224	$355,076

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2022	2021
Operating expenses:
Research and development	$26,213	$24,970
Acquired in‑process research and development	1,500	1,500
General and administrative	15,099	12,464
Loss from operations	(42,812)	(38,934)
Interest income, net	1	52
Net loss	$(42,811)	$(38,882)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.79)	$(0.76)
Weighted average common shares outstanding, basic and diluted	54,275,751	51,331,449
Comprehensive loss:
Net loss	$(42,811)	$(38,882)
Unrealized gain (loss) on marketable securities	(921)	5
Comprehensive loss	$(43,732)	$(38,877)

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Stockholders’ Equity

(Unaudited)

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2022	54,244,996	$5	$675,346	$(413)	$(356,281)	$318,657
Exercise of stock options and vesting of restricted stock units	62,695	—	49	—	—	49
Unrealized gain (loss) on marketable securities and cash equivalents	—	—	—	(921)	—	(921)
Share‑based compensation expense	—	—	6,337	—	—	6,337
Net loss	—	—	—	—	(42,811)	(42,811)
Balance at March 31, 2022	54,307,691	$5	$681,732	$(1,334)	$(399,092)	$281,311

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2021	45,614,807	$4	$475,617	(12)	(170,895)	304,714
Vesting of early exercise option awards	173,117	—	41	—	—	41
Exercise of stock options	10,400	—	81	—	—	81
Sale of common stock, net of issuance costs of $669	8,050,000	1	165,804	—	—	165,805
Unrealized gain (loss) on marketable securities	—	—	—	5	—	5
Share-based compensation expense	—	—	9,740	—	—	9,740
Net loss	—	—	—	—	(38,882)	(38,882)
Balance at March 31, 2021	53,848,324	$5	$651,283	$(7)	$(209,777)	$441,504

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Cash flows used in operating activities:
Net loss	$(42,811)	$(38,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in‑process research and development	1,500	1,500
Depreciation and amortization	883	211
Share‑based compensation	6,337	9,740
Amortization of premium and discount on marketable securities, net	875	848
Deferred rent	-	(647)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, and other assets	(624)	(1,366)
Prepaid research and development	(5,509)	975
Right of use assets and operating lease liabilities	418	-
Accounts payable	(957)	592
Accrued expenses and other current liabilities	(4,823)	(3,689)
Net cash used in operating activities	(44,711)	(30,718)
Cash flows used in investing activities:
Purchases of marketable securities	(37,402)	(60,325)
Sales or maturities of marketable securities	56,938	41,229
Purchases of technology licenses	(1,500)	(500)
Purchases of property and equipment	(725)	(801)
Net cash provided by (used in) investing activities	17,311	(20,397)
Cash flows provided by financing activities:
Proceeds from issuance of common stock, net of offering costs	-	165,805
Payment of offering costs	-	(252)
Proceeds from the exercise of stock options	49	81
Net cash provided by financing activities	49	165,634
Net increase (decrease) in cash and cash equivalents	(27,351)	114,519
Cash and cash equivalents at beginning of year	128,965	135,002
Cash and cash equivalents at end of period	$101,614	$249,521
Supplemental disclosure of non‑cash investing and financing activities:
Unrealized gain (loss) on marketable securities	$(921)	$(5)
Property and equipment in accounts payable and accrued expenses and other current liabilities	$644	$420
Property and equipment in deferred rent	$-	$2,769
Acquired in-process research and development in accrued expenses and other current liabilities	$-	$1,500
Offering costs in accounts payable	$-	$29
Vesting of early exercise option awards	$-	$41
Right of use assets recognized upon the adoption of Topic 842	$(20,375)	$-
Operating lease liabilities recognized upon the adoption of Topic 842	$27,296	$-

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

1. Nature of Operations

Passage Bio, Inc., or the Company, a Delaware corporation incorporated in July 2017, is a clinical stage genetic medicines company focused on developing transformative therapies for central nervous system, or CNS disorders, with limited or no approved treatment options. The Company has a strategic research collaboration with the Trustees of the University of Pennsylvania’s, or Penn, Gene Therapy Program, or GTP, that provides the Company with access to one of the premier research institutions in the world for the discovery and preclinical development of genetic medicine product candidates and exclusive rights to certain CNS indications. Under this collaboration, GTP conducts discovery and preclinical activities enabling Investigational New Drug, or IND, applications and the Company conducts all clinical development, regulatory strategy, and commercialization activities under the agreement. The Company also has a collaboration agreement and a development services and clinical supply agreement with Catalent Maryland, Inc., or Catalent, for clinical scale manufacturing requirements.

2. Risks and Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $399.1 million as of March 31, 2022. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.

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

In accordance with Accounting Standards Update, or ASU, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As of the issuance date of these financial statements, the Company expects that its cash, cash equivalents and marketable debt securities will be sufficient to fund its forecasted operating expenses and capital expenditure requirements for at least the next twelve months from the issuance date of these financial statements.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

3. Summary of Significant Accounting Policies

The Company’s complete summary of significant accounting policies can be found in “Note 3. Summary of Significant Accounting Policies” in the audited financial statements included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2021.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Updates promulgated by the Financial Accounting Standards Board, or FASB.

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission, or SEC, which permits reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying balance sheets, statements of operations, convertible preferred stock and stockholders’ equity, and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2021 Annual Report filed on Form 10-K.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

Cash and cash equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of March 31, 2022 consisted of money market funds, certificates of deposit, commercial paper and corporate debt securities. Cash consists of cash deposits at banking institutions.

Marketable securities

The Company classifies its marketable securities as available-for-sale, which include commercial paper, certificates of deposit, corporate debt securities and United States, or U.S., government and non-U.S. government debt securities with original maturities of greater than three months. These securities are carried at fair market value, with unrealized gains and losses reported in comprehensive loss and accumulated other comprehensive income (loss) within stockholders’ equity. Gains or losses on marketable securities sold are recognized on the specific identification method.

Offering costs

The Company capitalizes costs directly associated with equity financings until such financings are consummated, at which time such costs are recorded in additional paid-in capital against the gross proceeds of the equity financings. Costs associated with the shelf registration statement on Form S-3 have been capitalized and will be reclassified to additional paid in capital on a pro rata basis when the Company completes offerings under the shelf registration. At the end of the three-year term of the shelf registration, the remaining deferred offering costs, if any, will be expensed to operations. As of March 31, 2022 and December 31, 2021, $0.4 million of such deferred costs are included in other assets on the balance sheets.

Share-based compensation

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards.

Estimating the fair value of share-based awards requires the input of subjective assumptions, including, for stock options, stock price volatility. The Company accounts for forfeitures for stock option awards as they occur. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in estimating the fair value of share-based awards represent management's estimate and involve inherent uncertainties and the application of management's judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

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

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Three Months Ended March, 31
	2022	2021
Stock options	10,650,128	8,708,503
Unvested restricted stock units	428,500	170,000
Employee stock purchase plan	197,655	32,821
	11,276,283	8,911,324

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases Topic 842, or ASU 2016-02, which requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. The Company adopted ASU 2016-02 on January 1, 2022 using the modified retrospective transition method and elected the following transition practical expedients: (i) to not reassess lease identification, lease classification and initial indirect costs related to those leases entered into prior to the adoption of Topic 842; and (ii) to not separate lease and non-lease components for the Company’s operating lease portfolio. The Company recorded an operating lease right-of-use asset and lease liability of $20.4 million and $27.3 million respectively, related to the adoption of the Topic 842. See note 8 for further details.

Recently Issued Accounting Pronouncements

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

4. Cash, cash equivalents and marketable securities

The following table provides details regarding the Company’s portfolio of cash and cash equivalents:

	Cost or
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
March 31, 2022:
Cash accounts in banking institutions	$28,450	$-	$-	$28,450
Money market funds	60,000	-	-	60,000
Certificates of deposit	3,901	-	-	3,901
Commercial paper	8,736	3	-	8,739
Corporate debt securities	524	-	-	524
Total	$101,611	$3	$-	$101,614

December 31, 2021
Cash accounts in banking institutions	$44,549	$-	$-	$44,549
Money market funds	84,416	-	-	84,416
Total	$128,965	$-	$-	$128,965

The following table provides details regarding the Company’s portfolio of marketable securities:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
March 31, 2022:
Certificates of deposit	$5,191	$-	$(30)	$5,161
Commercial paper	37,978	-	(112)	37,866
Corporate debt securities	111,774	1	(1,158)	110,617
U.S. government securities	9,889	-	(38)	9,851
Non-U.S. government securities	1,981	-	-	1,981
Total	$166,813	$1	$(1,338)	$165,476

December 31, 2021
Certificates of deposit	$5,296	$-	$-	$5,296
Commercial paper	26,503	4	(4)	26,503
Corporate debt securities	145,577	10	(418)	145,169
U.S. government securities	1,996	-	(8)	1,988
Non-U.S. government securities	7,849	4	(1)	7,852
Total	$187,221	$18	$(431)	$186,808

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

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

	Fair value measurement at
	reporting date using
	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
March 31, 2022:
Assets
Cash and cash equivalents:
Money market funds	$60,000	$-	$-
Certificates of deposit	-	3,901	-
Commercial paper	-	8,739	-
Corporate debt securities	-	524	-
Total cash and cash equivalents	60,000	13,164	-

Marketable securities:
Certificates of deposit	-	5,161	-
Commercial paper	-	37,866	-
Corporate debt securities	-	110,617	-
U.S. government securities	-	9,851	-
Non-U.S. government securities	-	1,981	-
Total marketable securities	-	165,476	-

Total financial assets	$60,000	$178,640	$-

December 31, 2021
Assets
Cash and cash equivalents:
Money market funds	$84,416	$-	$-
Total cash and cash equivalents	84,416	-	-

Marketable securities:
Certificates of deposit	-	5,296	-
Commercial paper	-	26,503	-
Corporate debt securities	-	145,169	-
U.S. government securities	-	1,988	-
Non-U.S. government securities	-	7,852	-
Total marketable securities	-	186,808	-

Total financial assets	$84,416	$186,808	$-

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

6. Property and Equipment, net

Property and Equipment, net, consist of the following:

(in thousands)	March 31, 2022	December 31, 2021
Laboratory equipment	$9,494	$8,916
Office equipment	621	621
Computer hardware and software	1,103	1,028
Furniture and fixtures	1,519	1,487
Leasehold improvements	14,111	13,409
Construction in progress	804	822
Total property and equipment	27,652	26,283
Accumulated depreciation and amortization	(3,360)	(2,477)
	$24,292	$23,806

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Professional fees	$921	$877
Compensation and related benefits	4,864	10,014
Research and development	7,319	8,498
Property and equipment	-	161
Other	2,123	500
	$15,227	$20,050

8. Leases

On January 1, 2022, the Company adopted ASU No. 2016-02, Leases, using a modified retrospective approach and recorded operating lease right-of-use, or ROU, assets and operating lease liabilities of $20.4 million and $27.3 million, respectively, related to the Company’s Lease Agreement and Laboratory Lease Agreement, or collectively, the Leases, which are each defined below. The Company elected the package of practical expedients available under ASU No. 2016-02 and as such, did not reassess any of the Company’s existing or expired contracts or any other agreements that were previously concluded to not contain a lease for the following practical expedient guidance: (1) whether the arrangement is or contains a lease, (2) lease classification and (3) whether previously capitalized costs continue to qualify as initial direct costs. In addition, the Company applied the accounting policy election to not separate lease and non-lease components and the accounting policy election to not apply the recognition requirement under ASU No. 2016-02 to leases with a term of twelve months or less.

The Company was not required to record a cumulative effect adjustment upon adoption as the Company did not capitalize any material initial direct costs nor were any contracts reassessed leading to changes in the terms or contractual payments of historical arrangements that would impact expense recognition, however, the Company eliminated $3.2 million of deferred rent liabilities and $3.8 million of tenant improvement allowances as of January 1, 2022 related to the Leases as these liabilities are reflected in the operating lease ROU assets. The Company used incremental borrowing rates, or IBRs, of 9.0% and 10.0% to discount the operating lease liabilities for the Lease Agreement and the Laboratory Lease Agreement, respectively. The Company’s IBRs were quoted by an unrelated third-party lender and reflect a collateralized borrowing with similar terms and amounts as the Leases.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The Company is party to an office space lease in Philadelphia, Pennsylvania, or the Lease Agreement, which commenced in February 2021, expires in December 2031 and provides the Company an option to extend the term by up to two five-year terms. This option to extend was not recognized as part of the Company's measurement of the ROU asset and operating lease liability as of March 31, 2022. The landlord provided the Company with a tenant improvement allowance of $2.8 million, for which the related expenditures were paid directly by the landlord.

The Company is also party to a lease agreement for laboratory space, or the Laboratory Lease Agreement, in Hopewell, New Jersey. The laboratory is initially focused on state-of-the-art analytical capabilities, assay development and validation, and clinical product testing to support both viral vector manufacturing and clinical development. The Laboratory Lease Agreement commenced in March 2021 and is expected to expire in February 2036. The Company has an option to extend the term of the Laboratory Lease Agreement by up to two five-year terms. This option to extend was not recognized as part of the Company's measurement of the ROU asset and operating lease liability as of March 31, 2022. The landlord provided the Company with a tenant improvement allowance of $1.3 million in connection with the Laboratory Lease Agreement, for which the related expenditures were paid by the Company and will be reimbursed by the landlord. As of March 31, 2022, $0.3 million of reimbursements were unpaid by the landlord and recorded within other current assets.

The following table summarizes the Company’s operating leases:

Three Months Ended
($ in thousands)	March 31, 2022
Operating lease cost	$829
Cash paid for amounts included in the measurement of operating cash flows from operating leases	$411
Weighted-average discount rate	9.7%
Weighted-average remaining lease term (years)	12.9

The future minimum lease payments under the Company’s operating lease arrangements as of March 31, 2022 are as follows:

(in thousands)
2022 (remaining)	$2,443
2023	3,450
2024	3,548
2025	3,648
2026	3,751
Thereafter	33,507
Total undiscounted lease payments	50,347
Less: imputed interest	22,796
Total lease liabilities	$27,551

The Company recognized rent expense of $0.8 million and $0.8 million during the three months ended March 31, 2022 and 2021, respectively, related to the leases.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The future minimum lease payments under the Company’s operating lease arrangements as of December 31, 2021 were as follows:

(in thousands)
2022	$2,884
2023	3,453
2024	3,550
2025	3,651
2026	3,754
Thereafter	33,534
$50,826

9. Commitments and Contingencies

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

The Penn Agreement includes an exploratory research program focused on discovering targets and novel gene therapy candidates for non-rare and/or non-monogenic, or large CNS diseases, initially focused on Alzheimer’s Disease, or AD, and Temporal Lobe Epilepsy, or TLE, and can be expanded to other large CNS diseases upon mutual agreement. The initial term of the exploratory research program is until August 2024, which term can be extended by mutual agreement. During such term, the Company will have an exclusive right of first negotiation to include additional targets to the exploratory research program within the agreed upon large CNS indications. Under the exploratory research program, the Company will have the right to further develop and commercialize any gene therapy product candidates specific for those selected targets within AD and TLE (and any future large CNS diseases that are mutually agreed upon) that may arise from the exploratory research programs on substantially the same terms of the current Penn Agreement.

Under the Penn Agreement, the Company has eight remaining options available to commence additional licensed programs for CNS indications and has until August 3, 2026, to exercise these options. If the Company were to exercise any of these options, it would owe Penn a non-refundable upfront fee of $1.0 million per product indication, with $0.5 million due upfront and another $0.5 million fee owed upon a further developmental milestone. The Company has the obligation to fund certain research relating to the preclinical development of each licensed program.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

obligated to make up to $55.0 million in sales milestone payments on each licensed product based on annual sales of the licensed product in excess of defined thresholds.

Upon successful commercialization of a product using the licensed technology, the Company is obligated to pay to Penn, on a licensed product-by-licensed product and country-by-country basis, tiered royalties (subject to customary reductions) in the mid-single digits on annual worldwide net sales of such licensed product. In addition, the Company is obligated to pay to Penn a percentage of sublicensing income, ranging from the mid-single digits to low double digits, for sublicenses under the Penn Agreement. The agreement will expire on a licensed product-by-licensed product and country-by-country basis upon the later of (i) the expiration of the last valid claim of the licensed patent rights that covers the exploitation of such licensed product in such country, and (ii) the expiration of the royalty period. In addition, the Company will pay a tiered transaction fee of 1-2% of the net proceeds upon certain change of control events.

During both of the three months ended March 31, 2022 and 2021, the Company paid Penn $1.5 million related to the achievement of a development milestone.

Catalent Agreements

In June 2019, the Company entered into a collaboration agreement, or the Collaboration Agreement, with Catalent Maryland Inc., or Catalent. As part of the Collaboration Agreement, the Company will pay an annual fee for five years ending in 2025 for the use of the Clean Room Suite and is also committed to minimum annual purchase commitments.

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

Employment Agreements

The Company has entered into employment agreements with key personnel providing for compensation and, in certain circumstances, severance and acceleration of vesting in stock-based compensation awards, as described in the respective employment agreements.

Patent Infringement Claim

On February 18, 2020, the Company received a letter from REGENXBIO Inc., or Regenx, which stated its view that the use of the Company’s AAVhu68 capsid infringes patent claims to which Regenx has an exclusive license and which expire in 2024. Regenx also stated that it has exclusive licenses to various pending patent applications regarding the use

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

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

10. Share-Based Compensation

Equity Incentive Plan

The Company has three equity incentive plans: the 2018 Equity Incentive Plan, as amended, or the 2018 Plan, the 2020 Equity Incentive Plan, or the Incentive Plan, and the 2021 Equity Inducement Plan, or the Inducement Plan. New awards can only be granted under the Incentive Plan and the Inducement Plan.

The total number of shares authorized under the Incentive Plan as of March 31, 2022 was 10,370,926. Of this amount, 4,915,933 shares were available for future grants as of March 31, 2022. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Incentive Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021 and continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. As a result, on January 1, 2022, the number of shares reserved for issuance under the Incentive Plan increased by 2,712,249 shares. The Incentive Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options awarded to date under the Incentive Plan vest based on requisite service period, generally over four-year periods, and have a term of ten years.

The Inducement Plan was approved by the Company’s board of directors in July 2021. The total number of shares authorized under the Inducement Plan as of March 31, 2022 was 2,000,000, as a result of an increase to the shares authorized for issuance in February 2022. Of this amount, 1,012,900 shares were available for future grants as of March 31, 2022. The Inducement Plan provides for the granting of nonqualified stock options and restricted stock awards to employees hired by the Company, as determined by the Company’s board of directors. The Company’s stock options awarded to date under the Inducement Plan vest based on requisite service period and have a term of ten years. The Company’s restricted stock units awarded to date under the Inducement Plan vest based on requisite service period and have a term based on each award agreement.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded share-based compensation expense in the following expense categories in its accompanying statements of operations for the period presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Research and development	$2,996	$6,591
General and administrative	3,341	3,149
	$6,337	$9,740

During the three months ended March 31, 2021, the Company modified certain awards and recognized an additional $5.2 million related to the modifications in research and development expense. During the three months ended March 31, 2022, there were no modifications of share based compensation awards.

The following table summarizes stock option activity for the three months ended March 31, 2022:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2022	9,416,998	$12.36	9.0
Granted	2,887,183	4.49
Exercised	(47,695)	1.02
Forfeited	(1,606,358)	12.61
Outstanding at March 31, 2022	10,650,128	$11.43	8.7
Vested and Exercisable at March 31, 2022	3,864,722	$12.98	8.0
Vested or expected to vest at March 31, 2022	10,650,128	$11.43	8.7

The weighted-average grant date fair value of options granted was $3.45 and $17.18 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the total unrecognized compensation expense related to unvested stock option awards was $51.5 million, which the Company expects to recognize over a weighted-average period of 2.7 years.

The 2018 Plan provides certain holders of stock options an election to early exercise prior to vesting. The Company has the right to repurchase early exercised options without transferring any appreciation in the value of the underlying shares to the employee if the employee terminates employment before the end of the original vesting period. The repurchase price is the lesser of the original exercise price or the then fair value of the Company’s common stock. As of March 31, 2022, 1,139,650 options to purchase common stock are unvested, but exercisable, under these early exercise provisions.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Three Months Ended March 31,
	2022		2021
Expected volatility	95.4%		99.1%
Risk‑free interest rate	1.5%		0.8%
Expected term	6.0	years	6.1	years
Expected dividend yield	—		—

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

Restricted Stock Units

The Company issues restricted stock units, or RSUs, to employees that vest over periods as determined by the board of directors. Any unvested shares are forfeited upon termination of services. The fair value of the RSUs is equal to the fair market value price of the Company’s common stock on the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period of the RSUs.

The following table summarizes activity related to RSU awards during the three months ended March 31, 2022:

		Weighted average
	Number of shares	grant date fair value
Unvested balance at January 1, 2021	290,500	$14.78
Granted	224,000	$4.52
Vested	(15,000)	18.85
Forfeited	(71,000)	$15.16
Unvested balance at March 31, 2022	428,500	$9.21

As of March 31, 2022, the total unrecognized expense related to all RSUs was $3.2 million, which the Company expects to recognize over a weighted-average period of 2.7 years.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan, or the ESPP, became effective on February 28, 2020. The ESPP authorizes the issuance of up to 1,435,619 shares of the Company’s common stock. Of this amount, 1,324,385 were available for future grants as of March 31, 2022. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years, in an amount equal to one percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. As a result, on January 1, 2022, the number of shares reserved for issuance under the ESPP increased by 542,449 shares, resulting in a total of 1,435,619 shares authorized for issuance.

Under the ESPP, eligible employees can purchase the Company’s common stock through accumulated payroll deductions at such times as are established by the compensation committee. Eligible employees may purchase the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock on the first day of the offering period or on the last day of the offering period. The offering periods under the ESPP have a duration of six months, with periods ending in May and November of each calendar year. Eligible employees may contribute up to 15% of their eligible compensation. Under the ESPP, a participant may not accrue rights to purchase more than $25,000 worth of the Company’s common stock for each calendar year in which such right is outstanding or purchase more than 4,000 shares of the Company’s common stock in any single offering period.

In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock at 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $0.1 million and $0.1 million during the three months ended March 31, 2022 and 2021, respectively, related to the ESPP.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

11. Subsequent Event

On May 11, 2022, the Company and Penn entered into an amendment to the Penn Agreement pursuant to which the Company returned to Penn the rights to the Canavan disease, Charcot-Marie-Tooth Type 2A and Parkinson’s disease research programs. The amendment did not result in any termination costs.

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

Overview and Pipeline

We are a clinical stage genetic medicines company focused on developing transformative therapies for central nervous system, or CNS, disorders with limited or no approved treatment options. Our vision is to finally fulfill the promise of gene therapy by developing groundbreaking therapies that transform the lives of patients with CNS diseases. The field of genetic medicine is rapidly expanding and we believe we have a differentiated approach to developing treatments for CNS disorders that enables us to select and advance product candidates with a higher probability of technical and regulatory success. We have entered into a strategic research collaboration with the Trustees of the University of Pennsylvania’s, or Penn’s, Gene Therapy Program, or GTP, headed by Dr. James Wilson, a leader in the genetic medicines field. We also leverage our close working relationship with Penn’s Orphan Disease Center, or ODC, to develop historical and prospective comparable natural history patient profiles for comparison to participants in interventional trials. Through this collaboration we have assembled a deep portfolio of genetic medicine product candidates, for which we retain global rights, the details of which are outlined in the below table:

* 8 additional CNS pipeline license options; 3 license options were previously exercised, and rights were subsequently returned to the University of Pennsylvania.

† Program includes ongoing natural history study of infantile and juvenile GM1 gangliosidosis patients.

PBGM01 for the Treatment of GM1

We are currently developing PBGM01, which utilizes a proprietary, next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional GLB1 gene encoding β-gal for infantile GM1. Infantile GM1 is the most common and severe form of GM1, in which patients have mutations in the GLB1 gene that produce little or no residual β-gal enzyme activity. β-gal is an enzyme that catalyzes the first step in the natural degradation of GM1 ganglioside. Reduced β-gal activity results in the accumulation of toxic levels of GM1 ganglioside in neurons throughout the brain, causing rapidly progressive neurodegeneration, with a life expectancy of two to ten years. Currently, there are no disease-modifying therapies approved for the treatment of GM1. Early onset infantile GM1 is characterized by onset in the first 6 months of life, while late onset infantile GM1 is characterized by onset between 6 and 24 months. We believe PBGM01 could provide patients with significantly improved outcomes. In preclinical studies we observed meaningful transgene expression in both the CNS and in peripheral organs affected in GM1. We are conducting clinical trials using an intra-cisterna magna, or ICM, method of administration, which involves an injection at the craniocervical junction.

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

In March 2021, we dosed the first patient in our Imagine-1 Trial. In the fourth quarter of 2021, we reported initial safety and 30-day biomarker data from the initial cohort of two late onset patients with GM1 treated with the low dose of PBGM01. We also reported interim safety data for the initial cohort that showed PBGM01 was well tolerated with no serious adverse events and no evidence of dorsal root ganglion toxicity. In February 2022, we reported meaningful developmental improvement in assessments, utilizing the Bayley III and Vineland II scales, performed by trained healthcare providers and caregivers, respectively, for both patients in the initial cohort. Additionally we have dosed our first patient in Cohort 2, for late onset infantile with high dose PBGM01, and completed dosing patients in Cohort 3, for early onset infantile GM1 with low dose PBGM01, with initial biomarker and safety data from these cohorts expected to be reported in the second half of 2022.

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

We expect to dose the first patient in our initial cohort of our upliFT-D Trial in mid-2022.

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

We have an active IND from the FDA and approved CTAs in multiple countries for PBKR03, which allows us to proceed with our GALax-C Trial, an international, multi-center, open-label, single-arm Phase 1/2 clinical trial of PBKR03 in patients with a diagnosis of infantile Krabbe disease.

In March 2022, we dosed the first patient in our GALax-C Trial. This patient experienced a grade 4 adverse event of acute communicating hydrocephalus, which is a build-up of the CSF in the brain, twenty-six days after dosing. Health authorities, including the FDA and ex-U.S. regulatory agencies, as well as study investigators, were notified. The patient underwent surgery to have a shunt inserted to reduce CSF build-up in the brain. The procedure was well-tolerated, and the patient has been stable post-procedure.

Following an investigation, this adverse event was assessed to be possibly related to either study treatment or study procedures due to the temporal proximity of the adverse event to the administration of treatment. At the time of the adverse event, there was no evidence of inflammation in blood or in cerebrospinal fluid. However, the role of disease progression may also be a factor due to the following findings: 1) hydrocephalus has been reported in the literature in association with Krabbe disease, and 2) baseline imaging showed evidence of changes in the ventricles of the brain that progressed following dosing in this patient.

In addition, preliminary biomarker data in this patient showed rapid normalization of GALC activity and reduction of psychosine in both serum and CSF within 30 days.

The IDMC recommended continuation of the trial with specified modifications including certain changes to the inclusion/exclusion criteria and additional monitoring post administration. We are implementing these modifications expeditiously. In addition, we have increased the number of subjects in Cohort 1 from three to four per study protocol following this adverse event.

We are proceeding with study recruitment, and we expect to report interim safety and 30-day biomarker data from the initial cohort by the end of 2022.

The FDA has granted ODD, RPDD, and Fast Track Designation to PKBR03, and the European Commission granted Orphan designation for PBKR03.

Through our manufacturing partners, we have manufactured PBKR03 clinical supply to support clinical trial initiation.

Research Programs

We have three programs in preclinical research stages under our license agreement with Penn: PBML04 for metachromatic leukodystrophy, or MLD, PBAL05 for ALS and an unnamed program for Huntington’s disease.

In March 2022, we announced plans to prioritize research and development programs to reduce operating expenses and extend our cash runway. We have completed our prioritization and will continue to advance our ongoing three clinical programs as well as our preclinical programs in MLD, ALS and Huntington’s disease, and our exploratory research programs in Alzheimer’s disease and temporal lobe epilepsy. We returned our rights to programs in Canavan disease, Charcot-Marie-Tooth Type 2A and Parkinson’s disease to Penn’s GTP for future development. We continue to hold eight additional license options.

An IND has been submitted for PBML04 which is being advanced for MLD, a rare, pediatric, lysosomal storage disorder caused by mutations in the ARSA gene. PBML04 utilizes the same next-generation proprietary capsid as PBGM01 and PBKR03 to deliver, through ICM administration, a functional ARSA gene into the CSF. PBAL05 is targeting patients with ALS who have a gain-of-function mutation in the C9orf72 gene. Our unnamed program is for the treatment of Huntington’s disease, a repeat expansion disorder.

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

Business Overview

We were incorporated in July 2017 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to acquiring and developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. Historically, we have funded our operations through the sale of convertible preferred stock and public offerings of common stock. Our net loss was $42.8 and $38.9 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $399.1 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

In March 2022, we announced a 13 percent reduction in workforce and plans to prioritize research and development programs, as described above, to reduce operating expenses and to extend our cash runway. We have slowed our investment in our pilot plant and therefore, the establishment of a pilot plant will be later than end of 2022.

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $267.1 million. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024.

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

Financial Operations Overview

License Agreement

University of Pennsylvania

We have a research, collaboration and licensing agreement, as amended, or the Penn Agreement, with Penn, for research and development collaborations and exclusive license rights to patents for certain products and technologies. Under the Penn Agreement, we have the obligation to fund certain research relating to the preclinical development of selected products in research programs as well as the new exploratory research program in non-rare and/or non-monogenic (or large) CNS indications, initially Alzheimer’s Disease, or AD, and Temporal Lobe Epilepsy, or TLE. We also fund discovery research conducted by Penn through August 2026 and will receive exclusive rights, subject to certain limitations, to technologies resulting from the discovery program for products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation improvements. Our discovery research funding commitment is $5.0 million a year for five years, with quarterly payments of $1.3 million through June 2026. Under the Penn Agreement we have eight remaining options available to us to commence additional licensed programs for CNS indications until May 2026. If we were to exercise any of these remaining options, we would owe Penn a non-refundable aggregate fee of $1.0 million, with $0.5 million per product indication paid immediately and another $0.5 million fee owed upon a further developmental milestone. We have the obligation to fund certain research relating to the preclinical development of each licensed program

The Penn Agreement requires that we make payments of up to (i) $16.5 million per product candidate for rare, monogenic disorders in aggregate and (ii) $39.0 million per product candidate in the aggregate arising from the exploratory program for large CNS indications, initially AD and TLE and such other mutually agreed upon large CNS indications. Each payment will be due upon the achievement of specific development milestone events by such licensed product for a first indication, reduced development milestone payments for the second and third indications and no development milestone payments for subsequent indications. In addition, on a product-by-product basis, we are obligated to make up to $55.0 million in sales milestone payments on each licensed product based on annual sales of the licensed product in excess of defined thresholds.

Upon successful commercialization of a product using the licensed technology, we are obligated to pay to Penn, on a licensed product-by-licensed product and country-by-country basis, tiered royalties (subject to customary reductions) in the mid-single digits on annual worldwide net sales of such licensed product. In addition, we are obligated to pay to Penn a percentage of sublicensing income, ranging from the mid-single digits to low double digits, for sublicenses under the Penn Agreement. In addition, we will pay Penn a tiered transaction fee ranging from 1-2% of the net proceeds upon certain change of control events.

The Penn Agreement includes an exploratory research collaboration to identify targets and early product candidates in such large CNS indications. The exploratory research program is focused on discovering targets and novel gene therapy candidates for large CNS diseases, initially focused on AD and TLE, and that can be expanded to other large CNS diseases upon mutual agreement. The initial term of the exploratory research program is 3 years, which term can be extended by mutual agreement. During such term we will have an exclusive right of first negotiation to include additional targets to the exploratory research program in the agreed upon large CNS indications. Under the exploratory research program, we will have the right to further develop and commercialize any gene therapy product candidates specific for those selected targets within AD and TLE (and any future large CNS indications that are mutually agreed upon) that arise from the exploratory research programs on substantially the same terms of the current Penn Agreement.

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

Components of Results of Operations

Research and Development and Acquired In-Process Research and Development

Research and development expenses consist primarily of costs incurred in connection with the discovery and development of our product candidates. These expenses include:

●	expenses incurred to conduct the necessary preclinical studies and clinical trials required to obtain regulatory approval, including payments to Penn for preclinical research and development;
●	expenses incurred in obtaining technology licenses related to technology that has not reached technological feasibility and has no alternative future use;
●	personnel expenses, including salaries, benefits and share-based compensation expense for employees engaged in research and development functions;
●	expenses related to funding research performed by third parties, including pursuant to agreements with clinical research organizations, or CROs, as well as investigative sites and consultants that conduct our preclinical studies and clinical trials;
●	expenses incurred under agreements with contract manufacturing organizations, or CMOs, including manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical study and clinical trial materials;
●	expenses and fees paid to consultants who assist with research and development activities;
●	expenses related to regulatory activities, including filing fees paid to regulatory agencies; and
●	allocated expenses for facilities costs, including rent, utilities, depreciation and maintenance.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development expenses than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Given our recent reduction in workforce and prioritization of research and development programs, we expect our research and development expenses to remain consistent or decrease in the near future.

Expenses incurred in obtaining technology licenses are expensed as acquired in-process research and development if the technology licensed has not reached technological feasibility and has no alternative future use.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and share-based compensation expense, for employees and consultants in executive, finance, accounting, legal, information technology, commercial, quality, regulatory, operations and human resource functions. General and administrative expenses also include corporate facility costs, including rent, utilities, depreciation and maintenance, not otherwise included in research and development expenses, legal expenses related to intellectual property and corporate matters, insurance expense, and expenses for accounting and consulting services. Given our recent reduction in workforce and prioritization of operating expenses, we expect our general and administrative expenses to remain consistent in the near future.

Interest Income, net

Interest income, net consists of interest earned on our cash equivalents and marketable securities, offset by amortization of premium and discount on our marketable securities and fees paid to our external asset manager.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table sets forth our results of operations for the three months ended March 31, 2022 and 2021.

	Three months ended
	March 31,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$26,213	$24,970	$1,243
Acquired in‑process research and development	1,500	1,500	—
General and administrative	15,099	12,464	2,635
Loss from operations	(42,812)	(38,934)	(3,878)
Interest income, net	1	52	(51)
Net loss	$(42,811)	$(38,882)	$(3,929)

Research and Development Expenses

Research and development expenses increased by $1.2 million to $26.2 million for the three months ended March 31, 2022 from $25.0 million for the three months ended March 31, 2021. The increase was primarily due to an increase of $5.1 million in clinical manufacturing expenses, a $1.6 million increase in clinical development and professional services expense, and a $1.1 million increase in facility and other expenses. These increases were partially offset by a $5.2 million decrease in research and development expenses associated with the Penn Agreement and a $1.4 million decrease in personnel-related expense due to share-based compensation modification expense incurred in the three months ended March 31, 2021, which was partially offset by an increase in headcount and severance related expenses incurred in the three months ended March 31, 2022. Expenses associated with the Penn Agreement will continue to vary from quarter to quarter based on our selection and prioritization of preclinical product candidates, the status of our preclinical pipeline and timing of preclinical work performed.

We track outsourced development, outsourced personnel expenses and other external research and development costs of specific programs. We do not track our internal research and development expenses on a program by program basis. Research and development expenses are summarized by program in the table below:

	Three months ended
	March 31,
(in thousands)	2022		2021
Program Specific Expenses	$		$
GM1		1,209		3,523
FTD‑GRN		3,297		1,268
Krabbe		2,686		4,052
MLD		3,755		955
Other Programs and Discovery		2,089		3,817
Unallocated Internal Expenses
Personnel-related (including share-based compensation)		9,844		11,274
Other		3,333		81
		$26,213		$24,970

Acquired In-Process Research and Development Expenses

During both of the three months ended March 31, 2022 and 2021, we incurred expenses of $1.5 million related to the achievement of a development milestone.

General and Administrative Expenses

General and administrative expenses increased by $2.6 million to $15.1 million for the three months ended March 31, 2022 from $12.5 million for the three months ended March 31, 2021. The increase was primarily due to a $3.1 million increase in personnel-related and share-based compensation expense due to an increase in employee headcount, as well as severance expenses incurred during the three months ended March 31, 2022 related to our workforce reduction. This was partially offset by a decrease in our professional fees and other expenses of $0.5 million.

Interest Income, net

Interest income, net was de minimus and $0.1 million for the three months ended March 31, 2022 and 2021, respectively, which is primarily attributable to interest income earned on cash, cash equivalents and marketable securities, partially offset by realized losses on marketable securities in the three months ended March 31, 2022.

Liquidity and Capital Resources

Overview

As of March 31, 2022, we had $267.1 million in cash, cash equivalents and marketable securities and had an accumulated deficit of $399.1 million. We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Cash used in operating activities	$(44,711)	$(30,718)
Cash provided by (used in) investing activities	17,311	(20,397)
Cash provided by financing activities	49	165,634
Net increase (decrease) in cash and cash equivalents	$(27,351)	$114,519

Net Cash Used in Operating Activities

During the three months ended March 31, 2022, we used $44.7 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $42.8 million and a net increase in our operating assets of $11.5 million, partially offset by non-cash charges of $9.6 million related to share-based compensation, depreciation, amortization of premium and discount, net, reduction of operating right of use assets and operating lease liabilities and acquired in-process research and development. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Net Cash Used in Investing Activities

During the three months ended March 31, 2022, we purchased $37.4 million in marketable securities, had sales and maturities of $56.9 million in marketable securities, had purchases of property and equipment of $0.7 million, and paid $1.5 million for technology licenses.

During the three months ended March 31, 2021, we purchased $60.3 million in marketable securities, had sales and maturities of $41.2 million in marketable securities, paid $0.5 million for technology licenses and purchased $0.8 million in property and equipment.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2022, we received $49,000 from the exercise of stock options.

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

Critical Accounting Policies and Estimates

During the three months ended March 31, 2022, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2021 Annual Report filed on Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those immediately following this summary. Some of these risks are:

●	We are a clinical stage genetic medicines company with a history of operating losses, and we may not achieve or sustain profitability. We anticipate that we will continue to incur losses for the foreseeable future. Our limited operating history may make it difficult for you to evaluate our success to date and to assess our future viability;

●	The novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, has adversely impacted our business, including our preclinical development activities, clinical studies and planned timing of clinical trials;
●	We will need to raise additional funding before we can expect to become profitable from any potential future sales of our products;

●	We are early in our development efforts. Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them;

●	The disorders we seek to treat have low incidence and prevalence and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue if approved;

●	Preclinical and clinical development involve a lengthy and expensive process with an uncertain outcome. We may incur additional expenses or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates;

●	Gene therapy is a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval;

●	Our product candidates may cause undesirable and unforeseen side effects, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences;

●	We currently rely exclusively on our collaboration with Penn for our preclinical research and development, including for discovering, preclinically developing and conducting all IND-enabling studies for our clinical product candidates and our near-term future pipeline;

●	Gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in our development or commercialization programs or otherwise harm our business;

●	We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies or technologies that are more advanced or effective than ours;

●	We currently rely and expect to continue to rely on third-party manufacturers to produce clinical supply of our product candidates; and

●	If we are unable to obtain and maintain patent protection or other necessary rights for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or our rights under licensed patents is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

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

We have incurred net losses since our inception in 2017. We incurred net losses of $42.8 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $399.1 million. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We expect that it will be several years, if ever, before we have a commercialized product. We anticipate that our expenses will increase substantially if, and as, we:

●	continue to advance the preclinical and clinical development of our existing product candidates and discovery stage programs;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	hire additional clinical, quality control, regulatory, manufacturing, scientific and administrative personnel;
●	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	continue to expand and build our internal manufacturing capabilities;
●	maintain, expand and protect our intellectual property portfolio; and
●	incur additional legal, accounting or other expenses in operating our business, including the additional costs associated with operating as a public company.

In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We are in the process of transitioning rapidly from a small start-up company with a focus on hiring employees, establishing key collaborations and financing to a more fully integrated company that is capable of supporting clinical development, manufacturing and commercial activities. We may not be successful in such a transition.

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

We will require substantial future capital in order to complete planned and future preclinical and clinical development for our portfolio of product candidates and potentially commercialize these product candidates, if approved. We expect our spending levels to significantly increase in connection with our preclinical studies and planned clinical trials of our clinical product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution.

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

Our operations have consumed significant amounts of cash since inception. As of March 31, 2022, our cash, cash equivalents and marketable securities were $267.1 million. We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

Preliminary, topline or interim data from our clinical trials that we or our partners announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

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

For example, in our clinical study for PBKR03, a patient experienced a grade 4 serious adverse event of acute communicating hydrocephalus. Additional possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration which, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment. For example, in previous third-party clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a T-cell antibody response, whereby after the vector is within the target cells, the cellular immune response system triggers the removal of transduced cells by activated T-cells. Other recent clinical trials involving high doses of AAV vectors have also resulted in liver damage and death. Further, following administration of any AAV vector, patients are likely to develop NAbs specific to the vector administered. Other preclinical studies have suggested that high dosages of AAV administration may result in toxicity due to degeneration of the dorsal root ganglia. Preliminary results of our NHP toxicology studies for our PBGM01 and PBFT02 product candidates have demonstrated trigeminal ganglia and dorsal root ganglia toxicity. Based on these results, and if our vectors demonstrate a similar effect in other programs, we may decide or be required to perform additional preclinical studies or to halt or delay further clinical development of our product candidates.

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

The design and implementation of clinical trials is a complex process. As an organization, we have limited experience designing and no experience implementing clinical trials, and we may not successfully or cost effectively design and implement clinical trials that achieve our desired clinical endpoints efficiently, or at all. A clinical trial that is not well designed may delay or even prevent initiation of the trial, can lead to increased difficulty in enrolling patients, may make it more difficult to obtain regulatory approval for the product candidate on the basis of the study results, or, even if a product candidate is approved, could make it more difficult to commercialize the product successfully or obtain reimbursement from third party payors. Additionally, a trial that is not well designed could be inefficient or more expensive than it otherwise would have been, or we may incorrectly estimate the related expenses to implement the clinical trial, which could lead to a shortfall in funding.

The disorders we seek to treat have low incidence and prevalence, and it may be difficult to identify patients with these disorders, which may lead to delays in enrollment for our trials or slower commercial revenue if approved.

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

Approval of our product candidates may be delayed or refused for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials, including the methods for collecting and analyzing data, the statistical analysis plan, and the lack of a concurrent control arm or a decision to use external or historical controls;
●	the FDA or comparable foreign regulatory authorities may not agree that the efficacy endpoints used in our clinical trials are appropriate to establish clinical benefit in the intended populations;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidates are safe and effective for any of their proposed indications;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities a durable response to our product candidates;
●	we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical programs or clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
●	the facilities of the third-party manufacturers with which we contract may not be adequate to support approval of our product candidates; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
●	Even if our product candidates meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process.

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

The term of the research funding portion of the Penn Agreement, under which we have the ability to acquire exclusive rights to additional gene therapy products for CNS indications, expires in August 2026. In addition, the discovery program, under which we have rights to new technologies for our product candidates is currently also set to expire in August 2026. The term of the exploratory research program in large indications, initially TLE and AD, expires in August 2024. If we seek to extend or alter the terms of our collaboration, we will need to negotiate a new or amended agreement, which may not be available to us on equally favorable terms, if at all. Penn has also entered into collaborations with third parties, including certain of our competitors, addressing targets and disease indications outside the scope of our collaboration. As a result, Penn may have competing interests with respect to their priorities and resources. We may have disagreements with Penn with respect to the interpretation of the Penn Agreement, use of resources or otherwise that could cause our relationship with Penn to deteriorate. As a result, Penn may reduce their focus on, and resources allocated to, our programs, potentially delaying or terminating our ability to advance product candidates through preclinical studies. Additionally, if Dr. Wilson were to leave Penn or to otherwise no longer be meaningfully involved with us, our preclinical research and development capabilities may be substantially reduced.

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

We currently rely on third parties to develop, manufacture and test clinical supplies of our product candidates, including the materials used to administer our product candidates. For our initial clinical trials, we rely on the manufacturing facility of Catalent Maryland (formerly Paragon Bioscience), or Catalent, for supply of our product candidates, and on Penn to manage the transfer of technology to Catalent that is necessary for production. We recently established internal testing operations supporting our pre-clinical and clinical manufacturing and established analytical development and process development capabilities to support our pipeline. We expect to establish an internal pilot plan and our own manufacturing facility for long-term commercial market supply. As a result of our March 2022 prioritization to reduce operating expenses and extend our cash runway, we have slowed our investment in our pilot plant and therefore, the establishment of a pilot plant will be later than end of 2022. We have limited experience as a company in developing manufacturing facilities. We may face delays in building out our pilot plant or in constructing new facilities and transferring technology to our facilities or have difficulty hiring experts to staff and operate our own manufacturing facility and, accordingly, our production capacity could be limited. The manufacturing processes used to produce our product candidates are complex, novel and have not been validated for commercial use. Many factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers.

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

While we are in the process of establishing manufacturing capability for certain clinical manufacturing activities, we do not currently plan to independently manufacture most of the material for our planned clinical programs. We currently rely, and expect to continue to rely, on third parties for the production of our preclinical study and planned clinical trial materials, including the materials used to administer our product candidates and, therefore, we can control only certain aspects of their activities. The competition for gene therapy contract development, manufacturing and testing is intense. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves, including but not limited to potential competition from other genetic biotechnology companies for the use of such third-party manufacturers.

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

Our third-party manufacturers and suppliers may use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety or the environment. The operations of our third-party manufacturers and suppliers also produce hazardous waste products. Federal, state, and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our product development efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

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

The raw materials required in our third-party vendors manufacturing processes are derived from biological sources. We cannot assure that our third-party vendors have, or will be able to obtain on commercially reasonable terms, or at all, sufficient rights to these materials derived from biological sources. Such raw materials are difficult to procure and may also be subject to contamination or recall. A material shortage, contamination, recall, or restriction on the use of biologically derived substances in the manufacture of our product candidates could adversely impact or disrupt the clinical and commercial manufacturing of our product candidates, which could materially and adversely affect our operating results and development timelines.

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

For the treatment of GM1, there are no approved disease-modifying therapies. We consider our most direct competitors with respect to PBGM01 for the treatment of GM1 to be Lysogene, S.A, or Lysogene. Lysogene is conducting a Phase 1/2 clinical trial for a gene therapy treatment administered via ICM for early and late infantile GM1.

For the treatment of FTD, there are no approved disease-modifying therapies. We consider our most direct competitors with respect to PBFT02 for the treatment of FTD-GRN to be Alector, Inc. (partnered with GlaxoSmithKline), which is enrolling a Phase 3 clinical trial with a humanized anti-human sortilin monoclonal antibody for FTD-GRN, and Prevail Therapeutics Inc. (now part of Eli Lilly & Co), which has initiated a Phase 1/2 clinical trial for a gene therapy treatment for FTD-GRN, and is expected to continue enrolling into 2023. Several other companies, including Applied Genetic Technologies Corporation, Orchard Therapeutics plc, Sinfonia Biotherpeutics, QurAlis and Aviado Therapeutics, are conducting preclinical research using gene therapy approaches to treat FTD-GRN patients. Denali Therapeutics Inc. in partnership with Takeda Pharmaceutical Company Limited began recruitment of a Phase 1/2 clinical trial for their recombinant progranulin protein in addition to their oral EIF2a modulator already in a Phase 1 clinical trial. We are also aware of other therapeutic approaches in preclinical development that may target FTD-GRN patients.

With respect to PBKR03 for the treatment of Krabbe Disease, we consider our most direct competitor to be Forge Biologics Inc., which has an active clinical trial evaluating a Krabbe gene therapy candidate that combines bone marrow transplant and gene therapy. There is some evidence that hematopoietic stem cell transplant is beneficial for pre-symptomatic infants with Krabbe disease, and it has become increasingly used in the United States in children who are presymptomatic or have mild symptoms. In addition, Neurogene Inc. has a gene therapy in pre-clinical development for Krabbe. We are also aware of other therapeutic approaches in preclinical development and an ongoing natural history study being conducted by the Children’s Hospital of Pittsburgh and certain academic studies for Krabbe disease.

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

Ethical, social and legal concerns about gene therapy could result in additional regulations restricting or prohibiting our products. Even with the requisite approvals from the FDA in the United States and other ex-U.S. regulatory authorities, the commercial success of our product candidates will depend, in part, on the acceptance of physicians, patients (which includes caregivers when applicable) and health care payors of gene therapy products in general, and our product candidates in particular, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of gene therapy products and, in particular, our product candidates, if approved for commercial sale, will depend on several factors, including:

●	the efficacy, durability and safety of such product candidates as demonstrated in clinical trials;
●	the potential and perceived advantages of product candidates over alternative treatments;
●	the cost of treatment relative to alternative treatments;
●	the clinical indications for which the product candidate is approved by the FDA or ex-U.S. regulatory authorities;
●	the willingness of physicians to prescribe new therapies and use ICM administration;
●	our ability to successfully train neurosurgeons and interventional radiologists in ICM administration of our product candidates;
●	the willingness of the target patient population to try new therapies;
●	the prevalence and severity of any side effects;
●	product labeling or product insert requirements of the FDA or ex-U.S. regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
●	relative convenience and ease of administration;
●	the strength of marketing and distribution support;
●	the timing of market introduction of competitive products and the perceptions of such competitive products compared to our products;
●	publicity concerning our products or competing products and treatments; and
●	sufficient third-party payor coverage and adequate reimbursement and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement.

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

We currently do not have a sales team and have a limited marketing team for the sales, marketing and distribution of any of our product candidates that may receive regulatory approval. In order to commercialize any product candidates after approval, we must build on a territory-by-territory basis sales, reimbursement, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates receive regulatory approval, we may decide to establish an internal sales team with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time-consuming and will require significant attention of our executive officers to manage.

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay the pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. The development of our clinical product candidates and ongoing research programs require significant resources. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

We also have options under the Penn Agreement to add additional intellectual property to our existing license. To date, we have exercised four options: one with respect to Charcot-Marie Tooth disease; one for an inherited form of Parkinson’s disease; one for Canavan’s disease; and one for Huntington’s disease. As a result of our recent prioritization of our preclinical pipeline in collaboration with GTP, we recently returned to Penn the programs of Canavan disease,

Charcot-Marie Tooth disease, and Parkinson’s disease, and we no longer have license rights to intellectual property related to these programs.

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

Some intellectual property that we have in-licensed may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with ex-U.S. manufacturers.

Many of the intellectual property rights we have licensed are generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act, and implementing regulations. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us or our licensors to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. These time limits have recently been changed by regulation, and may change in the future. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with ex-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

Risks Related to Government Regulation

The pricing, insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.

Our clinical product candidates target indications with small patient populations. In order for products that are designed to treat smaller patient populations to be commercially viable, the reimbursement for such products must be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement a coverage and reimbursement strategy for any approved product candidate that accounts for the smaller potential market size. If we are unable to establish or sustain coverage and adequate reimbursement for any future product candidates from third-party payors, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved.

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

Other reforms include the Drug Supply Chain Security Act, which imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or what the impact of such changes on our business, if any, may be. Further, we are unable to predict whether additional governmental action will be taken in response to the COVID 19 pandemic and whether such action will adversely affect our ability to obtain regulatory approval for or successfully commercialize our products.

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

As we expand our manufacturing, development and regulatory capabilities in the future, we expect to experience further growth in the number of our employees and the scope of our operations, particularly in the areas of manufacturing and clinical strategy, and growing our capability to conduct clinical trials. To manage our current development programs and anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and, if needed, sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize drugs, particularly within the gene therapy space. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. The reduction in workforce announced in March 2022 may also make retention of our current personnel both more important and more challenging. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

●	results of preclinical studies or clinical trials of our product candidates or those of our competitors;
●	unanticipated or serious safety concerns related to the use of any of our product candidates;
●	adverse regulatory decisions, including failure to receive regulatory approval for any of our product candidates;
●	the success of competitive drugs or technologies;
●	regulatory or legal developments in the United States and other countries applicable to our product candidates;
●	the size and growth of our prospective patient populations;
●	developments concerning our collaborators, our external manufacturers or in-house manufacturing capabilities;
●	inability to obtain adequate product supply for any product candidate for preclinical studies, clinical trials or future commercial sale or inability to do so at acceptable prices;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;

●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or drugs;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts or publications of research reports about us or our industry;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the biotechnology sector;
●	our cash position or the announcement or expectation of additional financing efforts;
●	general economic, industry and market conditions;
●	general economic uncertainty and capital markets disruptions, which has been substantially impacted by geopolitical instability due to the ongoing military conflict in Ukraine; and
●	other factors, including those described in this “Risk Factors” section, many of which are beyond our control.

Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of March 31, 2022, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned shares representing a substantial portion of our capital stock.

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

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will not be subject to the same adoption timelines for new or revised accounting standards as other public companies that are not emerging growth companies.

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

In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws (sometimes referred to as “third countries”), and imposes strict rules subject to substantial fines for breaches and violations (up to the greater of €20 million or 4% of our annual worldwide gross revenue). These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. Notably, the European Commission has adopted an adequacy decision in favor of the U.K., enabling data transfers from E.U. member states to the U.K. without additional safeguards. However, the U.K. adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision, and remains under review by the Commission during this period. The relationship between the U.K. and the E.U. remains uncertain, for example how data transfers between the U.K. and the E.U. and other jurisdictions will be treated and the role of the U.K.’s supervisory authority. Any changes or uncertainty as to the relationship between the U.K. and E.U. may lead to additional costs as we try to ensure compliance with new privacy legislation and will increase our overall risk exposure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 11, 2022, the Company and Penn entered into an amendment to the Penn Agreement pursuant to which the Company returned to Penn the rights to the Canavan disease, Charcot-Marie-Tooth Type 2A and Parkinson’s disease research programs. The amendment did not result in any termination costs.

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

PASSAGE BIO, INC.

Date: May 16, 2022	By:	/s/ Bruce Goldsmith
Dr. Bruce Goldsmith, Ph.D.
Chief Executive Officer and President

Date: May 16, 2022	By:	/s/ Simona King
Simona King
Chief Financial Officer