Form 10-Q
period 2022-06-30
Passage BIO, Inc.
filed 2022-08-04
CIK 1787297

Y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the registrant had 54,463,235 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Passage Bio, Inc.

Balance Sheets

	(Unaudited)
(in thousands, except share data)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$91,129	$128,965
Marketable securities	148,121	186,808
Prepaid expenses and other current assets	2,316	1,726
Prepaid research and development	9,011	7,567
Total current assets	250,577	325,066
Property and equipment, net	23,566	23,806
Right of use assets - operating leases	20,053	-
Other assets	5,220	6,204
Total assets	$299,416	$355,076
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,211	$9,448
Accrued expenses and other current liabilities	15,692	20,050
Operating lease liabilities	3,230	-
Total current liabilities	27,133	29,498
Operating lease liabilities - noncurrent	24,237	-
Deferred rent	-	6,921
Total liabilities	51,370	36,419

Commitments and Contingencies (note 9)

Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized; 54,463,235 shares issued and outstanding at June 30, 2022 and 54,244,996 shares issued and outstanding at December 31, 2021	5	5
Additional paid‑in capital	688,253	675,346
Accumulated other comprehensive income (loss)	(1,578)	(413)
Accumulated deficit	(438,634)	(356,281)
Total stockholders’ equity	248,046	318,657
Total liabilities and stockholders’ equity	$299,416	$355,076

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Operating expenses:
Research and development	$26,821	$33,112	$53,034	$58,082
Acquired in‑process research and development	—	—	1,500	1,500
General and administrative	12,991	15,422	28,090	27,886
Loss from operations	(39,812)	(48,534)	(82,624)	(87,468)
Interest income, net	270	99	271	151
Net loss	$(39,542)	$(48,435)	$(82,353)	$(87,317)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.73)	$(0.90)	$(1.52)	$(1.66)
Weighted average common shares outstanding, basic and diluted	54,386,318	53,885,651	54,331,340	52,615,606
Comprehensive loss:
Net loss	$(39,542)	$(48,435)	$(82,353)	$(87,317)
Unrealized gain (loss) on marketable securities	(244)	26	(1,165)	31
Comprehensive loss	$(39,786)	$(48,409)	$(83,518)	$(87,286)

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Stockholders’ Equity

(Unaudited)

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at April 1, 2022	54,307,691	$5	$681,732	$(1,334)	$(399,092)	$281,311
Issuance of shares in connection with employee stock purchase plan	155,544	—	243	—	—	243
Unrealized gain (loss) on marketable securities	—	—	—	(244)	—	(244)
Share‑based compensation expense	—	—	6,278	—	—	6,278
Net loss	—	—	—	—	(39,542)	(39,542)
Balance at June 30, 2022	54,463,235	$5	$688,253	$(1,578)	$(438,634)	$248,046

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2022	54,244,996	$5	$675,346	$(413)	$(356,281)	$318,657
Exercise of stock options and vesting of restricted stock units	62,695	—	49	—	—	49
Issuance of shares in connection with employee stock purchase plan	155,544	—	243	—	—	243
Unrealized gain (loss) on marketable securities and cash equivalents	—	—	—	(1,165)	—	(1,165)
Share‑based compensation expense	—	—	12,615	—	—	12,615
Net loss	—	—	—	—	(82,353)	(82,353)
Balance at June 30, 2022	54,463,235	$5	$688,253	$(1,578)	$(438,634)	$248,046

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Stockholders’ Equity

(Unaudited)

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at April 1, 2021	53,848,324	$5	$651,283	$(7)	$(209,777)	$441,504
Vesting of early exercise option awards	19,375	—	4	—	—	4
Exercise of stock options and vesting of restricted stock units	50,333	—	104	—	—	104
Issuance of shares in connection with employee stock purchase plan	38,348	—	505	—	—	505
Unrealized gain (loss) on marketable securities	—	—	—	26	—	26
Share‑based compensation expense	—	—	8,561	—	—	8,561
Net loss	—	—	—	—	(48,435)	(48,435)
Balance at June 30, 2021	53,956,380	$5	$660,457	$19	$(258,212)	$402,269

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2021	45,614,807	$4	$475,617	(12)	(170,895)	304,714
Vesting of early exercise option awards	192,492	—	45	—	—	45
Exercise of stock options and vesting of restricted stock units	60,733	—	185	—	—	185
Issuance of shares in connection with employee stock purchase plan	38,348	—	505	—	—	505
Sale of common stock, net of issuance costs of $669	8,050,000	1	165,804	—	—	165,805
Unrealized gain (loss) on marketable securities	—	—	—	31	—	31
Share‑based compensation expense	—	—	18,301	—	—	18,301
Net loss	—	—	—	—	(87,317)	(87,317)
Balance at June 30, 2021	53,956,380	$5	$660,457	$19	$(258,212)	$402,269

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,
(in thousands)	2022	2021
Cash flows used in operating activities:
Net loss	$(82,353)	$(87,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in‑process research and development	1,500	1,500
Depreciation and amortization	1,804	414
Share‑based compensation	12,615	18,301
Amortization of premium and discount on marketable securities, net	1,151	1,346
Deferred rent	-	1,161
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, and other assets	394	(1,297)
Prepaid research and development	(1,444)	3,785
Right of use assets and operating lease liabilities	493	-
Accounts payable	(1,237)	9,874
Accrued expenses and other current liabilities	(3,717)	(2,815)
Net cash used in operating activities	(70,794)	(55,048)
Cash flows provided by (used in) investing activities:
Purchases of marketable securities	(58,876)	(132,149)
Sales or maturities of marketable securities	95,247	108,306
Purchases of technology licenses	(1,500)	(2,000)
Purchases of property and equipment	(1,556)	(4,811)
Net cash provided by (used in) investing activities	33,315	(30,654)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock, net of offering costs	-	165,805
Payment of offering costs	-	(338)
Proceeds from the exercise of stock options	49	185
Proceeds from the issuance of common stock under employee stock purchase plan	243	505
Payments for insurance premium financing	(649)	-
Net cash provided by (used in) financing activities	(357)	166,157
Net increase (decrease) in cash and cash equivalents	(37,836)	80,455
Cash and cash equivalents at beginning of year	128,965	135,002
Cash and cash equivalents at end of period	$91,129	$215,457
Supplemental disclosure of non‑cash investing and financing activities:
Unrealized gain (loss) on marketable securities	$(1,165)	$31
Property and equipment in accounts payable and accrued expenses and other current liabilities	$8	$3,520
Property and equipment in deferred rent	$-	$2,769
Vesting of early exercise option awards	$-	$45
Right of use assets recognized upon the adoption of Topic 842	$(20,375)	$-
Operating lease liabilities recognized upon the adoption of Topic 842	$27,296	$-

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

1. Nature of Operations

Passage Bio, Inc., or the Company, a Delaware corporation incorporated in July 2017, is a clinical stage genetic medicines company focused on developing transformative therapies for central nervous system, or CNS disorders, with limited or no approved treatment options. The Company has a strategic research collaboration with the Trustees of the University of Pennsylvania’s, or Penn, Gene Therapy Program, or GTP, that provides the Company with access to one of the premier research institutions in the world for the discovery and preclinical development of genetic medicine product candidates, and exclusive rights to certain CNS indications. Under this collaboration, GTP conducts discovery and preclinical activities enabling Investigational New Drug, or IND, applications and the Company conducts all clinical development, manufacturing, regulatory strategy, and commercialization activities under the agreement. The Company also has a collaboration agreement and a development services and clinical supply agreement with Catalent Maryland, Inc., or Catalent, for clinical scale manufacturing requirements.

2. Risks and Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $438.6 million as of June 30, 2022. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission, or SEC, which permits reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying balance sheets, statements of operations, stockholders’ equity, and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2021 Annual Report filed on Form 10-K.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

Cash and cash equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of June 30, 2022 consisted of money market funds and commercial paper. Cash consists of cash deposits at banking institutions.

Marketable securities

The Company classifies its marketable securities as available-for-sale, which include commercial paper, certificates of deposit, corporate debt securities and United States, or U.S., government debt securities with original maturities of greater than three months. These securities are carried at fair market value, with unrealized gains and losses reported in comprehensive loss and accumulated other comprehensive income (loss) within stockholders’ equity. Gains or losses on marketable securities sold are recognized on the specific identification method.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Six Months Ended
	2022	2021
Stock options	11,982,048	8,810,528
Unvested restricted stock units	447,500	206,667
Employee stock purchase plan	13,936	10,037
	12,443,484	9,027,232

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

4. Cash, cash equivalents and marketable securities

The following table provides details regarding the Company’s portfolio of cash and cash equivalents:

	Cost or
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2022:
Cash accounts in banking institutions	$45,100	$-	$-	$45,100
Money market funds	30,003	-	-	30,003
Commercial paper	16,030	-	(4)	16,026
Total	$91,133	$-	$(4)	$91,129

December 31, 2021
Cash accounts in banking institutions	$44,549	$-	$-	$44,549
Money market funds	84,416	-	-	84,416
Total	$128,965	$-	$-	$128,965

The following table provides details regarding the Company’s portfolio of marketable securities:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2022:
Certificates of deposit	$4,196	$-	$(39)	$4,157
Commercial paper	41,893	1	(117)	41,777
Corporate debt securities	97,662	-	(1,371)	96,291
U.S. government securities	5,944	-	(48)	5,896
Total	$149,695	$1	$(1,575)	$148,121

December 31, 2021
Certificates of deposit	$5,296	$-	$-	$5,296
Commercial paper	26,503	4	(4)	26,503
Corporate debt securities	145,577	10	(418)	145,169
U.S. government securities	1,996	-	(8)	1,988
Non-U.S. government securities	7,849	4	(1)	7,852
Total	$187,221	$18	$(431)	$186,808

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

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

	Fair value measurement at
	reporting date using
	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
June 30, 2022:
Assets
Cash and cash equivalents:
Money market funds	$30,003	$-	$-
Commercial paper	-	16,026	-
Total cash and cash equivalents	30,003	16,026	-

Marketable securities:
Certificates of deposit	-	4,157	-
Commercial paper	-	41,777	-
Corporate debt securities	-	96,291	-
U.S. government securities	-	5,896	-
Total marketable securities	-	148,121	-

Total financial assets	$30,003	$164,147	$-

December 31, 2021
Assets
Cash and cash equivalents:
Money market funds	$84,416	$-	$-
Total cash and cash equivalents	84,416	-	-

Marketable securities:
Certificates of deposit	-	5,296	-
Commercial paper	-	26,503	-
Corporate debt securities	-	145,169	-
U.S. government securities	-	1,988	-
Non-U.S. government securities	-	7,852	-
Total marketable securities	-	186,808	-

Total financial assets	$84,416	$186,808	$-

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

6. Property and Equipment, net

Property and Equipment, net, consist of the following:

(in thousands)	June 30, 2022	December 31, 2021
Laboratory equipment	$9,486	$8,916
Office equipment	601	621
Computer hardware and software	1,082	1,028
Furniture and fixtures	1,248	1,487
Leasehold improvements	13,443	13,409
Construction in progress	985	822
Total property and equipment	26,845	26,283
Accumulated depreciation and amortization	(3,279)	(2,477)
	$23,566	$23,806

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Professional fees	$568	$877
Compensation and related benefits	5,809	10,014
Research and development	8,171	8,498
Property and equipment	8	161
Other	1,136	500
	$15,692	$20,050

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The Company is party to a lease agreement for office space, or the Lease Agreement, in Philadelphia, Pennsylvania. The Lease Agreement commenced in February 2021 and is expected to expire in December 2031. The Company has an option to extend the term of the Lease Agreement by up to two five-year terms. This option to extend was not recognized as part of the Company's measurement of the ROU asset and operating lease liability as of June 30, 2022. The landlord provided the Company with a tenant improvement allowance of $2.8 million, for which the related expenditures were paid directly by the landlord.

The Company is also party to a lease agreement for laboratory space, or the Laboratory Lease Agreement, in Hopewell, New Jersey. The laboratory is initially focused on state-of-the-art analytical capabilities, assay development and validation, and clinical product testing to support both viral vector manufacturing and clinical development. The Laboratory Lease Agreement commenced in March 2021 and is expected to expire in February 2036. The Company has an option to extend the term of the Laboratory Lease Agreement by up to two five-year terms. This option to extend was not recognized as part of the Company's measurement of the ROU asset and operating lease liability as of June 30, 2022. The landlord provided the Company with a tenant improvement allowance of $1.3 million in connection with the Laboratory Lease Agreement, for which the related expenditures were paid by the Company and will be reimbursed by the landlord. As of June 30, 2022, $0.1 million of reimbursements were unpaid by the landlord and recorded within other current assets.

The following table summarizes the Company’s operating leases:

Six Months Ended
($ in thousands)	June 30, 2022
Operating lease cost	$1,658
Cash paid for amounts included in the measurement of operating cash flows from operating leases	$1,165
Weighted-average discount rate	9.7%
Weighted-average remaining lease term (years)	12.7

The future minimum lease payments under the Company’s operating lease arrangements as of June 30, 2022 are as follows:

(in thousands)
2022 (remaining)	$1,688
2023	3,450
2024	3,548
2025	3,648
2026	3,751
Thereafter	33,507
Total undiscounted lease payments	49,592
Less: imputed interest	(22,125)
Total lease liabilities	$27,467

The Company recognized operating lease costs of $0.9 million during both the three months ended June 30, 2022 and 2021 related to the leases.

The Company recognized operating lease costs of $1.7 million during both the six months ended June 30, 2022 and 2021 related to the leases.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

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

During both of the three months ended June 30, 2022 and 2021, the Company made no payments under the Penn Agreement for the achievement of a development milestone.

During both of the six months ended June 30, 2022 and 2021, the Company made payments under the Penn Agreement of $2.0 million related to the achievement of a development milestone.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

Patent Infringement Claim

On February 18, 2020, the Company received a letter from REGENXBIO Inc., or Regenx, which stated its view that the use of the Company’s AAVhu68 capsid infringes patent claims to which Regenx has an exclusive license and which expire in 2024. Regenx also stated that it has exclusive licenses to various pending patent applications regarding the use of AAV vectors administered via intra-cisterna magna injection, and that these applications may lead to issued claims that Regenx believes may, if issued, cover the Company’s planned method of administration for the Company’s lead product candidates. The Company believes it has valid defenses to the issued claims set forth by Regenx relating to AAVhu68. Further, the prosecution of pending patent applications is highly uncertain, and it is unclear whether any patents will be issued from these pending Regenx patent applications at all, much less with claims that are relevant to the administration of the Company’s product candidates. Regenx also requested information regarding the Company’s relationship with Dr. Wilson while he was serving as an advisor to Regenx. Regenx's letter also offers to discuss licensing the applicable patent portfolios from them. In April 2020, the Company responded to Regenx indicating that it does not believe it requires a license to any of the specified Regenx patents or patent applications at this time, and that it found that Dr. Wilson’s relationship with the Company was consistent with his obligations to Regenx. The Company will continue to monitor the situation and, if necessary, take appropriate actions, which may include responding to further correspondence from Regenx, and engaging in discussions with Regenx regarding their claims. If any such patents were enforceable and such claims were ultimately successful, the Company might require a license to continue to use and sell any product candidates using such AAV vector.

10. Share-Based Compensation

Equity Incentive Plan

The Company has three equity incentive plans: the 2018 Equity Incentive Plan, as amended, or the 2018 Plan, the 2020 Equity Incentive Plan, or the Incentive Plan, and the 2021 Equity Inducement Plan, or the Inducement Plan. New awards can only be granted under the Incentive Plan and the Inducement Plan.

The total number of shares authorized under the Incentive Plan as of June 30, 2022 was 10,370,926. Of this amount, 3,618,413 shares were available for future grants as of June 30, 2022. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Incentive Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021 and continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. As a result, on January 1, 2022, the number of shares reserved for issuance under the Incentive Plan increased by 2,712,249 shares. The Incentive Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options awarded to date under the Incentive Plan vest based on requisite service period, generally over four-year periods, and have a term of ten years.

The total number of shares authorized under the Inducement Plan as of June 30, 2022 was 2,000,000, as a result of an increase to the shares authorized for issuance in February 2022. Of this amount, 959,500 shares were available for future grants as of June 30, 2022. The Inducement Plan provides for the granting of nonqualified stock options and restricted stock awards to employees hired by the Company, as determined by the Company’s board of directors. The Company’s stock options awarded to date under the Inducement Plan vest based on requisite service period and have a term of ten years. The Company’s restricted stock units awarded to date under the Inducement Plan vest based on requisite service period and have a term based on each award agreement.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded share-based compensation expense in the following expense categories in its accompanying statements of operations for the period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Research and development	$2,964	$4,258	$5,960	$10,849
General and administrative	3,314	4,303	6,655	7,452
	$6,278	$8,561	$12,615	$18,301

During the three months ended June 30, 2022, the Company modified certain awards and recognized an additional $0.4 million in general and administrative expenses related to the modifications. During the three months ended June 30, 2021, the Company modified certain awards and recognized an additional $0.9 million in research and development expenses related to the modifications.

During the six months ended June 30, 2022, the Company modified certain awards and recognized an additional $0.4 million in general and administrative expenses related to the modifications. During the six months ended June 30, 2021, the Company modified certain awards and recognized an additional $6.1 million in research and development expenses related to the modifications.

The following table summarizes stock option activity for the six months ended June 30, 2022:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2022	9,416,998	$13.72	8.6
Granted	5,440,991	3.42
Exercised	(47,695)	1.02
Forfeited	(2,828,246)	12.08
Outstanding at June 30, 2022	11,982,048	$9.48	8.7
Vested and Exercisable at June 30, 2022	4,962,338	$12.45	7.9
Vested or expected to vest at June 30, 2022	11,982,048	$9.48	8.7

The weighted-average grant date fair value of options granted was $2.59 and $15.64 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the total unrecognized compensation expense related to unvested stock option awards was $37.5 million, which the Company expects to recognize over a weighted-average period of 2.7 years.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Six Months Ended June 30,
	2022		2021
Expected volatility	92.4%		99.0%
Risk‑free interest rate	2.6%		0.9%
Expected term	5.8	years	6.0	years
Expected dividend yield	—		—

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

The following table summarizes activity related to RSU awards during the six months ended June 30, 2022:

		Weighted average
	Number of shares	grant date fair value
Unvested balance at January 1, 2022	290,500	$14.78
Granted	261,500	$4.21
Vested	(15,000)	18.85
Forfeited	(89,500)	$14.28
Unvested balance at June 30, 2022	447,500	$8.57

As of June 30, 2022, the total unrecognized expense related to all RSUs was $2.9 million, which the Company expects to recognize over a weighted-average period of 2.5 years.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan, or the ESPP, became effective on February 28, 2020. The ESPP authorizes the issuance of up to 1,435,619 shares of the Company’s common stock. Of this amount, 1,168,841 were available for future grants as of June 30, 2022. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years, in an amount equal to one percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. As a result, on January 1, 2022, the number of shares reserved for issuance under the ESPP increased by 542,449 shares, resulting in a total of 1,435,619 shares authorized for issuance.

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

In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock at 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $0.1 million and $0.1 million during the three months ended June 30, 2022 and 2021, respectively, and $0.2 million and $0.2 million during the six months ended June 30, 2022 and 2021, respectively, related to the ESPP.

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

PBGM01 for the Treatment of GM1

We are currently developing PBGM01, which utilizes a proprietary, next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional GLB1 gene encoding β-gal for infantile GM1. Infantile GM1 is the most common and severe form of GM1, in which patients have mutations in the GLB1 gene that results in production of little or no residual β-gal enzyme activity. β-gal is an enzyme that catalyzes the first step in the natural degradation of GM1 ganglioside. Reduced β-gal activity results in the accumulation of toxic levels of GM1 ganglioside in neurons throughout the brain, causing rapidly progressive neurodegeneration, with a life expectancy of two to ten years. Currently, there are no disease-modifying therapies approved for the treatment of GM1. Early onset infantile GM1 is characterized by onset in the first 6 months of life, while late onset infantile GM1 is characterized by onset between 6 and 24 months. We believe PBGM01 could provide patients with significantly improved outcomes. In preclinical studies we observed meaningful transgene expression in both the CNS and in peripheral organs affected in GM1. We are conducting clinical trials using an intra-cisterna magna, or ICM, method of administration, which involves an injection at the craniocervical junction.

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

In March 2021, we dosed the first patient in our Imagine-1 Trial. In the fourth quarter of 2021, we reported initial safety and 30-day biomarker data from the initial cohort of two late onset patients with GM1 treated with the low dose of PBGM01. We also reported interim safety data for the initial cohort that showed PBGM01 was well tolerated with no serious adverse events and no evidence of dorsal root ganglion toxicity. In February 2022 and May 2022, we reported meaningful developmental improvement in assessments, utilizing the Bayley III and Vineland II scales, performed by trained healthcare providers and the patients’ caregivers, respectively, for both patients in the initial cohort. Additionally, we have dosed our first patient in Cohort 2, for late onset infantile GM1 with high dose PBGM01, and completed dosing patients in Cohort 3, for early onset infantile GM1 with low dose PBGM01. Initial biomarker and safety data from Cohort 2 and Cohort 3 are expected to be reported in the second half of 2022.

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

PBKR03 for the Treatment of Krabbe disease

We are currently developing PBKR03, which utilizes a proprietary, next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional GALC gene encoding the hydrolytic enzyme galactosylceramidase for Krabbe disease. Krabbe disease is an autosomal recessive lysosomal storage disease caused by mutations in the GALC gene, which provides instructions for making an enzyme called galactosylceramidase, which breaks down certain fats, including galactosylceramide and psychosine. This results in the accumulation of galactolipids such as psychosine, resulting in widespread death of myelin-producing cells in the CNS and in the peripheral nervous system, or PNS. Without myelin, nerves in the brain and other parts of the body cannot transmit signals properly, leading to the signs and symptoms of Krabbe disease. We believe PBKR03 may provide patients with significantly improved outcomes. In preclinical models, we have observed meaningful transduction of both the CNS and other critical peripheral organs affected in Krabbe disease patients using our ICM method of administration in combination with our next-generation AAVhu68 capsid.

We have an active IND from the FDA and approved CTAs in multiple countries for PBKR03, which allows us to proceed with our GALax-C Trial, an international, multi-center, open-label, single-arm Phase 1/2 clinical trial of PBKR03 in patients with a diagnosis of infantile Krabbe disease.

In March 2022, we dosed the first patient in our GALax-C Trial. This patient experienced a grade 4 adverse event of acute communicating hydrocephalus, which is a build-up of the CSF in the brain, twenty-six days after dosing. Health authorities, including the FDA and ex-U.S. regulatory agencies, as well as study investigators, were notified per regulatory requirements. The patient underwent surgery to have a shunt inserted to reduce CSF build-up in the brain. The procedure was well-tolerated, and the patient has been stable post-procedure.

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

The Independent Data Monitoring Committee, or IDMC, recommended continuation of the trial with specified modifications including certain changes to the inclusion/exclusion criteria and additional monitoring post administration. The protocol has been updated and submitted to relevant health authorities and ethics committees. In addition, per study protocol, we have also increased the number of subjects in Cohort 1 from three to four following this adverse event.

We are proceeding with study recruitment, and we expect to report interim safety and biomarker data from a subset of Cohort 1 by the end of 2022.

The FDA has granted ODD, RPDD, and Fast Track Designation to PKBR03, and the European Commission granted Orphan designation for PBKR03.

Through our manufacturing partners, we have manufactured PBKR03 clinical supply to support clinical trial initiation.

PBML04 for the Treatment of Metachromatic Leukodystrophy

We are developing PBML04, which utilizes a proprietary, next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional arylsulfatase A gene, or ARSA, encoding the ARSA enzyme for Metachromatic Leukodystrophy, or MLD. MLD is a rare, autosomal recessive lysosomal storage disease caused by mutations in the ARSA gene, resulting in little or no functional activity of the ARSA enzyme, which is essential for the degradation of sphingolipid cerebroside-3-sulfate, or sulfatide. Sulfatides are the most abundant sphingolipids in myelin and have important structural and functional roles in the maintenance of myelin. When the ARSA enzyme is lacking, sulfatides accumulate in lysosomal storage deposits in microglia, oligodendrocytes, and Schwann cells, leading to widespread demyelination. Without myelin, nerves in the brain and other parts of the body cannot transmit signals properly, leading to the signs and symptoms of MLD. Accumulation of sulfatides in neurons also leads to further neuronal dysfunction. We believe PBML04 may provide patients with significantly improved outcomes. In preclinical models, treatment with PBML04 led to increases in the expression of ARSA in disease relevant target tissues and in the periphery, reduction in sulfatide accumulation, with corresponding clinical improvements and survival.

In April 2022, we submitted an IND for PBML04 to support clinical development in MLD, a rare, pediatric, lysosomal storage disorder. On May 20, 2022, the FDA cleared our IND application for PBML04, which allows us to proceed with PBML04-001, an international, multi-center, open-label, single-arm clinical trial of PBML04 in patients with a diagnosis of late onset infantile MLD.

As we continue to evaluate our resources and operating expenses, we have made the decision to hold advancement of clinical development activities for the MLD program at this time.

Through our manufacturing partners, we have manufactured PBML04 clinical supply to support clinical trial initiation.

Research Programs

We have two programs in preclinical research stages under our license agreement with Penn: PBAL05 for ALS and an unnamed program for Huntington’s disease. PBAL05 is targeting patients with ALS who have a gain-of-function mutation in the C9orf72 gene. Our unnamed program is for the treatment of Huntington’s disease, a repeat expansion disorder.

In March 2022, we announced plans to prioritize research and development programs to reduce operating expenses and extend our cash runway. We returned our rights to programs in Canavan disease, Charcot-Marie-Tooth Type 2A and Parkinson’s disease to Penn’s GTP for future development. We continue to hold eight additional license options.

Beyond this portfolio, through our research collaboration with GTP, we also have the option to license programs for eight additional new indications in CNS diseases along with rights and licenses to new gene therapy technologies developed by Penn, such as novel capsids, toxicity reduction technologies and delivery and formulation. We also have exploratory research programs with GTP for large indications, initially focused on Alzheimer’s Disease, or AD, and Temporal Lobe Epilepsy, or TLE, which can be expanded to other large CNS diseases upon mutual agreement with GTP.

Business Overview

We were incorporated in July 2017 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to acquiring and developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. Historically, we have funded our operations through the sale of convertible preferred stock and public offerings of common stock. Our net loss was $39.5 and $48.4 million for the three months ended June 30, 2022 and 2021, respectively, and $82.4 million and $87.3 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $438.6 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of June 30, 2022 , we had cash, cash equivalents and marketable securities of $239.3 million. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024.

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

Financial Operations Overview

License Agreement

University of Pennsylvania

We have a research, collaboration and licensing agreement, as amended, or the Penn Agreement, with Penn, for research and development collaborations and exclusive license rights to patents for certain products and technologies. Under the

Penn Agreement, we have the obligation to fund certain research relating to the preclinical development of selected products in research programs as well as the new exploratory research program in non-rare and/or non-monogenic (or large) CNS indications, initially AD and TLE. We also fund discovery research conducted by Penn through August 2026 and will receive exclusive rights, subject to certain limitations, to technologies resulting from the discovery program for products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation improvements. Our discovery research funding commitment is $5.0 million a year for five years, with quarterly payments of $1.3 million through June 2026. Under the Penn Agreement we have eight remaining options available to us to commence additional licensed programs for CNS indications until May 2026. If we were to exercise any of these remaining options, we would owe Penn a non-refundable aggregate fee of $1.0 million, with $0.5 million per product indication paid immediately and another $0.5 million fee owed upon a further developmental milestone. We have the obligation to fund certain research relating to the preclinical development of each licensed program

The Penn Agreement requires that we make payments of up to (i) $16.5 million per product candidate for rare, monogenic disorders in aggregate and (ii) $39.0 million per product candidate in the aggregate arising from the exploratory program for large CNS indications, initially AD and TLE and such other mutually agreed upon large CNS indications. Each payment will be due upon the achievement of specific development milestone events by such licensed product for a first indication, reduced development milestone payments for the second and third indications and no development milestone payments for subsequent indications. In addition, on a product-by-product basis, we are obligated to make up to $55.0 million in sales milestone payments on each licensed product based on annual sales of the licensed product in excess of defined thresholds.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and share-based compensation expense, for employees and consultants in executive, finance, accounting, legal, information technology, commercial, quality, regulatory, operations and human resource functions. General and administrative expenses also include corporate facility costs, including rent, utilities, depreciation and maintenance, not otherwise included in research and development expenses, legal expenses related to intellectual property and corporate matters, insurance expense, and expenses for accounting and consulting services. Given our recent reduction in workforce and prioritization of operating expenses, we expect our general and administrative expenses to remain consistent or decrease in the near future.

Interest Income, net

Interest income, net consists of interest earned on our cash equivalents and marketable securities, offset by amortization of premium and discount on our marketable securities and fees paid to our external asset manager.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table sets forth our results of operations for the three months ended June 30, 2022 and 2021:

	Three months ended
	June 30,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$26,821	$33,112	$(6,291)
Acquired in‑process research and development	—	—	—
General and administrative	12,991	15,422	(2,431)
Loss from operations	(39,812)	(48,534)	8,722
Interest income, net	270	99	171
Net loss	$(39,542)	$(48,435)	$8,893

Research and Development Expenses

Research and development expenses decreased by $6.3 million to $26.8 million for the three months ended June 30, 2022 from $33.1 million for three months ended June 30, 2021. The decrease was primarily due to a decrease of $10.9 million in clinical manufacturing expenses, which relates to the timing of our manufacturing activities. This amount was partially offset by a $1.2 million increase in research and development expenses associated with the Penn Agreement, a $1.6 million increase in facility and other expenses, a $1.6 million increase in clinical operations and professional fee expenses, and a $0.2 million increase in personnel-related and share-based compensation expenses. Personnel-related and share-based compensation expenses for the three months ended June 30, 2021 includes $0.9 million of expenses related to modifications of shared-based compensation awards, compared to no modifications of share-based compensation awards for the three months ended June 30, 2022. Expenses associated with the Penn Agreement will continue to vary from quarter to quarter based on our selection and prioritization of preclinical product candidates, the status of our preclinical pipeline and timing of preclinical work performed.

We track outsourced development, outsourced personnel expenses and other external research and development costs of specific programs. We do not track our internal research and development expenses on a program by program basis. Research and development expenses are summarized by program in the table below:

	Three months ended
	June 30,
(in thousands)	2022		2021
Program Specific Expenses	$		$
GM1		3,449		5,249
FTD‑GRN		3,814		5,589
Krabbe		3,320		4,887
MLD		1,913		3,222
Other Programs and Discovery		2,237		2,276
Unallocated Internal Expenses
Personnel-related (including share-based compensation)		8,366		8,207
Other		3,722		3,682
		$26,821		$33,112

Acquired In-Process Research and Development Expenses

During both of the three months ended June 30, 2022 and 2021, we incurred no expenses related to the achievement of development milestones.

General and Administrative Expenses

General and administrative expenses decreased by $2.4 million to $13.0 million for the three months ended June 30, 2022 from $15.4 million for three months ended June 30, 2021. The decrease was primarily due to a $2.3 million decrease in personnel-related and share-based compensation expense related to our workforce reduction, which was partially offset by severance expenses incurred in the three months ended June 30, 2022 related to the resignation of our Chief Executive Officer, and a $0.1 million decrease in our professional fees, facilities and other expenses.

Interest Income, net

Interest income, net was $0.3 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and were primarily attributable to interest income earned on cash, cash equivalents and marketable securities, partially offset by realized losses on marketable securities in the three months ended June 30, 2022.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table sets forth our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$53,034	$58,082	$(5,048)
Acquired in‑process research and development	1,500	1,500	—
General and administrative	28,090	27,886	204
Loss from operations	(82,624)	(87,468)	4,844
Interest income, net	271	151	120
Net loss	$(82,353)	$(87,317)	$4,964

Research and Development Expenses

Research and development expenses decreased by $5.0 million to $53.0 million for the six months ended June 30, 2022 from $58.1 million for six months ended June 30, 2021. The decrease was primarily due to a decrease of $5.7 million in clinical manufacturing expenses, a $4.0 million decrease in research and development expenses associated with the Penn Agreement, and a $1.3 million decrease in personnel-related and share-based compensation. These decreases were partially offset by a $3.2 million increase in clinical operations and professional fees expense and a $2.8 million increase in facility and other expense. Expenses associated with the Penn Agreement will continue to vary from quarter to quarter based on our selection and prioritization of preclinical product candidates, the status of our preclinical pipeline and timing of preclinical work performed.

We track outsourced development, outsourced personnel expenses and other external research and development costs of specific programs. We do not track our internal research and development expenses on a program by program basis. Research and development expenses are summarized by program in the table below:

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Program Specific Expenses
GM1	$4,658	$8,772
FTD‑GRN	7,111	6,857
Krabbe	6,006	8,939
MLD	5,668	4,177
Other Programs and Discovery	4,326	6,093
Unallocated Internal Expenses
Personnel-related (including share-based compensation)	18,210	19,481
Other	7,055	3,763
	$53,034	$58,082

Acquired In-Process Research and Development Expenses

During both of the six months ended June 30, 2022 and 2021, we incurred expenses of $1.5 million related to the achievement of a development milestone.

General and Administrative Expenses

General and administrative expenses increased by $0.2 million to $28.1 million for the six months ended June 30, 2022 from $27.9 million for six months ended June 30, 2021. The increase was primarily due to a $0.8 million increase in personnel-related and share-based compensation expense. Personnel-related and share-based compensation expense includes modifications of share-based compensation and severance related expenses incurred during the six months ended June 30, 2022, which was partially offset by lower personnel-related expenses due to our workforce reduction. This amount was also partially offset by a $0.6 million decrease in professional fees, facility and other expenses.

Interest Income, net

Interest income, net $0.3 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively, and were primarily attributable to interest income earned on cash, cash equivalents and marketable securities, partially offset by realized losses on marketable securities in the six months ended June 30, 2022

Liquidity and Capital Resources

Overview

As of June 30, 2022, we had $239.3 million in cash, cash equivalents and marketable securities and had an accumulated deficit of $438.6 million. We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Cash used in operating activities	$(70,794)	$(55,048)
Cash provided by (used in) investing activities	33,315	(30,654)
Cash provided by financing activities	(357)	166,157
Net increase (decrease) in cash and cash equivalents	$(37,836)	$80,455

Net Cash Used in Operating Activities

During the six months ended June 30, 2022, we used $70.8 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $82.4 million and a net increase in our operating assets of $5.5 million, partially offset by non-cash charges of $17.1 million related to share-based compensation, depreciation, amortization of premium and discount, net, and acquired in-process research and development. The primary use of cash was to fund our operations related to the development of our product candidates.

During the six months ended June 30, 2021, we used $55.0 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $87.3 million, which was partially offset by net increase in our operating net liabilities of $9.5 million and non-cash charges of $21.2 million related to share-based compensation, depreciation, amortization of premium and discount, net, and changes in deferred rent. The primary use of cash was to fund our operations related to the development of our product candidates.

Net Cash Used in Investing Activities

During the six months ended June 30, 2022, we purchased $58.8 million in marketable securities, had sales and maturities of $95.3 million in marketable securities, had purchases of property and equipment of $1.6 million, and paid $1.5 million for technology licenses.

During the six months ended June 30, 2021, we purchased $132.1 million in marketable securities, had sales and maturities of $108.3 million in marketable securities, had purchases of property and equipment of $4.8 million, and paid $2.0 million for technology licenses.

Net Cash Provided by (Used in) Financing Activities

During the six months ended June 30, 2022, we received $49,000 from the exercise of stock options, received $0.2 million in proceeds from the issuance of common stock under the ESPP and paid $0.6 million for short-term insurance premium financing.

During the six months ended June 30, 2021, we received net proceeds of $165.8 million from the sale of our common stock, received $0.2 million from the exercise of stock options and received $0.5 million in proceeds from the issuance of common stock under the ESPP. We also paid $0.3 million in deferred offering costs.

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

Critical Accounting Policies and Estimates

During the six months ended June 30, 2022, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2021 Annual Report filed on Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, management, with the participation of our Interim Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Interim Principal Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Interim Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those immediately following this summary. Some of these risks are:

●	We are a clinical stage genetic medicines company with a history of operating losses, and we may not achieve or sustain profitability. We anticipate that we will continue to incur losses for the foreseeable future. Our limited operating history may make it difficult for you to evaluate our success to date and to assess our future viability;

●	COVID-19, and its variants, has adversely impacted our business, including our preclinical development activities, clinical studies and planned timing of clinical trials;
●	We will need to raise additional funding before we can expect to become profitable from any potential future sales of our products;

●	We are early in our development efforts. Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them;

●	The disorders we seek to treat have low incidence and prevalence and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue if approved;

●	Preclinical and clinical development involve a lengthy and expensive process with an uncertain outcome. We may incur additional expenses or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates;

●	Gene therapy is a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval;

●	Our product candidates may cause undesirable and unforeseen side effects, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences;

●	We currently rely exclusively on our collaboration with Penn for our preclinical research and development, including for discovering, preclinically developing and conducting all IND-enabling studies for our clinical product candidates and our near-term future pipeline;

●	Gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in our development or commercialization programs or otherwise harm our business;

●	We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies or technologies that are more advanced or effective than ours;

●	We are undergoing our first CEO succession as a public company. Any leadership transition carries with it disruption risks that could have a negative impact on the execution of our strategy;

●	We currently rely and expect to continue to rely on third-party manufacturers to produce clinical supply of our product candidates; and

●	If we are unable to obtain and maintain patent protection or other necessary rights for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or our rights under licensed patents is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

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

We have incurred net losses since our inception in 2017. We incurred net losses of $39.5 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $438.6 million. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our operations have consumed significant amounts of cash since inception. As of June 30, 2022, our cash, cash equivalents and marketable securities were $239.3 million. We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

The ongoing COVID-19 pandemic, as well as future public health crises or similar outbreaks could adversely impact our business. As we diligently work to activate sites for our clinical programs, we are experiencing some impacts to our site initiation activities related to COVID-19, such as meeting delays with various investigational review bodies or ethics committees that have prioritized COVID-19 related clinical trials and staffing levels at site hospitals. For example, the clinical initiation of our upliFT-D clinical study for PBFT02 and the GALax-C clinical study for PBKR03 were substantially impacted by COVID-19-related issues. Our expected timelines for our clinical trials may be delayed further by these impacts. As a result of the COVID-19 outbreak, or similar pandemics, we may experience disruptions that could severely impact our business, manufacturing, preclinical development activities, preclinical studies and planned clinical trials, including:

●	further delays or difficulties in clinical site initiation for our clinical candidates, including difficulties in obtaining IRB approvals, recruiting clinical site investigators and clinical site staff;
●	further delays or difficulties in enrolling patients in clinical trials;
●	interruption or delays in the operations of the U.S. Food and Drug Administration, or the FDA, and comparable foreign regulatory agencies, which may impact timelines for regulatory review, trial initiation and regulatory approval;
●	interruption of planned key clinical trial activities, such as clinical trial site data monitoring and patient recruitment, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and planned clinical study endpoints;
●	delays or disruptions in preclinical development activities, particularly at Penn, including non-clinical experiments and investigational new drug application-enabling good laboratory practice standard toxicology studies due to unforeseen constraints in employee resources, vendor capacity, or supply chain;
●	interruption or delays in our CROs and collaborators meeting expected deadlines or complying with regulatory requirements related to preclinical development activities, preclinical studies and planned clinical trials; interruptions of, or delays in receiving, supplies of our product candidates from our CMOs, particularly at Catalent, due to staffing shortages, productions slowdowns or stoppages and disruptions in delivery systems;

●	increased rates of patients withdrawing from any planned clinical trials following enrollment as a result of contracting COVID-19 or being forced to quarantine; diversion of healthcare resources away from the conduct of our preclinical development activities, preclinical studies and planned clinical trials, including the diversion of hospitals serving as any potential clinical trial sites and hospital staff supporting the conduct of our planned clinical trials;
●	limitations on employee or collaborator resources that would otherwise be focused on the conduct of our preclinical development activities, preclinical studies and planned clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions; and
●	reduced ability to engage with the medical and investor communities due to the cancellation of conferences scheduled throughout the year.

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

Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time of such testing may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. Delays associated with programs for which we are conducting preclinical testing and studies may cause us to incur additional operating expenses. We may experience unexpected or adverse results in our ongoing or future clinical trials. We will be required to demonstrate through adequately designed and executed clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Our initial clinical trials are beginning with relatively small cohorts before expanding in size in subsequent cohorts. If safety issues arise in an early cohort, we may be delayed or prevented from subsequently expanding into larger trial cohorts. Earlier gene therapy clinical trials conducted by others also utilized adeno-associated viral, or AAV, vectors. However, these studies should not be relied upon as evidence that our planned clinical trials will succeed. Trial designs and results from previous trials are not necessarily predictive of our future clinical trial designs or results, and initial positive results we may observe may not be confirmed upon full analysis of the complete trial data. In addition, the positive results we have observed for our product candidates in preclinical animal models may not be predictive of our future clinical trials in humans. Our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development even if they successfully advance through initial clinical trials.

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

The design and implementation of clinical trials is a complex process. As an organization, we have limited experience designing and implementing clinical trials, and we may not successfully or cost effectively design and implement clinical trials that achieve our desired clinical endpoints efficiently, or at all. A clinical trial that is not well designed may delay or even prevent initiation of the trial, can lead to increased difficulty in enrolling patients, may make it more difficult to obtain regulatory approval for the product candidate on the basis of the study results, or, even if a product candidate is approved, could make it more difficult to commercialize the product successfully or obtain reimbursement from third party payors. Additionally, a trial that is not well designed could be inefficient or more expensive than it otherwise would have been, or we may incorrectly estimate the related expenses to implement the clinical trial, which could lead to a shortfall in funding.

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

Approval of our product candidates may be delayed or refused for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials, including the methods for collecting and analyzing data, the statistical analysis plan, and the lack of a concurrent control arm or a decision to use external or historical controls;
●	the FDA or comparable foreign regulatory authorities may not agree that the efficacy endpoints used in our clinical trials are appropriate to establish clinical benefit in the intended populations;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidates are safe and effective for any of their proposed indications;
●	development of products for ultra rare diseases, and in particular pediatric diseases, may involve the use of natural history data as an external control. We may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that the control arm(s) are adequate to establish the safety and/or effectiveness of our product candidates;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities a durable response to our product candidates;
●	we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical programs or clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
●	the facilities of the third-party manufacturers with which we contract may not be adequate to support approval of our product candidates;
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and

●	even if our product candidates meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process.

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

The FDA and ex-U.S. regulatory agencies have demonstrated caution in their regulation of gene therapy treatments. Ethical and legal concerns about gene therapy and genetic testing may result in additional regulations or restrictions on the development and commercialization of our product candidates, which may be difficult to predict.

The FDA and ex-U.S. regulatory agencies at both the federal and state level in the United States, U.S. congressional committees, and foreign governments, have expressed interest in further regulating the biotechnology industry, including gene therapy and genetic testing. Any such further regulation may delay or prevent commercialization of some or all of our product candidates.

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

We currently rely on third parties to develop, manufacture and test clinical supplies of our product candidates, including the materials used to administer our product candidates. For our initial clinical trials, we rely on the manufacturing facility of Catalent Maryland (formerly Paragon Bioscience), or Catalent, for supply of our product candidates. We have established internal testing operations supporting our preclinical and clinical manufacturing and established analytical development and process development capabilities to support our pipeline. We expect to establish an internal pilot plan and our own manufacturing facility for long-term commercial market supply. As a result of our March 2022 prioritization to reduce operating expenses and extend our cash runway, we have slowed our investment in our pilot plant and therefore, the establishment of a pilot plant will be later than end of 2022. We have limited experience as a company in developing manufacturing facilities. We may face delays in building out our pilot plant or in constructing new facilities and transferring technology to our facilities or have difficulty hiring experts to staff and operate our own manufacturing facility and, accordingly, our production capacity could be limited. The manufacturing processes used to produce our product candidates are complex, novel and have not been validated for commercial use. Many factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers.

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

With respect to PBKR03 for the treatment of Krabbe Disease, we consider our most direct competitor to be Forge Biologics Inc., which has an active clinical trial evaluating a Krabbe gene therapy candidate that combines hematopoietic stem cell transplant and gene therapy. There is some evidence that hematopoietic stem cell transplant is beneficial for pre-symptomatic infants with Krabbe disease, and it has become increasingly used in the United States in children who are presymptomatic or have mild symptoms. In addition, Neurogene Inc. has a gene therapy in preclinical development for Krabbe. We are also aware of other therapeutic approaches in preclinical development and an ongoing natural history study being conducted by the Children’s Hospital of Pittsburgh and certain academic studies for Krabbe disease.

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

Ethical, social and legal concerns about gene therapy could result in additional regulations restricting or prohibiting our products. Even with the requisite approvals from the FDA in the United States and other ex-U.S. regulatory authorities, the commercial success of our product candidates will depend, in part, on the acceptance of physicians, patients (which includes caregivers when applicable) and health care payors of gene therapy products in general, and our product candidates in particular, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of gene therapy products and, in particular, our product candidates, if approved for commercial sale, will depend on several factors, including:

●	the efficacy, durability and safety of such product candidates as demonstrated in clinical trials;
●	the potential and perceived advantages of product candidates over alternative treatments;
●	the cost of treatment relative to alternative treatments;
●	the clinical indications for which the product candidate is approved by the FDA or ex-U.S. regulatory authorities;
●	the willingness of physicians to order genetic testing for potential target patient populations;
●	the willingness of potential patients to have genetic testing and counseling;
●	the willingness of physicians to prescribe new therapies, including therapies using ICM administration;
●	our ability to successfully train neurosurgeons and interventional radiologists in ICM administration of our product candidates;
●	the willingness of the target patient population to try new therapies and a therapy with ICM administration;
●	the prevalence and severity of any side effects;
●	product labeling or product insert requirements of the FDA or ex-U.S. regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
●	relative convenience and ease of administration;
●	the strength of marketing and distribution support;

●	the timing of market introduction of competitive products and the perceptions of such competitive products compared to our products;
●	publicity concerning our products or competing products and treatments; and
●	sufficient third-party payor coverage and adequate reimbursement and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement.

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

Further, we are currently undergoing a leadership transition, which may be viewed negatively by employees, investors and/or our strategic partners. Moreover, any attrition associated with this transition could significantly delay or prevent the achievement of product development and commercialization, and other business objectives, and adversely impact our stock price.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

●	results of preclinical studies or clinical trials of our product candidates or those of our competitors;
●	unanticipated or serious safety concerns related to the use of any of our product candidates;
●	adverse regulatory decisions, including failure to receive regulatory approval for any of our product candidates;
●	the success of competitive drugs or technologies;
●	regulatory or legal developments in the United States and other countries applicable to our product candidates;
●	the size and growth of our prospective patient populations;
●	developments concerning our collaborators, our external manufacturers or in-house manufacturing capabilities;
●	inability to obtain adequate product supply for any product candidate for preclinical studies, clinical trials or future commercial sale or inability to do so at acceptable prices;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or drugs;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts or publications of research reports about us or our industry;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the biotechnology sector;

●	our cash position or the announcement or expectation of additional financing efforts;
●	general economic, industry and market conditions, including rising interest rates and inflation;
●	general economic uncertainty and capital markets disruptions, which has been substantially impacted by geopolitical instability due to the ongoing military conflict in Ukraine; and
●	other factors, including those described in this “Risk Factors” section, many of which are beyond our control.

Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of June 30, 2022, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned shares representing a substantial portion of our capital stock.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets, and, in recent months, the global economy has been impacted by increasing interest rates and inflation. Likewise, the capital and credit markets may be adversely affected by the recent conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, and global sanctions imposed in response thereto. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith

10.1	Transition and Separation Agreement dated May 27, 2022, by and between the Registrant and Bruce Goldsmith.				X

10.2†˄	Eighth Amendment to Amended and Restated Research, License & Collaboration Agreement, dated May 11, 2022, by and between the Registrant and the Trustees of the University of Pennsylvania.				X

31.1

Certification of Interim Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Interim Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension				X
Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

add

†	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulations S-K.
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

PASSAGE BIO, INC.

Date: August 4, 2022	By:	/s/ Edgar B. Cale
Edgar B. Cale
Interim Chief Executive Officer and General Counsel

Date: August 4, 2022	By:	/s/ Simona King
Simona King
Chief Financial Officer