Form 10-Q
period 2022-09-30
Passage BIO, Inc.
filed 2022-11-10
CIK 1787297

Y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 54,553,263 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Passage Bio, Inc.

Balance Sheets

	(Unaudited)
(in thousands, except share data)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$62,568	$128,965
Marketable securities	151,190	186,808
Prepaid expenses and other current assets	1,509	1,726
Prepaid research and development	7,257	7,567
Total current assets	222,524	325,066
Property and equipment, net	22,918	23,806
Right of use assets - operating leases	19,890	-
Other assets	4,720	6,204
Total assets	$270,052	$355,076
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,506	$9,448
Accrued expenses and other current liabilities	13,861	20,050
Operating lease liabilities	3,252	-
Total current liabilities	21,619	29,498
Operating lease liabilities - noncurrent	24,037	-
Deferred rent	-	6,921
Total liabilities	45,656	36,419

Commitments and Contingencies (note 9)

Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized; 54,546,596 shares issued and outstanding at September 30, 2022 and 54,244,996 shares issued and outstanding at December 31, 2021	5	5
Additional paid‑in capital	691,194	675,346
Accumulated other comprehensive income (loss)	(1,468)	(413)
Accumulated deficit	(465,335)	(356,281)
Total stockholders’ equity	224,396	318,657
Total liabilities and stockholders’ equity	$270,052	$355,076

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Operating expenses:
Research and development	$15,362	$26,623	$68,396	$84,705
Acquired in‑process research and development	1,500	5,500	3,000	7,000
General and administrative	10,664	14,978	38,754	42,864
Loss from operations	(27,526)	(47,101)	(110,150)	(134,569)
Interest income, net	825	186	1,096	337
Net loss	$(26,701)	$(46,915)	$(109,054)	$(134,232)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.49)	$(0.87)	$(2.01)	$(2.53)
Weighted average common shares outstanding, basic and diluted	54,473,945	53,995,560	54,379,397	53,080,645
Comprehensive loss:
Net loss	$(26,701)	$(46,915)	$(109,054)	$(134,232)
Unrealized gain (loss) on marketable securities	110	14	(1,055)	45
Comprehensive loss	$(26,591)	$(46,901)	$(110,109)	$(134,187)

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Stockholders’ Equity

(Unaudited)

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at July 1, 2022	54,463,235	$5	$688,253	$(1,578)	$(438,634)	$248,046
Exercise of stock options and vesting of restricted stock units	83,361	—	79	—	—	79
Unrealized gain (loss) on marketable securities	—	—	—	110	—	110
Share‑based compensation expense	—	—	2,862	—	—	2,862
Net loss	—	—	—	—	(26,701)	(26,701)
Balance at September 30, 2022	54,546,596	$5	$691,194	$(1,468)	$(465,335)	$224,396

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2022	54,244,996	$5	$675,346	$(413)	$(356,281)	$318,657
Exercise of stock options and vesting of restricted stock units	146,056	—	128	—	—	128
Issuance of shares in connection with employee stock purchase plan	155,544	—	243	—	—	243
Unrealized gain (loss) on marketable securities and cash equivalents	—	—	—	(1,055)	—	(1,055)
Share‑based compensation expense	—	—	15,477	—	—	15,477
Net loss	—	—	—	—	(109,054)	(109,054)
Balance at September 30, 2022	54,546,596	$5	$691,194	$(1,468)	$(465,335)	$224,396

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

Passage Bio, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
(in thousands)	2022	2021
Cash flows used in operating activities:
Net loss	$(109,054)	$(134,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in‑process research and development	3,000	7,000
Depreciation and amortization	2,733	874
Share‑based compensation	15,477	25,116
Amortization of premium and discount on marketable securities, net	1,206	2,235
Deferred rent	-	1,618
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, and other assets	1,701	(66)
Prepaid research and development	310	2,026
Right of use assets and operating lease liabilities	478	-
Accounts payable	(4,979)	2,085
Accrued expenses and other current liabilities	(5,061)	(2,760)
Net cash used in operating activities	(94,189)	(96,104)
Cash flows provided by (used in) investing activities:
Purchases of marketable securities	(116,304)	(169,860)
Sales and maturities of marketable securities	149,661	145,974
Purchases of technology licenses	(3,000)	(7,500)
Purchases of property and equipment	(1,800)	(10,823)
Net cash provided by (used in) investing activities	28,557	(42,209)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock, net of offering costs	-	165,805
Payment of offering costs	-	(338)
Proceeds from the exercise of stock options	128	229
Proceeds from the issuance of common stock under employee stock purchase plan	243	505
Payments for insurance premium financing	(1,136)	-
Net cash provided by (used in) financing activities	(765)	166,201
Net increase (decrease) in cash and cash equivalents	(66,397)	27,888
Cash and cash equivalents at beginning of year	128,965	135,002
Cash and cash equivalents at end of period	$62,568	$162,890
Supplemental disclosure of non‑cash investing and financing activities:
Unrealized gain (loss) on marketable securities	$(1,055)	$45
Property and equipment in accounts payable and accrued expenses and other current liabilities	$45	$2,254
Property and equipment in deferred rent	$-	$2,769
Vesting of early exercise option awards	$-	$45
Right of use assets recognized upon the adoption of Topic 842	$(20,375)	$-
Operating lease liabilities recognized upon the adoption of Topic 842	$27,296	$-

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

2. Risks and Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $465.3 million as of September 30, 2022. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.

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

The Company plans to seek additional funding through public or private equity offerings, debt financings, other collaborations, strategic alliances and licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding or prospects of funding are unfavorable, the Company could be required to further delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect its business prospects.

In March and November 2022, the Company announced workforce reductions and plans to prioritize research and development programs to reduce operating expenses and to extend its cash runway.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

Cash and cash equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of September 30, 2022 consisted of money market funds, certificates of deposits, corporate debt securities and commercial paper. Cash consists of cash deposits at banking institutions.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Nine Months Ended
	2022	2021
Stock options	11,738,877	9,581,659
Unvested restricted stock units	409,500	238,333
Employee stock purchase plan	62,488	49,528
	12,210,865	9,869,520

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases” Topic 842, or ASU 2016-02, which requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. The Company adopted ASU 2016-02 on January 1, 2022 using the modified retrospective transition method and elected the following transition practical expedients: (i) to not reassess lease identification, lease classification and initial indirect costs related to those leases entered into prior to the adoption of Topic 842; and (ii) to not separate lease and non-lease components for the Company’s operating lease portfolio. The Company recorded an operating lease right-of-use asset and lease liability of $20.4 million and $27.3 million respectively, related to the adoption of the Topic 842. See note 8 for further details.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments”, or ASU 2016-13, which replaces the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 was subsequently updated by ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, to clarify that entities should include recoveries when estimating the allowance for credit losses. This guidance is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 and must be adopted using a modified retrospective approach, with certain exceptions. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures and does not expect a material impact to financial statements or disclosures.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

4. Cash, cash equivalents and marketable securities

The following table provides details regarding the Company’s portfolio of cash and cash equivalents:

	Cost or
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2022:
Cash accounts in banking institutions	$25,453	$-	$-	$25,453
Money market funds	15,721	-	-	15,721
Certificates of deposit	7,032	-	(2)	7,030
Corporate debt securities	554	-	(1)	553
Commercial paper	13,817	-	(6)	13,811
Total	$62,576	$-	$(9)	$62,568

December 31, 2021
Cash accounts in banking institutions	$44,549	$-	$-	$44,549
Money market funds	84,416	-	-	84,416
Total	$128,965	$-	$-	$128,965

The following table provides details regarding the Company’s portfolio of marketable securities:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2022:
Certificates of deposit	$22,012	$2	$(96)	$21,918
Commercial paper	49,451	1	(118)	49,334
Corporate debt securities	79,188	-	(1,198)	77,990
U.S. government securities	1,998	-	(50)	1,948
Total	$152,649	$3	$(1,462)	$151,190

December 31, 2021
Certificates of deposit	$5,296	$-	$-	$5,296
Commercial paper	26,503	4	(4)	26,503
Corporate debt securities	145,577	10	(418)	145,169
U.S. government securities	1,996	-	(8)	1,988
Non-U.S. government securities	7,849	4	(1)	7,852
Total	$187,221	$18	$(431)	$186,808

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

	Fair value measurement at
	reporting date using
	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
September 30, 2022:
Assets
Cash and cash equivalents:
Certificates of deposit	$-	$7,030	$-
Money market funds	15,721	-	$-
Commercial paper	-	13,811	-
Corporate debt securities	-	553	-
Total cash and cash equivalents	15,721	21,394	-

Marketable securities:
Certificates of deposit	-	21,918	-
Commercial paper	-	49,334	-
Corporate debt securities	-	77,990	-
U.S. government securities	-	1,948	-
Total marketable securities	-	151,190	-

Total financial assets	$15,721	$172,584	$-

December 31, 2021
Assets
Cash and cash equivalents:
Money market funds	$84,416	$-	$-
Total cash and cash equivalents	84,416	-	-

Marketable securities:
Certificates of deposit	-	5,296	-
Commercial paper	-	26,503	-
Corporate debt securities	-	145,169	-
U.S. government securities	-	1,988	-
Non-U.S. government securities	-	7,852	-
Total marketable securities	-	186,808	-

Total financial assets	$84,416	$186,808	$-

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

6. Property and Equipment, net

Property and Equipment, net, consist of the following:

(in thousands)	September 30, 2022	December 31, 2021
Laboratory equipment	$9,753	$8,916
Office equipment	601	621
Computer hardware and software	1,089	1,028
Furniture and fixtures	1,203	1,487
Leasehold improvements	13,487	13,409
Construction in progress	993	822
Total property and equipment	27,126	26,283
Accumulated depreciation	(4,208)	(2,477)
	$22,918	$23,806

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Professional fees	$636	$877
Compensation and related benefits	7,006	10,014
Research and development	5,640	8,498
Property and equipment	8	161
Other	571	500
	$13,861	$20,050

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

Agreement and the Laboratory Lease Agreement, respectively. The Company’s IBRs were quoted by an unrelated third-party lender and reflect a collateralized borrowing with similar terms and amounts as the Leases.

The Company is party to a lease agreement for office space, or the Lease Agreement, in Philadelphia, Pennsylvania. The Lease Agreement commenced in February 2021 and is expected to expire in December 2031. The Company has an option to extend the term of the Lease Agreement by up to two five-year terms. This option to extend was not recognized as part of the Company's measurement of the ROU asset and operating lease liability as of September 30, 2022. The landlord provided the Company with a tenant improvement allowance of $2.8 million, for which the related expenditures were paid directly by the landlord.

The Company is also party to a lease agreement for laboratory space, or the Laboratory Lease Agreement, in Hopewell, New Jersey. The laboratory is initially focused on state-of-the-art analytical capabilities, assay development and validation, and clinical product testing to support both viral vector manufacturing and clinical development. The Laboratory Lease Agreement commenced in March 2021 and is expected to expire in February 2036. The Company has an option to extend the term of the Laboratory Lease Agreement by up to two five-year terms. This option to extend was not recognized as part of the Company's measurement of the ROU asset and operating lease liability as of September 30, 2022. The landlord provided the Company with a tenant improvement allowance of $1.3 million in connection with the Laboratory Lease Agreement, for which the related expenditures were paid by the Company and will be reimbursed by the landlord. As of September 30, 2022, $0.1 million of reimbursements were unpaid by the landlord and recorded within other current assets.

The following table summarizes the Company’s operating leases:

Nine Months Ended
($ in thousands)	September 30, 2022
Operating lease cost	$2,487
Cash paid for amounts included in the measurement of operating cash flows from operating leases	$2,009
Weighted-average discount rate	9.7%
Weighted-average remaining lease term (years)	12.4

The future minimum lease payments under the Company’s operating lease arrangements as of September 30, 2022 are as follows:

(in thousands)
2022 (remaining)	$845
2023	3,450
2024	3,548
2025	3,648
2026	3,751
Thereafter	33,507
Total undiscounted lease payments	48,749
Less: imputed interest	(21,460)
Total lease liabilities	$27,289

The Company recognized operating lease costs of $0.8 million during both the three months ended September 30, 2022 and 2021 related to the leases.

The Company recognized operating lease costs of $2.5 million during both the nine months ended September 30, 2022 and 2021 related to the leases.

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
$50,826

9. Commitments and Contingencies

Amended and Restated Research, Collaboration and License Arrangement with Penn

The Company has a research, collaboration and licensing agreement with Penn, as amended, or the Penn Agreement, for research and development collaborations and exclusive license rights to patents for certain products and technologies. Under the Penn Agreement, the Company has obligations to fund certain research relating to the preclinical development of selected products in research programs as well as the exploratory research program in non-rare and/or non-monogenic, or large CNS indications, initially Alzheimer’s Disease, or AD, and Temporal Lobe Epilepsy, or TLE. In addition, the Company will fund discovery research conducted by Penn through August 3, 2026 and will receive exclusive rights, subject to certain limitations, to technologies resulting from the discovery research for the Company’s products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery, and formulation improvements. This funding commitment for the discovery research is $5.0 million annually, paid in quarterly increments of $1.3 million through August 3, 2026.

The Penn Agreement includes an exploratory research program focused on discovering targets and novel gene therapy candidates for large CNS indications, initially focused on AD and TLE, and can be expanded to other large CNS diseases upon mutual agreement. The initial term of the exploratory research program is until August 2024, which term can be extended by mutual agreement. During such term, the Company will have an exclusive right of first negotiation to include additional targets to the exploratory research program within the agreed upon large CNS indications. Under the exploratory research program, the Company will have the right to further develop and commercialize any gene therapy product candidates specific for those selected targets within AD and TLE (and any future large CNS diseases that are mutually agreed upon) that may arise from the exploratory research programs on substantially the same terms of the current Penn Agreement.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

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

During the three months ended September 30, 2022, the Company made payments under the Penn Agreement for acquired in-process research and development of $1.5 million in fees related to the achievement of a development milestone. During the three months ended September 30, 2021, the Company made payments under the Penn Agreement for acquired in-process research and development of $0.5 million in license fees for option exercises and $5.0 million in fees related to the exploratory research program amendment.

During the nine months ended September 30, 2022, the Company made payments under the Penn Agreement for acquired in-process research and development of $3.0 million related to the achievement of development milestones. During the nine months ended September 30, 2021, the Company made payments under the Penn Agreement for acquired in-process research and development of $0.5 million in license fees for option exercises, $0.5 million in technology license fees that were accrued as of December 31, 2021, $1.5 million in fees related to the achievement of a development milestone, and $5.0 million in fees related to the exploratory research program amendment.

Catalent Agreements

In June 2019, the Company entered into a collaboration agreement, or the Collaboration Agreement, with Catalent Maryland Inc., or Catalent. As part of the Collaboration Agreement, the Company will pay an annual fee for five years ending in 2025 for the use of the Clean Room Suite.

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

Under the terms of the Manufacturing and Supply Agreement, Catalent has agreed to manufacture batches of drug product for the Company’s gene therapy product candidates at the Clean Room Suite at a Catalent facility provided for in the Collaboration Agreement. The Manufacturing and Supply Agreement provides for a term of five years which period may be extended once, at the Company’s option, for an additional five-year period. The Manufacturing and Supply Agreement also includes minimum annual purchase commitments.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

Employment Agreements

The Company has entered into employment agreements with key personnel providing for compensation and, in certain circumstances, severance and acceleration of vesting in stock-based compensation awards, as described in the respective employment agreements.

Patent Infringement Claim

On February 18, 2020, the Company received a letter from REGENXBIO Inc., or Regenx, which stated its view that the use of the Company’s AAVhu68 capsid infringes patent claims to which Regenx has an exclusive license and which expire in 2024. Regenx also stated that it has exclusive licenses to various pending patent applications regarding the use of AAV vectors administered via intra-cisterna magna injection, and that these applications may lead to issued claims that Regenx believes may, if issued, cover the Company’s planned method of administration for the Company’s lead product candidates. The Company believes it has valid defenses to the issued claims set forth by Regenx relating to AAVhu68. Further, the prosecution of pending patent applications is highly uncertain, and it is unclear whether any patents will be issued from these pending Regenx patent applications at all, much less with claims that are relevant to the administration of the Company’s product candidates. Regenx also requested information regarding the Company’s relationship with Dr. Wilson while he was serving as an advisor to Regenx. Regenx's letter also offers to discuss licensing the applicable patent portfolios from them. In April 2020, the Company responded to Regenx indicating that it does not believe it requires a license to any of the specified Regenx patents or patent applications at this time, and that it found that Dr. Wilson’s relationship with the Company was consistent with his obligations to Regenx. The Company will continue to monitor the situation and, if necessary, take appropriate actions, which may include responding to further correspondence from Regenx, and engaging in discussions with Regenx regarding their claims. If any such patents were enforceable and such claims were ultimately successful, the Company might require a license to continue to use and sell any product candidates using such AAV vector. In March 2022, Penn and Regenx entered into a letter agreement that involved a release of current claims against certain Penn laboratory sponsors, including the Company, and a covenant not to sue certain Penn laboratory sponsors, including the Company, on certain future claims related to certain patent rights and other matters. The Company believes that the release and covenant provide the Company a full release of the matters raised by Regenx against the Company in the February 18, 2020 letter relating to AAVhu68 and Dr. Wilson’s relationship with the Company.

10. Share-Based Compensation

Equity Incentive Plan

The Company has three equity incentive plans: the 2018 Equity Incentive Plan, as amended, or the 2018 Plan, the 2020 Equity Incentive Plan, or the Incentive Plan, and the 2021 Equity Inducement Plan, or the Inducement Plan. New awards can only be granted under the Incentive Plan and the Inducement Plan.

The total number of shares authorized under the Incentive Plan as of September 30, 2022 was 10,370,926. Of this amount, 3,910,223 shares were available for future grants as of September 30, 2022, which includes awards previously issued under the 2018 Plan that were forfeited and available for issuance under the Incentive Plan. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Incentive Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021 and continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. As a result, on January 1, 2022, the number of shares reserved for issuance under the Incentive Plan increased by 2,712,249 shares. The Incentive Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

directors. The Company’s stock options awarded to date under the Incentive Plan vest based on requisite service period, generally over four-year periods, and have a term of ten years.

The total number of shares authorized under the Inducement Plan as of September 30, 2022 was 2,000,000, as a result of an increase to the shares authorized for issuance in February 2022. Of this amount, 865,500 shares were available for future grants as of September 30, 2022. The Inducement Plan provides for the granting of nonqualified stock options and restricted stock awards to employees hired by the Company, as determined by the Company’s board of directors. The Company’s stock options awarded to date under the Inducement Plan vest based on requisite service period and have a term of ten years. The Company’s restricted stock units awarded to date under the Inducement Plan vest based on requisite service period and have a term based on each award agreement.

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded share-based compensation expense in the following expense categories in its accompanying statements of operations for the period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Research and development	$568	$2,306	$6,528	$13,155
General and administrative	2,294	4,509	8,949	11,961
	$2,862	$6,815	$15,477	$25,116

During the three months ended September 30, 2022, there was no expense related to the modifications of awards. During the three months ended September 30, 2021, the Company modified certain awards and recognized an additional $0.2 million in general and administrative expenses related to the modifications.

During the nine months ended September 30, 2022, the Company modified certain awards and recognized an additional $0.4 million in general and administrative expenses related to the modifications. During the nine months ended September 30, 2021, the Company modified certain awards and recognized an additional $6.1 million in research and development expenses and $0.2 million in general and administrative expenses related to the modifications.

The following table summarizes stock option activity for the nine months ended September 30, 2022:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2022	9,416,998	$13.72	8.6
Granted	5,707,241	3.37
Exercised	(126,056)	1.02
Forfeited	(3,259,306)	11.65
Outstanding at September 30, 2022	11,738,877	$9.40	7.3
Vested and Exercisable at September 30, 2022	5,510,147	$11.95	5.4
Vested or expected to vest at September 30, 2022	11,738,877	$9.40	7.3

The weighted-average grant date fair value of options granted was $2.52 and $13.64 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the total unrecognized compensation expense related to unvested stock option awards was $32.6 million, which the Company expects to recognize over a weighted-average period of 2.4 years.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Nine Months Ended September 30,
	2022		2021
Expected volatility	92.3%		98.9%
Risk‑free interest rate	2.6%		0.9%
Expected term	5.8	years	6.0	years
Expected dividend yield	—		—

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

The following table summarizes activity related to RSU awards during the nine months ended September 30, 2022:

		Weighted average
	Number of shares	grant date fair value
Unvested balance at January 1, 2022	290,500	$14.78
Granted	261,500	4.21
Vested	(20,000)	17.40
Forfeited	(122,500)	12.86
Unvested balance at September 30, 2022	409,500	$8.48

As of September 30, 2022, the total unrecognized expense related to all RSUs was $2.5 million, which the Company expects to recognize over a weighted-average period of 2.3 years.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan, or the ESPP, became effective on February 28, 2020. The ESPP authorizes the issuance of up to 1,435,619 shares of the Company’s common stock. Of this amount, 1,168,841 were available for future grants as of September 30, 2022. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years, in an amount equal to one percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. As a result, on January 1, 2022, the number of shares reserved for issuance under the ESPP increased by 542,449 shares, resulting in a total of 1,435,619 shares authorized for issuance.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock at 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of de minimus and $0.1 million during the three months ended September 30, 2022 and 2021, respectively, and $0.2 million and $0.3 million during the nine months ended September 30, 2022 and 2021, respectively, related to the ESPP.

11. Subsequent Events

In November 2022, the Company announced plans to stop further clinical development of PBKR03 for Krabbe disease. Additionally, the Company announced a 23 percent reduction to its workforce, which will result in severance related expenses within the three months ending December 31, 2022.

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

PBGM01 for the Treatment of GM1

We are currently developing PBGM01, which utilizes a proprietary, next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional GLB1 gene encoding β-gal for infantile GM1. Infantile GM1 is the most common and severe form of GM1, in which patients have mutations in the GLB1 gene that results in production of little or no residual β-gal enzyme activity. β-gal is an enzyme that catalyzes the first step in the natural degradation of GM1 ganglioside. Reduced β-gal activity results in the accumulation of toxic levels of GM1 ganglioside in neurons throughout the brain, causing rapidly progressive neurodegeneration, with a life expectancy of two to ten years. Currently, there are no disease-modifying therapies approved for the treatment of GM1. Early onset infantile GM1 is characterized by onset in the first 6 months of life, while late onset infantile GM1 is characterized by onset between 6 and 24 months. We believe PBGM01 could provide patients with significantly improved outcomes. In preclinical studies we observed meaningful transgene expression in both the CNS and in peripheral organs affected in GM1. We are conducting a clinical trial using an intra-cisterna magna, or ICM, method of administration, which involves an injection at the craniocervical junction.

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

In March 2021, we dosed the first patient in our Imagine-1 Trial. In the fourth quarter of 2021, we reported initial safety and 30-day biomarker data from the initial cohort of two late onset patients with GM1 treated with the low dose of PBGM01. The safety data showed PBGM01 was well tolerated with no serious adverse events and no evidence of dorsal root ganglion toxicity. In early 2022, we reported increases in cerebrospinal fluid, or CSF, and serum b-gal activity above baseline with sustained activity up to one year in the initial cohort. In addition, meaningful developmental improvement was reported in assessments, utilizing the Bayley III and Vineland II scales, performed by trained healthcare providers and the patients’ caregivers, respectively, for both patients in the initial cohort.

We have now completed dosing patients in Cohort 2, for late onset infantile GM1 with high dose PBGM01, and Cohort 3, for early onset infantile GM1 with low dose PBGM01. Additionally, we have dosed our first patient in Cohort 4, for early onset infantile GM1 with high dose PBGM01, and expect to dose the final patient in Cohort 4 in the fourth quarter of 2022. Initial biomarker and safety data from Cohort 2 and Cohort 3 are expected to be reported in December of 2022.

The FDA has granted Orphan Drug Designation, or ODD, Rare Pediatric Disease Designation, or RPDD, and Fast Track Designation, to PBGM01 for the treatment of GM1. The European Commission has granted Orphan designation and Advanced Therapy Medicinal Product, or ATMP, designation for PBGM01.

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

In August 2022, we dosed the first patient in our upliFT-D trial.

The FDA has granted ODD and Fast Track Designation to PBFT02 for the treatment of FTD-GRN and the European Commission granted Orphan designation for PBFT02.

Through our manufacturing partners, we have manufactured the PBFT02 clinical supply and have established a clinical supply chain to support global clinical trials.

PBKR03 for the Treatment of Krabbe disease

We have rights to PBKR03, which utilizes a proprietary, next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional GALC gene encoding the hydrolytic enzyme galactosylceramidase for Krabbe disease. Krabbe disease is an autosomal recessive lysosomal storage disease caused by mutations in the GALC gene, which provides instructions for making an enzyme called galactosylceramidase, which breaks down certain fats, including galactosylceramide and psychosine. This results in the accumulation of galactolipids such as psychosine, resulting in widespread death of myelin-producing cells in the CNS and in the peripheral nervous system, or PNS. Without myelin, nerves in the brain and other parts of the body cannot transmit signals properly, leading to the signs and symptoms of Krabbe disease. We believe PBKR03 may provide patients with significantly improved outcomes. In preclinical models, we have observed meaningful transduction of both the CNS and other critical peripheral organs affected in Krabbe disease patients using our ICM method of administration in combination with our next-generation AAVhu68 capsid.

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

In March 2022, we dosed the first patient in our GALax-C Trial. This patient experienced a grade 4 adverse event of acute communicating hydrocephalus, which is a build-up of the CSF in the brain, twenty-six days after dosing. The patient underwent surgery to have a shunt inserted to reduce CSF build-up in the brain. The procedure was well-tolerated, and the patient has been stable post-procedure. On subsequent MRI examinations, the acute hydrocephalus was completely resolved.

PBKR03 has been otherwise well tolerated with no other adverse events related to study treatment and no evidence of dorsal root ganglion toxicity or cell-mediated immune response.

Through our manufacturing partners, we have manufactured PBKR03 clinical supply and have established a clinical supply chain to support global clinical trials.

In November 2022, we announced plans to stop further clinical development of PBKR03 for Krabbe disease due to prioritization of resources and intend to explore strategic alternatives to advance this program.

PBML04 for the Treatment of Metachromatic Leukodystrophy

We have the rights to develop PBML04, which utilizes a proprietary, next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional arylsulfatase A gene, or ARSA, encoding the ARSA enzyme for Metachromatic Leukodystrophy, or MLD. MLD is a rare, autosomal recessive lysosomal storage disease caused by mutations in the ARSA gene, resulting in little or no functional activity of the ARSA enzyme, which is essential for the degradation of sphingolipid cerebroside-3-sulfate, or sulfatide. Sulfatides are the most abundant sphingolipids in myelin and have important structural and functional roles in the maintenance of myelin. When the ARSA enzyme is lacking, sulfatides accumulate in lysosomal storage deposits in microglia, oligodendrocytes, and Schwann cells, leading to widespread demyelination. Without myelin, nerves in the brain and other parts of the body cannot transmit signals properly, leading to the signs and symptoms of MLD. Accumulation of sulfatides in neurons also leads to further neuronal dysfunction. We believe PBML04 may provide patients with significantly improved outcomes. In preclinical models, treatment with PBML04 led to increases in the expression of ARSA in disease relevant target tissues and in the periphery, reduction in sulfatide accumulation, with corresponding clinical improvements and survival.

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

We have made the decision to hold advancement of clinical development activities for the MLD program at this time due to prioritization of resources and intend to explore strategic alternatives to advance this program.

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

In November 2022, we stopped further advancement of our exploratory research program in AD.

Business Overview

We were incorporated in July 2017 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to acquiring and developing product and technology rights, conducting research and development, organizing and staffing our company, business planning, and raising capital. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. Historically, we have funded our operations through the sale of convertible preferred stock and public offerings of common stock. Our net loss was $26.7 and $46.9 million for the three months ended September 30, 2022 and 2021, respectively, and $109.1 million and $134.2 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $465.3 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

In November 2022, we announced a further 23 percent reduction in workforce and plans to prioritize research and development programs to reduce operating expenses and to extend our cash runway.

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $213.8 million. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2025.

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

As we diligently work to activate sites for our clinical programs, we have experienced some impacts to our site initiation activities related to COVID-19, such as meeting delays with various investigational review bodies or ethics committees that have prioritized COVID-19 related clinical trials and staffing levels at site hospitals. For example, the clinical initiation of our upliFT-D clinical study for PBFT02 and the GALax-C clinical study for PBKR03 were substantially impacted by COVID-19-related issues. Our expected timelines for clinical trials could be further delayed by these impacts.

Financial Operations Overview

License Agreement

University of Pennsylvania

We have a research, collaboration and licensing agreement, as amended, or the Penn Agreement, with Penn, for research and development collaborations and exclusive license rights to patents for certain products and technologies. Under the Penn Agreement, we have the obligation to fund certain research relating to the preclinical development of selected products in research programs as well as the new exploratory research program in non-rare and/or non-monogenic, or large CNS indications, initially AD and TLE. We also fund discovery research conducted by Penn through August 2026 and will receive exclusive rights, subject to certain limitations, to technologies resulting from the discovery program for products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation improvements. Our discovery research funding commitment is $5.0 million a year for five years, with quarterly payments of $1.3 million through June 2026. Under the Penn Agreement we have eight remaining options available to us to commence additional licensed programs for CNS indications until May 2026. If we were to exercise any of these remaining options, we would owe Penn a non-refundable aggregate fee of $1.0 million, with $0.5 million per product indication paid immediately and another $0.5 million fee owed upon a further developmental milestone. We have the obligation to fund certain research relating to the preclinical development of each licensed program

The Penn Agreement requires that we make payments of up to (i) $16.5 million per product candidate for rare, monogenic disorders in aggregate and (ii) $39.0 million per product candidate in the aggregate arising from the exploratory program for large CNS indications, initially AD and TLE and such other mutually agreed upon large CNS indications. Each payment will be due upon the achievement of specific development milestone events by such licensed product for a first indication, reduced development milestone payments for the second and third indications and no development milestone payments for subsequent indications. In addition, on a product-by-product basis, we are obligated to make up to $55.0 million in sales milestone payments on each licensed product based on annual sales of the licensed product in excess of defined thresholds.

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

In November 2022, we stopped further advancement of our exploratory research program in AD.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table sets forth our results of operations for the three months ended September 30, 2022 and 2021:

	Three months ended
	September 30,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$15,362	$26,623	$(11,261)
Acquired in‑process research and development	1,500	5,500	(4,000)
General and administrative	10,664	14,978	(4,314)
Loss from operations	(27,526)	(47,101)	19,575
Interest income, net	825	186	639
Net loss	$(26,701)	$(46,915)	$20,214

Research and Development Expenses

Research and development expenses decreased by $11.2 million to $15.4 million for the three months ended September 30, 2022 from $26.6 million for three months ended September 30, 2021. The decrease was primarily due to a decrease of $8.8 million in clinical manufacturing expenses, which relates to the timing of our manufacturing activities to support our clinical trials; a decrease of $1.8 million in personnel-related and share-based compensation expense; a decrease of $1.0 million in clinical operations and professional fees related to start-up costs incurred for our clinical trials in the three months ended September 30, 2021; and a decrease of $0.3 million in research and development expenses associated with the Penn Agreement. These amounts were partially offset by a $0.7 million increase in facility and other expenses. Expenses associated with the Penn Agreement will continue to vary from quarter to quarter based on our selection and prioritization of preclinical product candidates, the status of our preclinical pipeline and timing of preclinical work performed.

We track outsourced development, outsourced personnel expenses and other external research and development costs of specific programs. We do not track our internal research and development expenses on a program by program basis. Research and development expenses are summarized by program in the table below:

	Three months ended
	September 30,
(in thousands)	2022		2021
Program Specific Expenses	$		$
GM1		1,662		3,955
FTD‑GRN		1,087		4,661
Krabbe		2,232		4,628
MLD		628		2,718
Other Programs and Discovery		2,975		1,703
Unallocated Internal Expenses
Personnel-related (including share-based compensation)		5,788		7,626
Other		990		1,332
		$15,362		$26,623

Acquired In-Process Research and Development Expenses

During the three months ended September 30, 2022, we incurred $1.5 million of expenses related to the achievement of a development milestone. During the three months ended September 30, 2021, we incurred $0.5 million in expenses related to license fees and $5.0 million in fees related to the exploratory research program amendment with Penn.

General and Administrative Expenses

General and administrative expenses decreased by $4.3 million to $10.7 million for the three months ended September 30, 2022 from $15.0 million for three months ended September 30, 2021. The decrease was primarily due to a $4.0 million decrease in personnel-related and share-based compensation expense related to our March 2022 workforce reduction and a $0.4 million decrease in our professional fees, facilities and other expenses.

Interest Income, net

Interest income, net was $0.8 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and was primarily attributable to interest income earned on cash, cash equivalents and marketable securities.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table sets forth our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$68,396	$84,705	$(16,309)
Acquired in‑process research and development	3,000	7,000	(4,000)
General and administrative	38,754	42,864	(4,110)
Loss from operations	(110,150)	(134,569)	24,419
Interest income, net	1,096	337	759
Net loss	$(109,054)	$(134,232)	$25,178

Research and Development Expenses

Research and development expenses decreased by $16.3 million to $68.4 million for the nine months ended September 30, 2022 from $84.7 million for nine months ended September 30, 2021. The decrease was primarily due to a decrease of $14.6 million in clinical manufacturing expenses, which relates to the timing of our manufacturing activities to support our clinical trials; a $4.6 million decrease in research and development expenses associated with the Penn Agreement; and a $3.1 million decrease in personnel-related and share-based compensation, which primarily relates to share-based compensation modification expense recognized in the nine months ended September 30, 2021. These amounts were partially offset by a $2.6 million increase in clinical operations and professional fees expense and a $3.4 million increase in facility and other expense. Expenses associated with the Penn Agreement will continue to vary from quarter to quarter based on our selection and prioritization of preclinical product candidates, the status of our preclinical pipeline and timing of preclinical work performed.

We track outsourced development, outsourced personnel expenses and other external research and development costs of specific programs. We do not track our internal research and development expenses on a program by program basis. Research and development expenses are summarized by program in the table below:

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Program Specific Expenses
GM1	$6,320	$12,727
FTD‑GRN	8,198	11,518
Krabbe	8,238	13,567
MLD	6,296	6,895
Other Programs and Discovery	7,301	7,796
Unallocated Internal Expenses
Personnel-related (including share-based compensation)	23,998	27,107
Other	8,045	5,095
	$68,396	$84,705

Acquired In-Process Research and Development Expenses

During the nine months ended September 30, 2022, we incurred expenses of $3.0 million related to the achievement of development milestones. During the nine months ended September 30, 2021, we incurred $0.5 million in expenses related to license fees, $1.5 million related to the achievement of a development milestone, and $5.0 million in fees related to the exploratory research program amendment with Penn.

General and Administrative Expenses

General and administrative expenses decreased by $4.1 million to $38.8 million for the nine months ended September 30, 2022 from $42.9 million for the nine months ended September 30, 2021. The decrease was primarily due to a $3.3 million decrease in personnel-related and share-based compensation expense, which relates to our March 2022 workforce reduction and a $0.8 million decrease in professional fees, facility and other expenses.

Interest Income, net

Interest income, net was $1.1 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively, and was primarily attributable to interest income earned on cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Overview

As of September 30, 2022, we had $213.8 million in cash, cash equivalents and marketable securities and had an accumulated deficit of $465.3 million. We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2025.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Cash used in operating activities	$(94,189)	$(96,104)
Cash provided by (used in) investing activities	28,557	(42,209)
Cash provided by financing activities	(765)	166,201
Net increase (decrease) in cash and cash equivalents	$(66,397)	$27,888

Net Cash Used in Operating Activities

During the nine months ended September 30, 2022, we used $94.2 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $109.1 million and a net increase in our operating assets of $7.5 million, partially offset by non-cash charges of $22.4 million related to share-based compensation, depreciation, amortization of premium and discount, net, and acquired in-process research and development. The primary use of cash was to fund our operations related to the development of our product candidates.

During the nine months ended September 30, 2021, we used $96.1 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $134.2 million, which was partially offset by net increase in our operating net liabilities of $1.3 million and non-cash charges of $36.8 million related to share-based compensation, depreciation, amortization of premium and discount, net, changes in deferred rent and acquired in-process research and development. The primary use of cash was to fund our operations related to the development of our product candidates.

Net Cash Provided by (Used) in Investing Activities

During the nine months ended September 30, 2022, we purchased $116.3 million in marketable securities, had sales and maturities of $149.7 million in marketable securities, purchased $1.8 million of property and equipment, and paid $3.0 million for technology licenses.

During the nine months ended September 30, 2021, we purchased $169.9 million in marketable securities, had sales and maturities of $146.0 million in marketable securities, purchased $10.8 million of property and equipment, and paid $7.5 million for technology licenses.

Net Cash Provided by (Used in) Financing Activities

During the nine months ended September 30, 2022, we received $0.1 million from the exercise of stock options, received $0.2 million in proceeds from the issuance of common stock under the ESPP and paid $1.1 million for short-term insurance premium financing.

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

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2021 Annual Report filed on Form 10-K.

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

We will remain an emerging growth company until the earliest of (1) the last day of our first fiscal year (a) in which we have total annual gross revenues of at least $1.235 billion, or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period and (3) December 31, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those immediately following this summary. Some of these risks are:

●	We are a clinical stage genetic medicines company with a history of operating losses, and we may not achieve or sustain profitability. We anticipate that we will continue to incur losses for the foreseeable future. Our limited operating history may make it difficult for you to evaluate our success to date and to assess our future viability;

●	We will need to raise additional funding before we can expect to become profitable from any potential future sales of our products;

●	We are early in our development efforts. Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them;

●	The disorders we seek to treat have low incidence and prevalence and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue if approved;

●	Preclinical and clinical development involve a lengthy and expensive process with an uncertain outcome. We may incur additional expenses or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates;

●	Gene therapy is a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval;

●	Our product candidates may cause undesirable and unforeseen side effects, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences;

●	We currently rely exclusively on our collaboration with Penn for our preclinical research and development, including for discovering, preclinically developing and conducting all IND-enabling studies for our clinical product candidates and our near-term future pipeline;

●	Gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in our development or commercialization programs or otherwise harm our business;

●	COVID-19, and its variants, has adversely impacted our business, including our preclinical development activities, clinical studies and timing of clinical trials, and may impact our business in the future;
●	We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies or technologies that are more advanced or effective than ours;

●	We recently underwent our first CEO succession as a public company. Any leadership transition carries with it disruption risks that could have a negative impact on the execution of our strategy;

●	We currently rely and expect to continue to rely on third-party manufacturers to produce clinical supply of our product candidates; and

●	If we are unable to obtain and maintain patent protection or other necessary rights for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or our rights under licensed patents is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

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

We have incurred net losses since our inception in 2017. We incurred net losses of $26.7 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $465.3 million. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our operations have consumed significant amounts of cash since inception. As of September 30, 2022, our cash, cash equivalents and marketable securities were $213.8 million. We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the number and location of clinical sites we enroll, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the inability to obtain and maintain patient consents, the risk that enrolled participants will drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications being investigated by us. Furthermore, we expect to rely on our collaborators, CROs and clinical trial sites to ensure the proper and timely conduct of our future clinical trials, including the patient enrollment process, and we have limited influence over their performance. Additionally, we could encounter delays if treating physicians encounter unresolved ethical issues associated with enrolling patients in future clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. For example, treating physicians with eligible patients for our Krabbe trial may instead elect to use a hematopoietic stem cell transplant approach in lieu of enrolling in our clinical trial.

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

The ongoing COVID-19 pandemic could adversely impact our business, including our preclinical development activities and planned clinical trials.

The ongoing COVID-19 pandemic, as well as future public health crises or similar outbreaks could adversely impact our business. As we diligently work to activate sites for our clinical programs, we have experienced some impacts to our site initiation activities related to COVID-19, such as meeting delays with various investigational review bodies or ethics committees that have prioritized COVID-19 related clinical trials and staffing levels at site hospitals. For example, the clinical initiation of our upliFT-D clinical study for PBFT02 and the GALax-C clinical study for PBKR03 were substantially impacted by COVID-19-related issues. Our expected timelines for our clinical trials may be delayed further by these impacts. As a result of the COVID-19 outbreak, or similar pandemics, we may experience disruptions that could severely impact our business, manufacturing, preclinical development activities, preclinical studies and planned clinical trials, including:

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

We, Penn and our CROs will be required to comply with regulations, including cGCPs for conducting, monitoring, recording and reporting the results of preclinical and clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any drugs in clinical development. The FDA enforces cGCP regulations through periodic inspections of clinical trial sponsors, principal investigators, and trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials will comply with cGCPs. In addition, our clinical trials must be conducted with product candidates produced in accordance with the requirements in cGMP regulations. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action.

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

We currently rely on third parties to develop, manufacture and test clinical supplies of our product candidates, including the materials used to administer our product candidates. For our initial clinical trials, we rely on the manufacturing facility of Catalent Maryland (formerly Paragon Bioscience), or Catalent, for supply of our product candidates. We have established internal testing operations supporting our preclinical and clinical manufacturing in addition to using external contract testing labs and established analytical development and process development capabilities to support our pipeline. While we plan to establish an internal pilot plant and our own manufacturing facility for long-term commercial market supply, we have deferred our investment in our pilot plant until a later date. We have limited experience as a company in developing manufacturing facilities. We may face delays in building out our pilot plant or in constructing new facilities and transferring technology to our facilities or have difficulty hiring experts to staff and operate our own manufacturing facility and, accordingly, our production capacity could be limited. The manufacturing processes used to produce our product candidates are complex, novel and have not been validated for commercial use. Many factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers.

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

For the treatment of GM1, there are no approved disease-modifying therapies. We consider our most direct competitor with respect to PBGM01 for the treatment of GM1 to be Lysogene, S.A, or Lysogene. Lysogene is conducting a Phase 1/2 clinical trial for a gene therapy treatment administered via ICM for early and late infantile GM1.

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

Currently, our intellectual property protection consists primarily of patent applications that we have in-licensed from Penn under the Penn Agreement. The in-licensed patent applications are directed to certain new AAV capsids, to recombinant AAV viruses, or rAAV, capable of delivering certain genes into human cells to treat monogenic disorders of the CNS, to methods of treating those monogenic diseases with rAAV, as well as to certain aspects of our manufacturing capabilities and related technologies.

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

On February 18, 2020, we received a letter from Regenxbio Inc., or Regenx, which stated its view that the use of our AAVhu68 capsid infringes patent claims to which Regenx has an exclusive license and which expire in 2024. Regenx also stated that it has exclusive licenses to various pending patent applications regarding the use of AAV vectors administered via ICM, and that these applications may lead to issued claims that Regenx believes may, if issued, cover our planned method of administration for our clinical product candidates. We believe we have valid defenses to the issued claims set forth by Regenx relating to AAVhu68. Further, the prosecution of pending patent applications is highly uncertain, and it is unclear whether any patents will issue from these pending Regenx patent applications at all, much less with claims that are relevant to the administration of our product candidates. Regenx also asked for information regarding our relationship with Dr. Wilson while he was serving as an advisor to Regenx. Regenx’s letter also offers to discuss licensing the applicable patent portfolios from them. In April 2020, we responded to Regenx indicating that we do not believe we require a license to any of the specified Regenx patents or patent applications at this time, and that we found that Dr. Wilson’s relationship with us was consistent with his obligations to Regenx. We will continue to monitor the situation and, if necessary, take appropriate actions, which may include responding to further correspondence from Regenx, and engaging in discussions with Regenx regarding their claims. If any such patents were enforceable and such claims were ultimately successful, we might require a license to continue to use and sell any product candidates using such AAV vector. In March 2022, Penn and Regenx entered into a letter agreement that involved a release of current claims against certain Penn laboratory sponsors, including us, and a covenant not to sue certain Penn laboratory sponsors, including us, on certain future claims related to certain patent rights and other matters. We believe that the release and covenant provide us a full release of the matters raised by Regenx against us in the February 18, 2020 letter relating to AAVhu68 and Dr. Wilson’s relationship with the Company.

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

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under non-expedited the FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if our product candidates qualify as breakthrough therapies, the FDA may later decide that one or more of the products no longer meets the conditions for qualification.

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

These initiatives recently culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which, among other things, will allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although this will only apply to high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics). The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price representing a significant discount from average prices to wholesalers and direct purchasers. The law will also, beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. Thus, it is unclear how the IRA will be implemented but will likely have a significant impact on the pharmaceutical industry.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and, if needed, sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize drugs, particularly within the gene therapy space. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. The reductions in workforce announced in March 2022 and November 2022 may also make retention of our current personnel both more important and more challenging. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

Further, we recently underwent a leadership transition, which may be viewed negatively by employees, investors and/or our strategic partners. Moreover, any attrition associated with this transition could significantly delay or prevent the achievement of product development and commercialization, and other business objectives, and adversely impact our stock price.

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

As of September 30, 2022, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned shares representing a substantial portion of our capital stock.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more; (ii) December 31, 2025; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

California has enacted the CCPA, which became operative on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020. Since, the CCPA has been amended on multiple occasions with additional regulations coming into force on August 14, 2020 with more recent amendments on March 15, 2021. Additionally, although not effective until January 1, 2023, in the November 2020 election, California voters passed the California Privacy Rights

Act, or CPRA, which expands upon the CCPA. The CCPA requires (and the CPRA will require) covered companies to, among other things, provide new disclosures to California users, and affords such users new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. Potential uncertainty surrounding the CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith

10.1	Employment Agreement, dated as of October 10, 2022, by and between the Registrant and William Chou.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension				X
Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

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

PASSAGE BIO, INC.

Date: November 10, 2022	By:	/s/ William Chou
William Chou
Chief Executive Officer

Date: November 10, 2022	By:	/s/ Simona King
Simona King
Chief Financial Officer