Form 10-K
period 2022-12-31
Passage BIO, Inc.
filed 2023-03-06
CIK 1787297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant on June 30, 2022 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price of $2.36 of the Registrant’s common stock as reported on The Nasdaq Global Market, was approximately $100.6 million.

The number of shares of the registrant’s common stock outstanding as of March 2, 2023, was 54,617,523.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2023 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the end of the Registrant’s 2022 fiscal year and is incorporated by reference into Part III of this Report.

Passage Bio, Inc.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “forecast,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Annual Report, including without limitation statements regarding our plans to develop and commercialize our product candidates, the timing and results of our ongoing or planned preclinical studies and clinical trials, risks associated with clinical trials, including our ability to adequately manage clinical activities, unexpected concerns that may arise from additional data or analysis obtained during clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the clinical utility of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the willingness of healthcare professionals to use our product candidates, the sufficiency of our cash and cash equivalents, general economic, industry and market conditions, including rising interest rates and inflation, our activities to evaluate and pursue strategic alternatives following our determination to discontinue the advancement of certain product candidates, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those immediately following this summary. Some of these risks are:

●	We are a clinical stage genetic medicines company with a history of operating losses, and we may not achieve or sustain profitability. We anticipate that we will continue to incur losses for the foreseeable future. Our limited operating history may make it difficult for you to evaluate our success to date and to assess our future viability;
●	We will need to raise additional funding before we can expect to become profitable from any potential future sales of our products;
●	We are early in our development efforts. Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them;
●	The disorders we seek to treat have low incidence and prevalence and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue if approved;
●	Preclinical and clinical development involve a lengthy and expensive process with an uncertain outcome. We may incur additional expenses or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates;
●	Gene therapy is a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval;
●	Our product candidates may cause undesirable and unforeseen side effects, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences;
●	We currently rely exclusively on our collaboration with Penn for our preclinical research and development, including for discovering, preclinically developing and conducting all IND-enabling studies for our clinical product candidates and our near-term future pipeline;
●	Gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in our development or commercialization programs or otherwise harm our business;
●	We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies or technologies that are more advanced or effective than ours;
●	We currently rely and expect to continue to rely on third-party manufacturers to produce clinical supply of our product candidates; and
●	If we are unable to obtain and maintain patent protection or other necessary rights for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or our rights under licensed patents is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected;

PART I

Item 1.    Business

Overview

We are a clinical stage genetic medicines company focused on developing transformative therapies for central nervous system, or CNS, disorders with limited or no approved treatment options. Our vision is to fulfill the promise of gene therapy by developing groundbreaking therapies that transform the lives of patients with CNS diseases. The field of genetic medicine is rapidly expanding and we believe we have a differentiated approach to developing treatments for CNS disorders that enables us to select and advance product candidates with a higher probability of technical and regulatory success. We have entered into a strategic research collaboration with the Trustees of the University of Pennsylvania’s, or Penn’s, Gene Therapy Program, or GTP, headed by Dr. James Wilson, a leader in the genetic medicines field. We also leverage our close working relationship with Penn’s Orphan Disease Center, or ODC, to develop historical and prospective comparable natural history patient profiles for comparison to participants in interventional trials. Through this collaboration we have assembled a strong portfolio of genetic medicine product candidates, for which we retain global rights, including our two lead clinical product candidates: PBGM01 for the treatment of GM1 gangliosidosis, or GM1, and PBFT02 for the treatment of frontotemporal dementia, or FTD; and two clinical stage product candidates for which, in order to reduce operating expenses, we have stopped further clinical development and are exploring strategic alternatives: PBKR03 for the treatment of Krabbe disease and PBML04 for metachromatic leukodystrophy, or MLD. We have two programs in the research stage: PBAL05 for amyotrophic lateral sclerosis, or ALS, and an unnamed program for Huntington’s disease. We also have an exploratory research program for Temporal Lobe Epilepsy, or TLE.

We founded Passage Bio with the intent to build a differentiated CNS genetic medicines company delivering transformative therapies to patients by combining our team’s experience in rare and neurological disease development, manufacturing and commercialization with the pioneering research expertise of GTP in gene therapy. We are purposefully focusing on rare CNS disorders for which we believe our genetic medicine approach provides distinct technical advantages based on decades of research by GTP. GTP conducts rigorous preclinical studies to identify promising product candidates. Our collaboration provides us with access to cutting edge capabilities and innovation in the field of genetic medicine research, including capsid engineering and next-generation capsid libraries, vector engineering, transgene design and gene therapy modalities, animal disease models and related studies for lead-optimization of product candidates. Further, we believe our team’s deep clinical development experience in rare and neurological diseases will enable well planned clinical trials with the potential for efficient advancement to regulatory approval. In addition, we are engaging with key opinion leaders, practitioners and patient advocacy groups in the field of rare CNS disorders who provide strategic input and help inform our clinical development activities. We believe that our ability to execute on the above tenets provides us with product candidates that have an improved profile for clinical development and an enhanced probability of success.

We are focused on developing and commercializing disease-modifying therapies that can have a transformative impact on patients’ lives. Utilizing our rigorous selection process, we have assembled a strong portfolio of product candidates for rare, monogenic CNS disorders. Our first product candidate, PBGM01, utilizes a next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional GLB1 gene encoding lysosomal beta-galactosidase, or β-gal, for GM1. Our second product candidate, PBFT02, utilizes an AAV1 capsid to deliver to the brain a functional GRN gene encoding progranulin, or PGRN, for FTD caused by progranulin deficiency, or FTD-GRN. There are currently no approved disease-modifying therapies for these diseases. We believe our clinical product candidates have the potential to provide patients with significantly improved outcomes, given our chosen route of intra cisterna magna, or ICM, administration, the potential for enhanced benefits due to cross-correction of neighboring cells by secreted gene products, and our rigorous capsid and transgene selection process.

Our research collaboration with GTP provides us with access to one of the premier research institutions in the world for the discovery and preclinical development of genetic medicine product candidates and exclusive rights to product candidates for certain CNS disorders. As part of this collaboration, we have exclusive rights to all discovery work and IND-enabling research for product candidates in the CNS indications that we select. In addition to our two lead clinical product candidates, we have two clinical product candidates for which, in order to reduce operating expenses, we have stopped further clinical development and are exploring strategic alternatives, two ongoing research programs, and eight remaining options available to us to license additional programs from GTP until August 2026. We also have an exploratory research program with GTP in non-rare, non-monogenic, or large, CNS indications, currently focused on TLE, which can be expanded to other large, CNS diseases upon mutual agreement with GTP. Further, we have exclusive rights, subject to certain limitations, to technologies resulting from the discovery program for our products developed with GTP, such as novel capsids, toxicity reduction technologies, delivery, and formulation. We have global commercial rights to all of our current and future product candidates and believe that our approach to developing therapies for life-threatening diseases that are currently underserved presents an opportunity to efficiently advance our product candidates through clinical development, regulatory approval and ultimately to commercialization.

We are led by pioneers and experts with decades of collective experience in genetic medicines and rare disease drug development, manufacturing and commercialization. Dr. Wilson, one of our scientific founders, is recognized as a world leader in research and development in the fields of genetic medicines and rare disease. Dr. Wilson’s continuing relationship with our company helps guide our clinical and research programs. We have assembled a team whose members have extensive experience in successfully developing, manufacturing and commercializing genetic medicine and rare disease products.

Our pipeline

We have assembled a strong portfolio of genetic medicine product candidates for rare, monogenic CNS disorders characterized by high unmet medical needs. We intend to further expand our portfolio with genetic medicine product candidates for other CNS disorders, as well as other treatment approaches as technology advances in the field. Our development programs consist of:

*8 additional CNS pipeline license options remain; 3 license options were previously exercised, and rights were subsequently returned to the University of Pennsylvania.

† Program includes ongoing natural history study of infantile and juvenile GM1 gangliosidosis patients

PBGM01 for the treatment of GM1

We are currently developing PBGM01, which utilizes a proprietary, next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional GLB1 gene encoding β-galactosidase (or β-gal) for infantile GM1. Infantile GM1 is the most common and severe form of GM1, in which patients have mutations in the GLB1 gene that produce little or no residual β-gal enzyme activity. β-gal is an enzyme that catalyzes the first step in the natural degradation of GM1 ganglioside as well as other glycan substrates. Reduced β-gal activity results in the accumulation of toxic levels of GM1 ganglioside in neurons throughout the brain, causing rapidly progressive neurodegeneration, with a life expectancy of two to ten years. Currently, there are no disease-modifying therapies approved for the treatment of GM1. Early onset infantile GM1 is characterized by onset in the first 6 months of life, while late onset infantile GM1 is characterized by onset between 6 and 24 months. We believe PBGM01 could provide patients with significantly improved outcomes. In preclinical studies we observed meaningful transgene expression in both the CNS and in peripheral organs affected in GM1. We are conducting clinical trials using an ICM method of administration, which involves an injection at the craniocervical junction.

We have an active Investigational New Drug application, or IND, from the U.S. Food and Drug Administration, or FDA, and approved clinical trial authorizations, or CTAs, in multiple countries for PBGM01, and we are actively proceeding with our Imagine-1 Trial, an international, multi-center, open-label, single-arm Phase 1/2 clinical trial of PBGM01 in patients with a diagnosis of early and late infantile GM1.

We have completed dosing of the initial four cohorts in our Imagine-1 Trial. This includes a total of eight patients, as follows: Cohort 1 for late infantile GM1 treated with low dose PBGM01, Cohort 2 for late infantile GM1 treated with high dose PBGM01, Cohort 3 for early infantile GM1 treated with low dose PBGM01, and Cohort 4 for early infantile GM1 treated with high dose PBGM01.

In December 2022 and February 2023, we reported interim safety and biomarker data for the first three cohorts of our Imagine-1 trial. The safety data showed that PBGM01 was well tolerated with no serious adverse events and no evidence of dorsal root ganglion toxicity or complications related to the ICM injection. We observed a dose-dependent increase in β-gal activity in the cerebral spinal fluid, or CSF, coupled with a dose-dependent decrease in CSF levels of GM1 ganglioside. We also reported meaningful improvement in a subset of patients across developmental areas in assessments utilizing the Vineland II and Bayley III scales, performed by caregivers and trained healthcare providers, respectively. The data suggests that stage of disease may be a determinant in treatment outcomes.

We expect to report initial safety and biomarker data from patients in Cohort 4 in the middle of 2023.

A key objective of the initial phase of the Imagine-1 trial is to determine the optimal dose for the confirmatory phase of the study. Based on the favorable safety profile of PBGM01 observed to date, the observed dose-response in key biomarkers, such as CSF b-gal activity and GM1 ganglioside levels, and that our preclinical studies showed no safety signals at doses higher than currently being evaluated in the ongoing clinical trial, we plan to treat additional patients in the Imagine-1 trial at higher doses of PBMG01 than the doses of PBGM01 administered to date in Cohorts 1 to 4. Following regulatory review, we expect to dose the first patient at a higher dose of PBGM01 in the second half of 2023.

The FDA has granted Orphan Drug Designation, or ODD, Rare Pediatric Disease Designation, or RPDD, and Fast Track Designation, to PBGM01 for the treatment of GM1. The European Commission has granted Orphan designation and Advanced Therapy Medicinal Product, or ATMP, designation for PBGM01.

PBFT02 for the treatment of FTD-GRN

We are currently developing PBFT02, which utilizes an AAV1 capsid to deliver a functional copy of the granulin gene, or GRN, encoding for human progranulin, or PGRN, for the treatment of frontotemporal dementia caused by progranulin deficiency, or FTD-GRN. FTD-GRN is an inheritable form of FTD in which patients have mutations in the GRN gene, causing a deficiency in PGRN. PGRN is a complex and highly conserved protein thought to have multiple roles in cell homeostasis, neurodevelopment, and inflammation. Emerging evidence suggests that PGRN deficiency in FTD and other neurodegenerative disorders may contribute to lysosomal dysfunction. Currently, there are no disease-modifying therapies approved for the treatment of FTD-GRN. Based on findings in preclinical studies, we believe that PBFT02 may provide FTD-GRN patients with significantly improved outcomes. We selected the AAV1 capsid and ICM administration for PBFT02 because this approach led to extensive and robust expression of human PGRN throughout the brain and spinal cord of non-human primates, or NHPs, and due to the higher PGRN levels in CSF using AAV1 as compared with other serotypes tested. ICM administration of AAV1 to NHPs resulted in supraphysiologic CSF levels of human PGRN compared to levels in healthy human subjects’ CSF, and in excess of levels achieved in NHPs with AAVhu68 or AAV5.

We have an active IND from the FDA and approved CTAs in multiple countries for PBFT02, which allows us to proceed with our upliFT-D Trial, an international, multi-center, open-label, single-arm Phase 1/2 clinical trial of PBFT02 in patients with a diagnosis of early symptomatic FTD-GRN.

In August 2022, we dosed the first patient in our upliFT-D trial.

We expect to report initial safety and biomarker data from patients in Cohort 1 in the second half of 2023.

The FDA has granted ODD and Fast Track Designation to PBFT02 for the treatment of FTD-GRN and the European Commission granted Orphan designation for PBFT02.

Other Clinical Product Candidates

We have two clinical product candidates, PBKR03 and PBML04, for which, in order to reduce operating expenses, we have stopped further clinical development and are exploring strategic alternatives for these assets.

PBKR03 utilizes a proprietary, next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional GALC gene encoding the hydrolytic enzyme galactosylceramidase to treat Krabbe disease. Krabbe disease is an autosomal recessive lysosomal storage disease caused by mutations in the GALC gene, which provides instructions for making an enzyme called galactosylceramidase, which breaks down certain fats, including galactosylceramide and psychosine. This results in the accumulation of galactolipids such as psychosine, resulting in widespread death of myelin-producing cells in the CNS and in the peripheral nervous system, or PNS. We have an active IND from the FDA and approved CTAs in multiple countries for PBKR03 to support our GALax-C Trial, an international, multi-center, open-label, single-arm Phase 1/2 clinical trial of PBKR03 in patients with a diagnosis of infantile Krabbe disease. In March 2022, we dosed the first patient in our GALax-C Trial. In November 2022, we announced plans to stop further clinical development of PBKR03 in order to reduce operating expenses, and are exploring strategic alternatives for this asset.

PBML04 utilizes a proprietary, next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional arylsulfatase A gene, or ARSA, encoding the ARSA enzyme to treat Metachromatic Leukodystrophy, or MLD. MLD is a rare, autosomal recessive lysosomal storage disease caused by mutations in the ARSA gene, resulting in little or no functional activity of the ARSA enzyme, which is essential for the degradation of sphingolipid cerebroside-3-sulfate, or sulfatide. When the ARSA enzyme is lacking, sulfatides accumulate in lysosomal storage deposits in microglia, oligodendrocytes, and Schwann cells, leading to widespread demyelination. Our preclinical data in ARSA-/- mice and in NHPs support the ability of PBML04 administration into CSF to result in dose-dependent increases in brain and CSF levels of functional human ARSA enzyme, leading to improved biochemical, histopathological, behavioral, survival endpoints, and with no safety or toxicity signs up to the highest tested dose in NHPs. Preclinical findings were presented by GTP in 2021. In April 2022, we submitted an IND for PBML04 to support clinical development in MLD. On May 20, 2022, the FDA cleared our IND application for PBML04, which supports PBML04-001, an international, multi-center, open-label, single-arm clinical trial of PBML04 in patients with a diagnosis of late onset infantile MLD. In November 2022, we announced plans to stop further clinical development of PBML04 in order to reduce operating expenses, and are exploring strategic alternatives for this asset.

Research Programs

We have two programs in preclinical research stages under our license agreement with Penn: PBAL05 for ALS and, an unnamed program for Huntington’s disease. PBAL05 is targeting patients with ALS who have a gain-of-function mutation in the C9orf72 gene. Our unnamed program is focused on the treatment of Huntington’s disease, a repeat expansion disorder. Beyond this portfolio, through our research collaboration with GTP, we also have the option to license programs for eight additional new indications in CNS diseases along with certain rights and licenses to new gene therapy technologies developed by Penn, such as novel capsids, toxicity reduction technologies and delivery and formulation.

We also have an exploratory research program with GTP for larger non-monogenic indications, currently focused on TLE, which can be expanded to other large CNS diseases upon mutual agreement with GTP.

Our Strategy

We are a genetic medicines company focused on developing transformative therapies for CNS disorders with limited or no approved treatment options. Our vision is to fulfill the promise of gene therapy by developing groundbreaking therapies that transform the lives of patients with CNS diseases.

To achieve our vision, we have assembled a world-class team whose members have decades of collective experience in genetic medicines and rare disease drug development and commercialization. We leverage this experience, to develop treatments that improve outcomes for patients with serious, life-threatening CNS diseases. Patients are considered every step of the way, in every decision we make.

Key elements of our strategy include:

•	Focus on underserved indications for which we can have a transformative impact on patients’ lives. We believe that genetic medicine has the potential to have a transformative impact on CNS disorders, and on patients’ lives, by providing them with a treatment for life-threatening diseases with limited or no approved treatment options.
•	Rapidly advance our clinical product candidates through clinical development and commercialization. We leverage our collaboration with GTP, as well as our internal capabilities, to select optimal product candidates for each indication based on extensive preclinical data, including animal data and disease-specific animal models and biomarkers, thus enhancing the probability of clinical success of our product candidates. Our goal is to select candidates that have the potential to address high unmet clinical needs and have transformative therapeutic effects for patients. If our clinical trials are successful, we plan to meet with regulatory authorities to discuss expedited regulatory approval strategies.
•	Advance and expand our pipeline by identifying and developing additional product candidates into the clinic. We believe our differentiated drug development approach as well as our internal and partnered research capabilities may allow us to address a broad range of CNS disorders, thus expanding our pipeline. Through our collaboration with GTP, we are continuing to develop additional genetic medicine product candidates targeting life-threatening CNS disorders. We have two lead clinical product candidates, two clinical product candidates for which we have stopped further clinical development in order to reduce operating expenses and are exploring strategic alternatives for these assets, and three additional programs advancing through the research or discovery stage. We also have the option to license eight additional CNS indications from GTP until May 2026.
•	Extend existing and establish new relationships with patients and patient advocacy groups. Patients are at the core of what we do. We have been engaging with them and with their advocacy groups since our inception and have acquired an intimate understanding of how we can positively impact their lives. These relationships deeply inform us as we develop and ultimately seek to commercialize our product candidates. Our relationship with Penn’s ODC, which is currently performing a natural history study for GM1 that we are funding, represents an example of our strategy, and has been helping us to engage effectively with patients. We have a collaboration with Invitae to facilitate genetic testing and support early identification of GM1 through Invitae’s Detect Lysosomal Storage Disorders, as well as provide clinical trial information to physicians and patients, and have partnered with InformedDNA to offer free genetic counseling and testing for adults who have been diagnosed with FTD.
•	Continue to develop proprietary manufacturing capabilities. We believe the quality, reliability and scalability of our genetic medicine manufacturing techniques and know-how will be a critical advantage to our long-term success. We have established robust in-house analytical and process development operations to support ongoing and future manufacturing operations. We have also advanced our manufacturing and testing technology platforms; our in-house laboratory is equipped with state-of-the-art analytical capabilities, capable of assay development and validation, clinical product testing, and process and product development to support viral vector manufacturing. We also have the internal manufacturing and quality expertise to oversee external manufacturing and supply chain operations provided by third party strategic relationships, such as Catalent Maryland, a unit of Catalent Biologics, Inc, or Catalent. We also have access to a manufacturing suite through Catalent where we have successfully produced GMP material for our clinical programs. This facility is capable of producing sufficient supplies to conduct our planned clinical trials and, supply initial commercial launch of our current clinical product candidates, if approved.
•	Selectively enter into new discovery relationships with premier research institutions and expand our existing collaboration. We will continue to foster our well-established relationship with Penn, and potentially enter into new collaborations to build or advance our pipeline. We will look to nurture our genetic medicine technology capabilities by keeping abreast of advances in next-generation capsid development, promoter selection, transgene design, gene silencing and gene editing, which will help us to engineer optimal product profiles to address life-threating CNS disorders characterized by high unmet medical needs.

Genetic Medicine Background

Each person’s genetic material, or genome, consists of deoxyribonucleic acid, or DNA, in sequences of genetic code called genes. The DNA in the human genome contains approximately three billion nucleotide base pairs, and small changes, or mutations, routinely occur in the base pairs. A mutation in a single gene can alter the amount or activity of the protein expressed by the gene, causing deformities and disease. Currently, there are estimated to be over 10,000 diseases caused by a genetic abnormality in a single gene. These are also known as monogenic diseases. Based on research commissioned by us, we believe there are at least 790 rare monogenic CNS diseases, with few currently approved disease modifying treatments for any rare monogenic CNS diseases. In addition, gene therapy can also be applied to correct biological pathways that are not necessarily inherited or associated with one defective gene. This approach aims to reduce the expression of pathological proteins or increase the production of corrective biological targets. This is the basis for the programs that target non-hereditary conditions such as TLE.

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

Our Approach

The field of genetic medicine is rapidly expanding and we believe we have developed a differentiated approach to developing treatments for CNS disorders that allows us to select and advance product candidates with a higher probability of technical and regulatory success. Our gene therapy product candidates use AAV, a small, non-pathogenic virus that is genetically engineered to function as a delivery vehicle, or vector. In our current clinical programs, the AAV is administered to a patient to introduce a healthy copy of a mutated gene, or the transgene, to the cells in a process referred to as transduction. Our current approaches use AAVs to deliver either a (i) replacement non-mutant transgene, or (ii) a combination of a microRNA, known as miRNA, to reduce expression of a mutant transgene, and a replacement non-mutant transgene. The components of an AAV gene therapy vector include the therapeutic gene that makes up the DNA payload, or the transgene, the outer viral shell that encloses the DNA payload, or the capsid, and any promotors added to the vector to boost expression of the transgene. The AAV is often described by the serotype, or strain, of the vector. The core tenets of our approach include a rigorous process for selecting product candidates, mitigation of early development risk through relationships with leading researchers and academic institutions, and mitigation of clinical development risk through deep relationships with patient advocacy groups, key opinion leaders and practitioners. Together, these relationships allow us to directly benefit from decades of collective experience, the latest technologies and contemporary perspectives from patients and their experiences.

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

•	Optimal route of administration: Identifying the optimal route of administration for AAV gene therapy is critical to achieving safe and effective levels of transgene expression in the targeted location in the CNS. The optimal route of administration for CNS treatments should also leverage the immuno-privileged aspects of the CNS to reduce the potential effects of neutralizing antibodies, or NAbs, on AAV capsids, which are often faced by gene therapy product candidates. We evaluate preclinical studies and other data to decide the preferred route of administration on a program-by-program basis. For our existing clinical product candidates, we believe that ICM administration is the optimal route of administration as compared to other potential delivery mechanisms due to its diffuse delivery distribution, potential for improved biodistribution to the brain and spinal cord and transduction, and lower expected toxicity. Administration through ICM can also reduce the potential impact of NAbs as compared with intravenous administration. We believe that by using ICM we can achieve comparable protein expression at lower dosages than would be required by other administration routes.
•	Capsid, transgene, and promoter selection: For each of our programs, we conduct rigorous studies to select the capsid, transgene, and promoter to use for our product candidate. We identify the optimal AAV gene therapy for each of our indications depending on the target indication, our goal of CNS and/or PNS transduction, and the target brain regions and cell types. Typically, we compare multiple capsids in NHPs to identify the capsid best suited for each program.
•	Cross-correction: Our existing clinical product candidates exploit the cross-correction mechanism by which secreted gene product from transduced cells is taken up by non-transduced neurons. We believe this cross-correction mechanism can help overcome the limits of vector biodistribution and CNS transduction inefficiency that are characteristic of other genetic medicine approaches, and ultimately drive clinical benefit.

•	Effective use of biomarkers: Our development program targets must have measurable, predictive biomarkers to inform early and efficient clinical development decisions. These include pharmacodynamic biomarkers to confirm achievement of target levels of transduction and gene expression, and disease activity and progression biomarkers to confirm downstream effects on the underlying disease pathophysiology.

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

Our strategic research collaboration with GTP provides us with access until August 2026 to one of the premier gene therapy research institutes in the world for the discovery and preclinical development of gene therapy product candidates and exclusive rights to certain CNS disorders, including next-generation AAV capsid technology and vector engineering, and state-of-the art preclinical animal studies, including NHP models. Through GTP’s staff, we have access to cutting edge expertise and capabilities in gene therapy research and preclinical development.

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

GM1 is caused by recessive mutations in the GLB1 gene, which encodes lysosomal acid β-gal, an enzyme that catalyzes the first step in the natural degradation of GM1 ganglioside as well as other glycan substrates. Reduced β-gal activity results in the accumulation of toxic levels of GM1 ganglioside in neurons throughout the brain, causing rapidly progressing neurodegeneration. GM1 manifests as a continuum of clinical severity, ranging from infants with earlier onset and more severe and rapidly progressive disease to those with later juvenile or adult onset, slower progression and less severe manifestations.

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

•	Cross-correction: Following treatment with PBGM01, we expect that newly synthesized functional β-gal will be secreted by transduced cells and provide a source of secreted proteins that could be taken up by surrounding non-transduced and otherwise enzyme-deficient cells. This cellular cross-correction could therefore lead to enzyme replacement broadly throughout the CNS and peripheral organs.
•	Biomarkers: There are known biomarkers in GM1 that are measurable and available to assist in drug development.
o	β-gal activity. Reduced β-gal activity is a hallmark of GM1 and treatment with PBGM01 is expected to restore this activity. To this end, β-gal activity is being measured in CSF and blood.
o	Pharmacodynamic biomarkers. Reduced β-gal activity results in the accumulation of GM1 ganglioside and other glycan substrates in neurons throughout the brain. These substrates may be reduced following treatment with PBGM01 and are being measured in CSF, blood, and urine.
o	Disease progression biomarkers. Recent MRI studies of infants with GM1 have shown longitudinal changes in MRI in infants with GM1 consistent with progressive brain atrophy and ventricular enlargement, suggesting that brain MRI would be a useful biomarker to detect and help verify treatment effects on disease pathophysiology.
•	Preclinical validation: We used the GLB1 knockout mouse disease model showing clinical, biological and histological manifestations of GM1 in preclinical studies. In these studies, we observed a robust dose-related improvement in both neurological status, enzyme activity, histologic lysosomal storage pathology and survival following treatment with PBGM01.

Product Candidate Development Strategy

We have chosen the earliest and most severe form of GM1 for clinical development for several reasons. Within GM1, infantile GM1 represents the greatest medical need, as early onset GM1 infants often do not survive past two years, and thus are in immediate need of an effective therapy. We expect treatment-related efficacy to be measurable sooner after treatment in this more rapidly progressing form of GM1. Patients with onset forms of GM1 later than infantile, which we define as an onset later than 24 months, are caused by less severe reductions of β-gal enzyme activity and generally demonstrate slower progression and more variable clinical courses, likely requiring larger and longer clinical trials and a broader control group. If our initial clinical trials in infantile GM1 are successful, we intend to explore expansion of the indication with trials in later onset forms of GM1.

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

We believe gene replacement with PBGM01 and consequent wide brain distribution and uptake of the β-gal enzyme has the potential to greatly reduce the accumulation of GM1 gangliosides, reversing neuronal toxicity, thereby restoring developmental potential and improving the quality of life for treated patients. We will evaluate this clinically by assessing the prevention of further developmental regression and restoration of developmental trajectories, as measured by developmental milestones using accepted clinical scales and observer-reported outcomes.

Preclinical studies

The potential for efficacy of PBGM01 is supported by preclinical findings in GLB1 knockout (GLB1-/-) mice. This mouse line develops several characteristics that are reminiscent of the neurological presentation of GM1, including a rapid accumulation of GM1 ganglioside in the brain shortly after birth followed by progressive motor abnormalities and a shortened survival. Intracerebroventricular, or ICV, injection of PBGM01 in GLB1-/- mice resulted in persistent dose-dependent elevations in β-gal activity in the brain, CSF, serum, and in peripheral organs. Increased β-gal activity was associated with increased phenotypic and histopathological benefits in the GLB1-/- mice including the resolution of pre-existing brain lysosomal storage lesions as assessed by lysosomal associated membrane protein 1, or LAMP-1, immunohistochemistry, improved neurological phenotypes in assays of clinical deficits and animals’ gait, and increased survival. Preclinical findings were published by GTP in 2020.

NHP Toxicology Study

A 120-day good laboratory practice, or GLP, compliant toxicology study conducted in NHPs assessed the safety, tolerability, biodistribution and excretion profile of PBGM01 following ICM administration of vehicle or one of three dose levels of PBGM01. PBGM01 vector distributed to the CSF and high levels of gene transfer were detected in the brain, spinal cord and dorsal root ganglia, or DRG. The quantity of vector genomes detected in CNS tissues was generally dose-dependent. PBGM01 also reached high levels in peripheral blood and liver. Measurement of transgene expression by β-gal activity in CSF and serum was limited in NHPs by the nature of the assay, which could not distinguish between human and endogenous rhesus β-gal.

β-gal activity in the CSF and serum was detectable in animals from all dose groups 14 days after PBGM01 administration. In the CSF, animals administered the two higher doses displayed dose-dependent increases in β-gal activity to approximately two-fold and four-fold higher than the levels in vehicle-treated controls, respectively.

There were no blood or CSF abnormalities related to PBGM01 administration except for asymptomatic, mild, and transient increases in CSF leukocytes in the majority of animals from all dose groups. PBGM01 was well-tolerated at all doses evaluated and no adverse effects were detected on body weight or clinical, neurological, or behavioral signs. PBGM01 vector DNA was detectable in urine and feces five days post-administration and was undetectable within 60 days. In response to a potential AAV platform risk reported in NHPs we assayed DRG and TRG toxicity after PBGM01 administration. Mild and transient degeneration of DRGs, TRGs, and associated sensory nerve axonopathy were observed in all dose groups; however, these findings were not linked with any clinical or neurological abnormalities in any animals up to 120 days post-dose.

In summary, based on our preclinical studies, we believe that CSF delivery of PBGM01 has the potential to sufficiently increase β-gal levels in both the CNS and in peripheral tissues to overcome intracellular β-gal deficiency in GM1.

Clinical development

Our clinical development plan is to start with trials in infantile GM1, and if successful, explore expansion of the indication with trials in later onset forms of GM1.

We initiated patient dosing in our Imagine-1 trial, a multi-center, open-label, single-arm Phase 1/2 clinical trial of PBGM01 in patients with a diagnosis of early and late infantile GM1 in March 2021. Primary endpoints include safety and efficacy. Efficacy is being evaluated by the assessment of developmental milestones using accepted clinical scales and observer-reported outcomes. Secondary outcomes include serum and CSF β-gal enzyme activity, GM1 ganglioside levels, and disease progression endpoints including evaluations using electroencephalogram, or EEG, and MRI.

The study enrolled both early and late infantile patients in separate, smaller cohorts. Part 1 of the study includes a total of four cohorts of two patients each, with separate dose-escalation cohorts for late onset infantile GM1 patients, defined as onset prior to 24 months in age and after 6 months in age, and early onset infantile GM1, defined as onset prior to 6 months of age. The study is assessing an initial low dose (3.3x10˄10 genome copies/gm brain weight) that exceeds the minimum effective dose, or MED, as determined in our preclinical studies, and a 3-fold greater high dose (1.1x10˄11 genome copies/gm brain weight). Cohorts 1 and 2 enrolled patients diagnosed with late infantile GM1 and treated them with low dose and high dose PBGM01, respectively, while Cohorts 3 and 4 enrolled patients diagnosed with early infantile GM1 and treated them with low dose and high dose PBGM01, respectively. All patients are treated with an abbreviated course of low dose steroids. To better understand the clinical significance of the peripheral nerve findings in NHPs, we implemented clinical monitoring in our Imagine-1 trial, consisting of both nerve conduction studies and neurological exams focused on sensory and peripheral nerve function. There is a 60-day interval between all subjects dosed within a cohort to allow review of biomarker and safety data before dosing the next subject.

Following the dose-escalation cohorts, each patient population will be enrolled into a confirmatory cohort. Patients will be evaluated over two years for safety and efficacy, followed by an additional 36 months of long-term follow up.

Clinical development results

We completed dosing of the initial four cohorts in our Imagine-1 trial in November 2022. In December 2022 and February 2023, we reported interim safety and biomarker data for the first three cohorts of the trial. The results from the interim assessment are shown below and include clinical data from the first three cohorts with follow-up from three to eighteen months based on data as of December 2022.

PBGM01 was well tolerated, with a positive safety profile, no serious adverse events, or SAEs, and all treatment-related adverse events, or AEs, were mild to moderate in severity. There were no clinically significant changes in liver function requiring intervention and no evidence of peripheral nerve toxicity as measured by nerve conduction studies and neurological exam. There was also a favorable immunological profile with no evidence of an immune response requiring changes to the immunosuppression regimen. As anticipated, moderate levels of Nabs developed to capsid in blood and low levels of NAbs to capsid were also detected in CSF. No antibodies were detected to the transgene product in either the CSF or serum. There were also no complications related to the ICM administration.

The six patients enrolled in Cohorts 1 to 3 ranged from 6 to 31 months of age at the time of PBGM01 administration. Across the first three cohorts, PBGM01 administration resulted in a dose-dependent increase in CSF β-gal activity with the high dose resulting in a 3.6-5.2x increase in CSF β-gal activity relative to baseline, well above levels observed in the Natural History Study being conducted by the University of Pennsylvania ODC. In patient 1, who was observed with the longest follow-up, increased CSF β-gal activity was sustained for 12 months. Sustained β-gal enzyme expression was also observed in blood.

GM1 Cohorts 1-3 Interim CSF b-gal Enzyme Activity

NHS patient value range based on preliminary data from University of Pennsylvania’s ODC Natural History Study (NHS) (NCT04041102); Value range (0.3-1.81 nmol/mL/3hr, or nanomole per milliliter per 3 hours)

To assess pharmacodynamic activity in the CNS associated with b-gal activity, GM1 gangliosides levels were measured in the CSF. GM1 gangliosides are hypothesized to mediate CNS manifestation of disease. PBGM01 administration resulted in a dose-dependent decrease in CSF GM1 ganglioside levels for patients in the high dose cohort, showing decreases of up to 75% at six months. GM1 ganglioside levels in the CSF were unchanged following the administration for patients in the low dose cohort.

Clinical assessments include the Bayley III and Vineland II scales, performed by trained healthcare providers and the patients caregivers, respectively. The scales assess the developmental age of the child across a broad range of clinical parameters. The patients treated with PBGM01 exhibited a broad range of developmental age at baseline, as assessed with the Bayley III, as well a wide range of developmental delay, which is determined by the patients chronological age minus their developmental age. Two patients, patients 1 and 5, exhibited developmental delay of 2 and 5.5 months, respectively, which we have characterized as mild-to-moderate delay. The remaining patients exhibited developmental delay ranging from 12 to 24 months, which we have characterized as marked delay.

Following treatment with PBGM01, we observed that patients with a lower developmental delay at dosing experienced a better clinical response to treatment, regardless of dosage level. On both the Bayley III and the Vineland II, the two patients with mild-to-moderate developmental delay at baseline show improvement in their developmental age over time, which contrasts with the plateau and subsequent regression generally expected based on the natural history of the disease. The remaining patients with more marked developmental delay show stabilization or limited improvement. Based on this data, we believe that milder developmental delay at the time of dosing may be a determinant in treatment outcomes.

Cohorts 1 – 3 Interim Clinical Results: Vineland-II and Bayley-III

*The Vineland-II is caretaker-assessed.

**The Bayley-III is based on direct observation by a neurodevelopmental specialist.

Treatment effects on brain volume and white matter integrity are being assessed using a MRI severity score, a novel scoring metric, for GM1 patients based on baseline and follow-up brain MRI scans. The MRI severity score is based on cerebral and cerebellar atrophy, abnormalities in white matter, and signal abnormalities in the basal ganglia and hippocampi, where higher scores indicate more structural damage. In a natural history study with six late infantile GM1 patients, the MRI severity score increased in the majority of patients over the follow up period of six months to four years, implying progression of structural damage. In contrast, PBGM01 administration was associated with stabilization of the MRI severity score over the follow up period of six to twelve months. While the PBGM01 data is for a shorter period of time than the natural history study data, we believe the initial trend observed, if continued, may be an important indicator of biological activity.

Cohorts 1 – 3 Interim MRI Results: MRI Severity Score

Initial biomarker and safety data from Cohort 4 are expected to be reported in the middle of 2023.

A key objective of the initial phase of the Imagine-1 trial is to determine the optimal dose for the confirmatory phase of the study. Based on the favorable safety profile of PBGM01 to date, the observed dose-response in key biomarkers, such as CSF b-gal activity and GM1 ganglioside levels, and that our preclinical studies showed no safety signals at doses higher than currently being evaluated in the ongoing clinical trial, we plan to treat additional patients in the Imagine-1 trial at higher doses of PBGM01 than the doses of PBGM01 administered to date in cohorts 1 to 4. Following regulatory review, we expect to dose the first patient at a higher dose of PBGM01 in the second half of 2023.

Based on the available data in the Imagine-1 trial to date, we believe that patients with more limited developmental delay at the time of enrollment may have better outcomes. As we consider our pivotal trial design and potential modifications to the ongoing trial, we are revising inclusion criteria to maximize the benefit-risk profile of PBGM01.

As our clinical data matures, we are planning for continued interactions with regulatory authorities to align on design of the confirmatory study and appropriate pathway to submission of a Biologics License Application, or BLA, and regulatory approval for commercialization in the United States and internationally.

Natural History Data

We are currently funding a GM1 natural history study being conducted by Penn’s ODC to collect prospective data on clinical disease progression in infantile and juvenile GM1. This data, supplemented with data from retrospective studies, will be used to construct natural history patient profiles for comparison to the profiles of treated participants in our planned Phase 1/2 clinical trial.

Regulatory Designations

The FDA has granted ODD, RPDD, and Fast Track Designation to PBGM01 for the treatment of GM1. The European Commission has granted Orphan designation and Advanced Therapy Medicinal Product, or ATMP, designation for PBGM01.

Clinical Supply

Through our manufacturing partners, we have manufactured the PBGM01 clinical supply and have established a clinical supply chain to support our ongoing clinical trial activities.

FTD—PBFT02

Overview of FTD-GRN

FTD is one of the more common causes of early-onset dementia, occurring with a median age of 55 years. FTD presents as a rapidly progressive clinical syndrome and causes impairment in behavior, language, and executive function. Changes in personal and social conduct occur in early stages of the disease, including loss of inhibition, apathy, social withdrawal, hyperorality and ritualistic compulsive behaviors. These symptoms are severely disabling and may lead to misdiagnosis as a psychological or emotionally based problem, or, in the elderly, be mistaken for withdrawal or eccentricity. FTD progresses to immobility and loss of speech and expression. Survival averages eight years after onset of symptoms.

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

Program selection

We chose FTD-GRN as one of our initial lead programs because it meets our criteria for rare, monogenic CNS disorders in which we believe we can develop product candidates with a higher probability of technical and regulatory success:

•	Cross-correction: Following treatment with PBFT02, overexpressing PGRN in a subset of cells in the CNS could provide a source of secreted protein that could be taken up by surrounding cells, resulting in the potential for cross-correction and broad restoration of neuronal lysosomal function across the entire brain.
•	Biomarkers: There are known biomarkers in FTD-GRN that are measurable and available to assist in drug development.
o	Pharmacodynamic biomarkers. PGRN is a secreted protein that can be measured in the CSF and plasma, and it has been shown to be reduced in the CSF of human GRN mutation carriers.
o	Disease progression biomarkers. We expect to be able to use recent progress in the identification of clinical disease progression biomarkers for FTD, including CSF, neuroimaging and retinal biomarkers, to facilitate clinical development by enabling early detection of treatment effects on disease pathophysiology.
•	Preclinical Validation: In our preclinical studies in GRN knockout mice, or GRN -/- mice, ICV administration of PBFT02 resulted in increased levels of PGRN in the CNS and CSF, with resolution of lysosomal storage pathology. ICM administration in NHPs, which do not have the disease phenotype, resulted in robust increases in PGRN levels in CNS and CSF.

Our Product Candidate

We are developing PBFT02 to treat patients affected with FTD-GRN with a single dose of PBFT02 by ICM administration. PBFT02 is a gene therapy that utilizes an AAV1 viral vector to deliver a modified DNA encoding the GRN gene to a patient’s cells. The goal of this vector and delivery approach is to provide higher than normal levels of PGRN to the CNS to overcome the progranulin deficiency in GRN mutation carriers, who have been observed to have reduced CSF PGRN levels ranging from 30% to 50% of the PGRN levels observed in normal, mutation non-carriers. We selected the AAV1 capsid and ICM administration route due to the widespread and robust expression of the human PGRN transgene observed throughout the brain and spinal cord in NHP studies. Following AAV1 administration in NHP levels of human PGRN in the CSF achieved supraphysiologic levels compared to those measured in healthy human CSF and exceeded PGRN levels observed in NHPs that received AAV5 or AAVhu68 serotypes by greater than 5 times.

Preclinical studies

PBFT02 was selected as our development candidate following a study in adult NHPs which evaluated the expression of human PGRN protein in the CSF after ICM administration of four different vector constructs. The AAV1 vector construct produced supraphysiological levels of PGRN and greater than 5 times higher than the other vectors tested, as shown below. ICM AAV1 did not strongly transduce the liver or significantly elevate levels of circulating PGRN, which may reduce the potential for unknown peripheral effects of PGRN. Proof of concept findings were published by GTP in 2020.

Comparison of Vector Serotypes: Production of Human PGRN-protein in CSF of NHPs following ICM-AAV administration.

The efficacy of the AAV1 vector was assayed in a dose-ranging study in GRN -/- mice. PBFT02 was administered via ICV delivery to adult mice at an age when lipofuscin deposition (a marker of lysosomal dysfunction), lysosomal enzyme abnormalities, and neuroinflammation were present in brain regions involved in FTD-GRN pathophysiology. Human PGRN expression in the CSF increased in a dose-dependent manner following PBFT02 administration. Transgene expression led to improvements in histopathologic and enzymatic changes in key brain regions in the mice, including a reduction in the accumulation of lipofuscin and reduced neuroinflammation (as shown in below figure), and elevated lysosomal hexosaminidase activity.

NHP Toxicology Study

A 90-day GLP compliant toxicology study conducted in NHPs assessed the safety, tolerability, biodistribution and excretion profile of PBFT02 following ICM administration at three dose levels. There were no blood or CSF abnormalities related to PBFT02 administration except for asymptomatic, mild, and transient increases in CSF leukocytes in the majority of animals. PBFT02 was well-tolerated at all doses evaluated and no adverse effects were detected on body weight or clinical, neurological, or behavioral signs. Vector distributed to the CSF and high levels of gene transfer were detected in the brain, spinal cord and DRG at Day 90. The quantity of vector genomes detected in CNS tissues was generally dose-dependent. PBFT02 also reached significant concentrations in the peripheral blood, liver and spleen. PBFT02 vector DNA was detectable in urine and feces 5 days post-administration and was undetectable within 60 days.

Human PGRN was detectable in CSF and serum in all animals by 7 to 14 days after PBFT02 administration, peaking between Days 14 to 28. Responses were generally dose dependent and resulted in supraphysiologic PGRN levels after the 2 highest doses. Expression declined by Day 60, correlating with the appearance of antibodies against the human transgene product, which are not expected to develop in haploinsufficient patients with FTD-GRN.

Mild to minimal grade transient degeneration of DRGs and TRGs, and associated sensory nerve axonopathy, were observed in all PBFT02 dose groups. These histopathologic observations were not linked with any clinical or neurological abnormalities in any animals up to 90 days’ post-dose. One PBFT02-treated animal exhibited a peripheral nerve conduction impairment in the median nerve, as detected by bilateral reductions in sensory nerve action potential, or SNAP, amplitudes on Day 28 and Day 90, that appeared to be treatment related as severe axon loss and endoneurial fibrosis were detected at necropsy. PBFT02-induced SNAP changes and sensory neuron degeneration were not associated with any clinical or neurological abnormalities in any animals up to 90 days post-dose.

In summary, our preclinical studies demonstrated that CSF delivery of PBFT02 has the potential to safely increase extracellular PGRN levels in the CNS up to supraphysiologic levels and has the potential to improve histopathologic and enzymatic changes in key brain regions associated with FTD.

Clinical development

Our clinical development plan is to treat FTD-GRN with a single dose of PBFT02 via ICM administration, with our initial clinical trial focused on early symptomatic FTD patients who have the GRN mutation.

This trial is expected to be a two-cohort dose-escalation trial, with three subjects per cohort, and with a potential for a third higher-dose cohort, if considered necessary based on the results of the first two cohorts. The planned starting dose (3.3x10˄10 genome copies/gm brain weight) will exceed the MED in the GRN knockout mouse model, with planned escalation to a higher dose (1.1x10˄11 genome copies/gm brain weight). The primary endpoint of the trial is to assess safety and tolerability over 60 months. To better understand the clinical significance of the peripheral nerve findings in NHPs, we implemented clinical monitoring in our uplift-D interventional trial, consisting of both nerve conduction studies and neurological exams focused on sensory and peripheral nerve function. Secondary endpoints are to assess change from baseline to 24 months on biomarkers, including CSF and plasma progranulin levels, biomarkers of neurodegeneration and disease progression, and on clinical outcomes as measured by the Clinical Dementia Rating, or CDR, for improving evaluation of patients with frontotemporal lobar degeneration, or FTLD, or CDR®, plus NACC FTLD, and other neurocognitive assessments. Interim analyses are planned for certain biomarkers starting at one month post dosing and for clinical outcomes beginning at one year post dosing. The independent data monitoring committee, or IDMC, will review 30-day biomarker data and safety data for each subject in a cohort. All subjects will be followed for a total of five years to monitor safety and selected biomarker and efficacy measures. All subjects will be evaluated over two years for safety and efficacy, followed by an additional 36 months of long-term follow up.

A scientific advice meeting with MHRA was held in November 2020, providing feedback on our proposed protocol. Feedback was also obtained from other regulatory agencies outside the United States.

In August 2022, we dosed the first patient in our upliFT-D trial.

We expect to report initial safety and biomarker data from patients in Cohort 1 in the second half of 2023.

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

Clinical Supply

Through our manufacturing partners, we have manufactured the PBFT02 clinical supply to support ongoing clinical trial activities.

Other Research Programs

We have two additional programs in candidate selection or discovery stages of preclinical research, in collaboration with GTP. These include PBAL05 for ALS and our unnamed program for Huntington’s disease.

Overview of C9orf72 ALS - PBAL05

C9orf72-mediated Amyotrophic Lateral Sclerosis, or C9orf72 ALS, is an adult-onset, rapidly progressing neurodegenerative disease characterized by dysfunction and death of upper and lower motor neurons leading to progressive weakness, loss of motor function, and death typically within three to five years of disease onset. Most cases of ALS are sporadic with an unknown etiology, but approximately 10% of patients have autosomal dominantly inherited forms. We are focusing on C9orf72-mediated ALS, since mutations in the C9orf72 gene are the most common mutation found in ALS patients including both familial (approximately 40% of familial ALS cases) and sporadic ALS cases (approximately 8% of sporadic ALS patients carry C9orf72 mutations), accounting for approximately 11% of all ALS cases. In 2021, the total number of prevalent C9orf72 ALS cases was estimated to be approximately 4,500 worldwide. In these cases, the disease is caused by a hexanucleotide repeat expansion in the first intron of C9orf72. The pathogenic mechanism of C9orf72 mutations is not yet proven, but three potential mechanisms predominate, which are toxic gain of function arising from deposition of transcribed atypical dipepetide repeat proteins, and/or deposition of mutant ribonucleic acid, or RNA, and/or loss of function of endogenous proteins.

Our approach is to use a single AAV vector to deliver a miRNA and a codon-optimized miRNA-resistant C9orf72 transgene combination, to both deplete normal and mutant mRNA within cells with the miRNA and to replace with functional wildtype human transgene. This program is currently at the discovery stage.

Unnamed Research Program

With GTP we have one additional specified research program, to develop a genetic medicine to treat Huntington’s disease. This program, initiated in 2021, is currently in the discovery stage. Beyond this portfolio, through our research collaboration with GTP, we also have the option to license programs for eight additional indications.

Exploratory Research Program

We have an exploratory research program with GTP with the goal of developing genetic medicines for non-rare CNS disorders. The program is currently focused on treatment-resistant TLE, and can be expanded to other large CNS diseases upon mutual agreement with GTP.

Manufacturing

Gene therapy manufacturing is a critical factor in the successful development and commercialization of novel genetic medicines, and to that end, we have established internal CMC capabilities to support our vector manufacturing and production platform and we have a relationship with Catalent, a contract development and manufacturing organization, or CDMO, for our initial manufacturing needs.

We utilize a production platform approach with HEK293 mammalian cells as the substrate, triple plasmid transient transfection and single-use fixed-bed iCELLis® bioreactor system for the manufacture of our AAV product candidates. We are using a well-characterized production platform that has been used for both commercial and clinical AAV products and product candidates. We believe our approach will enable rapid development, control of product quality and regulatory compliance.

We have invested significantly in our internal laboratory capabilities and infrastructure to support the manufacturing of our clinical product candidates. Our in-house laboratory is equipped with state-of-the-art analytical and process development capabilities to support and enhance our viral vector manufacturing platform. We have developed the internal technical and scientific capability along with the manufacturing and quality expertise to develop, transfer, and oversee vector production systems externally at commercial scale. We believe our capabilities provide a core strategic advantage and position us to be a leading drug development company to address CNS disorders.

GTP currently provides us with the preclinical and toxicology research-grade vector supplies, while Catalent provides us with the cGMP AAV clinical supplies for our clinical trials. The production process for our two lead clinical stage product candidates, PBGM01 and PBFT02, and for the two clinical stage product candidates for which we have stopped clinical development, PBKR03 and PBML04, has been scaled up to GMP standards at Catalent’s facility. Clinical materials for these candidates have been manufactured.

We have a collaboration agreement with Catalent, or the Collaboration Agreement, that gives us access to a cGMP manufacturing suite. Access to cGMP manufacturing capacity gives us the ability to meet production requirements for our current clinical product candidates supporting current and future clinical trials. We also have a development services and clinical supply agreement, or the Manufacturing and Supply Agreement, with Catalent to support clinical scale manufacturing for our gene therapy product candidates.

We entered into a lease to support chemistry, manufacturing and controls laboratory operations for our gene therapy programs, which commenced in March 2021, in the Princeton West Innovation Campus. In 2021, we completed our build out of this new laboratory that is initially focused on state-of-the-art analytical capabilities, assay development and validation, and clinical product testing to support both viral vector manufacturing and clinical development. Since then, we have been able to internalize all major CMC laboratory capabilities, including process development, which will enable late-stage development and commercialization of our gene therapies. We have advanced our manufacturing platform which can be leveraged across our clinical and pre-clinical pipeline through standardization of our manufacturing and analytical technologies.

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

We consider our most direct competitors with respect to PBGM01 for the treatment of GM1 to be Lysogene, S.A, or Lysogene, which is developing a gene therapy treatment administered via intracisternal magna for early and late infantile GM1. As of February 2022, Lysogene reported having dosed three patients and enrolled a fourth patient in the safety cohort. The National Institutes of Health is conducting a clinical trial for an IV gene therapy treatment for early and late infantile/juvenile GM1 and reported data from ten patients in October 2021. There are also preclinical enzyme replacement therapies in preclinical development.

We consider our most direct competitors with respect to PBFT02 for the treatment of FTD-GRN to be Alector, Inc. (partnered with GlaxoSmithKline), which is enrolling a Phase 3 clinical trial with a humanized anti-human sortilin monoclonal antibody for FTD-GRN, and Prevail Therapeutics Inc. (now part of Eli Lilly & Co), which has initiated a Phase 1/2 clinical trial for a gene therapy treatment for FTD-GRN, and is expected to continue enrolling through 2023. Several other companies, including AviadoBio Ltd, Applied Genetic Technologies Corporation (recently acquired by Syncona Limited), and Orchard Therapeutics plc, are conducting preclinical research using gene therapy approaches to treat FTD-GRN patients. AviadoBio Ltd has reported the planned initiation of a phase 1/2 trial in 2023. Denali Therapeutics Inc. in partnership with Takeda Pharmaceutical Company Limited has a preclinical recombinant progranulin protein under evaluation in addition to their oral EIF2a modulator in a Phase 1 clinical trial. We are also aware of other therapeutic approaches in preclinical development that may target FTD-GRN patients.

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

License Agreement

University of Pennsylvania

We have a research, collaboration and licensing agreement, as amended, or the Penn Agreement, with Penn, for research and development collaborations and exclusive license rights to patents for certain products and technologies. Under the Penn Agreement, we have the obligation to fund certain research relating to the preclinical development of selected products in research programs as well as the new exploratory research program in non-rare and/or non-monogenic, or large, CNS indications, initially TLE. We also fund discovery research conducted by Penn through August 2026 and will receive exclusive rights, subject to certain limitations, to technologies resulting from the discovery program for products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation improvements. Our discovery research funding commitment is $5.0 million a year for five years, with quarterly payments of $1.3 million through June 2026. Under the Penn Agreement we have eight remaining options available to us to commence additional licensed programs for CNS indications until August 2026. If we were to exercise any of these remaining options, we would owe Penn a non-refundable aggregate fee of $1.0 million, with $0.5 million per product indication paid immediately and another $0.5 million fee owed upon a further developmental milestone.

The Penn Agreement requires that we make payments of up to (i) $16.5 million per product candidate for rare, monogenic disorders in aggregate and (ii) $39.0 million per product candidate in the aggregate arising from the exploratory program for large CNS indications, currently TLE and such other mutually agreed upon large CNS indications. Each payment will be due upon the achievement of specific development milestone events by such licensed product for a first indication, reduced development milestone payments for the second and third indications and no development milestone payments for subsequent indications. In addition, on a product-by-product basis, we are obligated to make up to $55.0 million in sales milestone payments on each licensed product based on annual sales of the licensed product in excess of defined thresholds.

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

The Penn Agreement includes an exploratory research collaboration to identify targets and early product candidates in such large CNS indications. The exploratory research program is focused on discovering targets and novel gene therapy candidates for large CNS diseases, currently focused on TLE, and that can be expanded to other large CNS diseases upon mutual agreement. The initial term of the exploratory research program is 3 years, or until August 2024, which term can be extended by mutual agreement. During such term we will have an exclusive right of first negotiation to include additional targets to the exploratory research program in the agreed upon large CNS indications. Under the exploratory research program, we will have the right to further develop and commercialize any gene therapy product candidates specific for those selected targets within TLE (and any future large CNS indications that are mutually agreed upon) that arise from the exploratory research programs on substantially the same terms of the current Penn Agreement. In November 2022, we agreed with GTP to not continue further advancement of our exploratory research program in AD.

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

Currently, our patent protection consists of patent applications that we have in-licensed from Penn under the Penn Agreement for our product candidates in our licensed indications and a patent application that we filed and solely own related to a process for manufacturing our products.

The in-licensed patent applications are directed to new AAV capsids and certain defined variants, to recombinant AAV viruses, or rAAVs, capable of delivering certain genes into human cells to treat monogenic diseases of the CNS, to methods of treating those monogenic diseases with rAAV, as well as certain aspects of our manufacturing capabilities and related technologies. Our in-licensed patent portfolio currently includes:

•	a patent family with applications pending in the United States and certain foreign jurisdictions with claims directed to rAAVs having an AAVhu68 capsid. We exclusively licensed the patent family for licensed products within our rare, monogenic field of use indications. Any patents that may issue from applications in this family are expected to expire on February 27, 2038, absent any term adjustments or extensions;
•	two patent families with claims directed to an rAAV containing a coding sequence of human β-gal for use in treating GM1. The first patent family includes pending applications in fourteen jurisdictions, including the U.S., Argentina, Brazil, Canada, China, Europe, Israel, Japan, and Korea. Any patents that may issue from applications in this family are expected to expire on September 30, 2039, absent any term adjustments or extensions. The second patent family includes applications pending in sixteen jurisdictions, including the U.S., Argentina, Brazil, Canada, China, Europe, Israel, Japan, and Korea. Any patents that may issue from applications in this family are expected to expire on February 1, 2041, absent any term adjustments or extensions;

•	two patent families with claims directed to rAAV for use in treating FTD. The first patent family includes applications pending in fifteen jurisdictions, including the US, Argentina Brazil, Canada, China, Europe, Israel, Japan, and Korea. Any patents that may issue from applications in this family are expected to expire on February 21, 2040, absent any term adjustments or extensions. The second patent family includes applications in Argentina and Taiwan and a pending PCT application. Any patents that may issue from applications in this family are expected to expire on August 26, 2041; and
•	one patent family with claims directed to rAAV for use in treating ALS. The patent family includes applications pending in Argentina and Taiwan and a pending PCT application. Any patents that may issue from applications in this family are expected to expire on January 10, 2043, absent any term adjustments or extensions.

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

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Biological products used for the prevention, treatment, or cure of a disease or condition of a human being are subject to regulation under the FDC Act, except the section of the FDC Act which governs the approval of New Drug Applications, or NDAs. Biological products, such as gene therapy products, are approved for marketing under provisions of the Public Health Service Act, or PHSA, via a BLA. However, the application process and requirements for approval of BLAs are very similar to those for NDAs. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to file NDA/BLAs and to approve pending NDAs or BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

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

Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including Good Laboratory Practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as tests of reproductive toxicity and carcinogenicity in animals, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational biologic to subjects, including healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with Good Clinical Practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. subjects and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

Clinical trials to support BLAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the biologic into subjects, the product is tested to assess safety, dosage tolerance, metabolism, pharmacokinetics, pharmacological actions, side effects associated with drug exposure, and to obtain early evidence of a treatment effect if possible. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug or biologic for a particular indication, determine optimal dose and regimen, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, generally Phase 3 trials are undertaken to obtain additional information about clinical effects and confirm efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug or biologic and to provide adequate information for the labeling of the product. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the safety and efficacy of the drug or biologic.

In addition, the manufacturer of an investigational drug in a Phase 2 or Phase 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational drug.

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing and distribution of the product may begin in the United States. The BLA must include the results of preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application user fee. Under an approved BLA, the applicant is also subject to an annual program fee. These fees typically increase annually. A BLA for a drug that has been designated as an orphan drug is not subject to an application fee, unless the BLA includes an indication for other than a rare disease or condition. The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the Agency’s determination that it is adequately organized and sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals to complete the review of BLAs. Most applications are classified as Standard Review products that are reviewed within ten months of the date the FDA accepts the BLA for filing; applications classified as Priority Review are reviewed within six months of the date the FDA accepts the BLA for filing. A BLA can be classified for Priority Review when the FDA determines the biologic product has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority reviews may be extended by the FDA for three or more additional months to consider certain late-submitted information, or information intended to clarify information already provided in the BLA submission.

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

Biosimilars

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical trials, animal studies, and a clinical trial or trials, unless the Secretary of Health and Human Services waives a required element. A biosimilar product may be deemed interchangeable with a previously approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. The first biosimilar product was approved by the FDA in 2015, and the first interchangeable product was approved in 2021.

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

Healthcare Reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. Healthcare reform proposals recently culminated in the enactment of the Inflation Reduction Act, or IRA, which will eliminate, beginning in 2025, the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA will also allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D (excluding drugs and biologics that are designated and approved for only one rare disease or condition), although only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for drugs) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in October 2022 for Medicare Part D and January 2023 for Medicare Part B, the IRA will also penalize drug manufacturers that increase prices of Medicare Part D and Part B drugs at a rate greater than the rate of inflation. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented in the future.

Employees and Human Capital Resources

As of December 31, 2022, we had 85 full-time employees. From time to time, we also retain independent contractors to support our organization. Of these employees, 26 held Ph.D., Pharm.D. or M.D. degrees, and 57 were engaged in research, development and technical operations. All of our employees are based in the United States. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Our Mission and Our Employees

At Passage Bio, our mission is to discover and develop transformative therapies for CNS disorders with limited or no approved treatment options, while also building strong relationships with the communities we serve. We embrace collaboration, discipline and efficiency, while welcoming fresh ideas and stimulating personal development. We align our core values with our mission statement, which is outlined below:

●	Put patients first
o	We place the health and safety of our patients at the center of every decision we make
o	We value the voice of our patient communities; we listen and we learn
o	We are driven to improve patients’ lives; they are relying on us

●	Committ to Excellence
o	We apply leading-edge science and technology to develop gene therapies for our patients
o	We strive to be the best in everything we do
o	We embrace diversity and inclusion as essential to the success of our company
o	We have an unrelenting focus on quality

●	Make and impact
o	We act with a sense of urgency; patients are waiting
o	We are nimble and adaptable in driving toward our goals
o	We approach every day with courage and tenacity

●	Act with integrity
o	We communicate openly, honestly and respectfully with each other
o	We make decisions based on what’s right
o	We are accountable for our actions

o	We care about our community and strive to be good citizens

●	Suceed together
o	We’re all part of the solution and help each other be successful
o	We innovate by challenging the status quo, taking appropriate risk and encouraging diversity of thought
o	We value and foster collaboration, both internally and with our external partners
o	We work hard and find ways to make it fun

Our Commitment to Diversity, Equity and Inclusion

We are committed to creating and maintaining a diverse, equitable and inclusive workplace where all of our employees can thrive in an environment that values differences, provides equal opportunities and embraces different backgrounds and perspectives. We treat all individuals with respect and dignity and provide all of our employees with fair treatment based on merit. By embracing diversity and inclusion, we create an organization committed to working together to develop innovative solutions in support of our mission. Our core values include a commitment to diversity, equity, and inclusion, and we have embraced them as integral parts of our business strategy.

Our Compensation and Benefits

We view our employees as one of our most valuable assets in serving our mission. We compete in the highly competitive biotechnology industry, and attracting, retaining and developing a diverse group of talented employees is crucial to our strategy and our ability to compete effectively. We are committed to the development and retention of our workforce to support our research, clinical operations, manufacturing and regulatory efforts. There currently is a shortage of skilled individuals with substantial experience discovering, developing and manufacturing genetic medicines, which is likely to continue. As a result, competition for these individuals is intense and the turnover rate can be high. We face substantial competition among numerous companies and academic institutions for individuals with these skills.

Given the highly competitive nature of our industry and the importance of recruitment and retention to our success, we strive to provide our employees with what we believe is a very competitive and comprehensive total rewards package of compensation, benefits and services. This package includes at or above-market pay, healthcare benefits for employees and family members, life insurance benefits, short and long-term disability benefits, generous paid time off benefits, parental leave, bereavement leave, flexible work schedules, a 5% employer match of employee contributions to our sponsored retirement plans, and an annual stipend for employees to spend on professional development. Additionally, we also offer every full-time employee the benefit of equity ownership in our Company through our equity plans.

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

Corporate Information

We were incorporated under the laws of the State of Delaware in July 2017 under the name Passage Bio, Inc. Our principal executive office is located at Two Commerce Square, 2005 Market Street, 39th Floor, Philadelphia, PA, 19103, and our telephone number is (267) 866-0311. Our website address is www.passagebio.com. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated by reference into, this prospectus.

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

We are a clinical stage genetic medicines company with a limited operating history on which to base your investment decision. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to staffing our company, business planning, raising capital, entering into collaboration and vendor agreements for conducting preclinical research and clinical development activities for our product candidates, and performing clinical development activites and manufacturing clinical supply. All of our product candidates are in the clinical development stage, have been stopped from further clinical development in order to reduce operating expenditures, or are in the preclinical or discovery stage. We have no products approved for commercial sale and have not generated any revenue from commercial product sales, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. We have funded our operations to date through proceeds from sales of our convertible preferred stock, and public offerings, and do not expect to receive revenue for many years, if ever.

We have incurred net losses since our inception in 2017. We incurred net losses of $136.1 million and $185.4 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $492.4 million. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs, acquiring the rights to our product candidates, and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We expect that it will be several years, if ever, before we have a commercialized product. We anticipate that our expenses will increase substantially if, and as, we:

•	our product candidates advance from the preclinical or discovery stage to the clinical development stage;
•	our clinical product candidates advance into later stage clinical development;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	hire additional clinical, quality control, regulatory, manufacturing, scientific and administrative personnel;
•	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	expand or build our internal manufacturing capabilities;
•	maintain, expand and protect our intellectual property portfolio; and
•	incur additional legal, accounting or other expenses in operating our business, including the additional costs associated with operating as a public company.

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

We will require substantial future capital in order to complete planned and future preclinical and clinical development for our portfolio of product candidates and potentially commercialize these product candidates, if approved. If our product portfolio progresses into later stage clinical trials, or our current preclinical product candidates progress into the clinical trial stage, we expect our spending levels to significantly increase in connection with our continued clinical trial activites and production of our clinical product candidates supply. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

Our operations have consumed significant amounts of cash since inception. As of December 31, 2022, our cash, cash equivalents and marketable securities were $189.6 million. We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

We are early in our clinical development efforts and our clinical product candidates are in early phase clinical trials. Additionally, we have a portfolio of programs that are in different stages of preclinical development and some may never advance to clinical stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

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

We or our collaborators may experience delays in initiating or completing clinical trials. We or our collaborators also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our clinical product candidates or any future product candidates, including:

●	regulators, such as the FDA, may place our clinical trials on clinical hold; for example, the FDA placed our trial of PBGM01 for the treatment of GM1 on clinical hold from July 2020 to December 2020;
●	institutional review boards, or IRBs, the FDA or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trial sites deviating from trial protocol or dropping out of a trial;
●	novel therapies, such as gene therapies with less well-characterized safety profiles, may require slower or more staggered early clinical trial enrollment to adequately assess safety data;
●	clinical trials of any product candidates may fail to show safety or efficacy, produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
●	the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or subjects may drop out of these clinical trials or fail to return for post-treatment follow up at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

●	we may elect to, or regulators, IRBs, or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our trials are being exposed to unacceptable health risks;
●	the related expenses of clinical trials of any of our product candidates may be greater than we anticipate;
●	the quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be inadequate to initiate or complete a given clinical trial;
●	our inability to manufacture sufficient quantities of our product candidates for use in clinical trials;
●	reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates;
●	our failure to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidate as well as data emerging from other molecules in the same class as our product candidate; and
●	the FDA or ex-U.S. regulatory agencies may require us to submit additional data such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the number and location of clinical sites we enroll, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the inability to obtain and maintain patient consents, the risk that enrolled participants will drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications being investigated by us. Furthermore, we expect to rely on our collaborators, CROs and clinical trial sites to ensure the proper and timely conduct of our future clinical trials, including the patient enrollment process, and we have limited influence over their performance. Additionally, we could encounter delays if treating physicians encounter unresolved ethical issues associated with enrolling patients in future clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. For example, treating physicians with eligible patients for our FTD trial may instead elect to use alternative treatment approaches from our competitors, if such competitors are to receive regulatory approval in advance of our program, in lieu of enrolling in our clinical trial.

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

Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time of such testing may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. Delays associated with programs for which we are conducting preclinical testing and studies may cause us to incur additional operating expenses. We may experience unexpected or adverse results in our ongoing or future clinical trials. We will be required to demonstrate through adequately designed and executed clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Our initial clinical trials have started with relatively small cohorts before expanding in size in subsequent cohorts. If safety issues arise in an early cohort, we may be delayed or prevented from subsequently expanding into larger trial cohorts. Earlier gene therapy clinical trials conducted by others also utilized adeno-associated viral, or AAV, vectors. However, these studies should not be relied upon as evidence that our planned clinical trials will succeed. Trial designs and results from previous trials are not necessarily predictive of our future clinical trial designs or results, and initial positive results we may observe may not be confirmed upon full analysis of the complete trial data. In addition, the positive results we have observed for our product candidates in preclinical animal models may not be predictive of our future clinical trials in humans. Our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development even if they successfully advance through initial clinical trials.

Preliminary, topline or interim data from our clinical trials that we or our partners announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we have made, and may continue to make, public preliminary, topline or interim data from our clinical trials, including preliminary biomarker data. Preliminary or topline data from clinical trials remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or topline data that were previously made public. Interim data from clinical trials that we may complete are also subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more data become available. As a result, preliminary, topline and interim data should be viewed with caution until the final data are available. Adverse differences between preliminary, topline or interim data and final data could significantly harm our reputation and business prospects.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed.

From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory, manufacturing and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of preclinical studies and clinical trials, the release of data from such studies and the submission of regulatory filings, including IND submissions. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are, and will be, based on a variety of assumptions. The actual timing of these milestones can vary significantly compared to our estimates, in some cases for reasons beyond our control. We may experience numerous unforeseen events during, or as a result of, any future clinical trials that we conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates.

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

For example, in our clinical study for PBKR03, for which, in order to reduce operating expenses, we have stopped further clinical development and are exploring strategic alternatives for this asset, a patient experienced a grade 4 serious adverse event of acute communicating hydrocephalus. Additional possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration which, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment. For example, in previous third-party clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a T-cell immune response, whereby after the vector is within the target cells, the cellular immune response system triggers the removal of transduced cells by activated T-cells. Other recent clinical trials involving high doses of AAV vectors have also resulted in liver damage and death. Further, following administration of any AAV vector, patients are likely to develop NAbs specific to the vector administered. Other preclinical studies have suggested that high dosages of AAV administration may result in toxicity due to degeneration of the dorsal root ganglia. Preliminary results of our NHP toxicology studies for our PBGM01 and PBFT02 product candidates have demonstrated trigeminal ganglia and dorsal root ganglia toxicity. Based on these results, and if our vectors demonstrate a similar effect in other programs, we may decide or be required to perform additional preclinical studies or to halt or delay further clinical development of our product candidates.

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

●	regulatory authorities may suspend or withdraw approvals of such product candidate;
●	regulatory authorities may require additional warnings in the labeling;
●	we may be required to change the way a product candidate is administered or conduct additional clinical trials;
●	we could be sued and held liable for harm caused to patients; and
●	our reputation may suffer.

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

As an organization, we have limited experience designing and implementing clinical trials and we have never conducted pivotal clinical trials. Failure to adequately design a trial, or incorrect assumptions about the design of the trial, could adversely affect the ability to initiate the trial, enroll patients, complete the trial, or obtain regulatory approval on the basis of the trial results, as well as lead to increased or unexpected costs.

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

Genetically defined disorders generally, and especially those for which our current product candidates are targeted, have low incidence and prevalence. For example, we estimate the incidence of GM1 in the United States is approximately 1 in 100,000 live births and that there are approximately 3,000 to 6,000 people in the United States with FTD-GRN. There is currently no mandatory screening for GM1. Without mandatory screening, it may be difficult for us to identify a sufficient number of eligible patients to conduct our clinical trials. These could be significant obstacles to the timely recruitment and enrollment of a sufficient number of eligible patients into our trials. Further, we expect to rely in part on our relationships with the Orphan Disease Center and other patient advocacy groups to assist in identifying eligible patients, and any deterioration of those relationships could impede our ability to successfully enroll patients. Patient enrollment may be affected by other factors including:

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

Additionally, our projections of both the number of people who have GM1, FTD, and our other product candidates, as well as the people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates, including third-party analyses commissioned by us. The total addressable market opportunity for our product candidates will ultimately depend upon, among other things, the final approved product labeling for each of our product candidates, if our product candidates are approved for sale in our target indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients globally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Our products may potentially be dosed on a one-time basis, which means that patients who enroll in our clinical trials may not be eligible to receive our products on a commercial basis if they are approved, leading to lower revenue potential.

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will receive regulatory approval to commercialize a product candidate and the approval may be for a more narrow indication than we seek.

Prior to commercialization, our product candidates must be approved by the FDA pursuant to a BLA in the United States and by similar ex-U.S. regulatory authorities. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. Our company does not have experience in submitting and supporting the applications necessary to gain marketing approvals. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate.

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

Risks Related to Our Reliance on Third Parties

We currently rely exclusively on our collaboration with GTP and Penn for our preclinical research and development programs, including for discovering, preclinically developing and conducting all IND-enabling studies for our clinical product candidates and our near-term future pipeline. Failure or delay of Penn to fulfil all or part of its obligations to us under the agreement, a breakdown in collaboration between the parties or a complete or partial loss of this relationship would materially harm our business.

Our collaboration with Penn is critical to our current preclinical pipeline. We entered into an amended and restated Research, Collaboration & License Agreement in May 2020, as subsequently amended, or the Penn Agreement, with Penn’s GTP to discover and develop certain AAV vector based therapeutics, and the products developed under such collaboration currently represent all of our product pipeline and research programs. We currently rely exclusively on Penn’s GTP for all of our preclinical research and development capabilities, and in particular GTP under the direction of Dr. Wilson. Pursuant to the Penn Agreement, Penn’s GTP is responsible for discovery, preclinical development activities, including all IND-enabling non-clinical studies and research grade manufacturing, and other collaborative activities set forth in the plan for the funded research. Either party has the right in certain circumstances to terminate the collaboration pursuant to the terms of the Penn Agreement. If Penn’s GTP delays or fails to perform its obligations under the Penn Agreement, disagrees with our interpretation of the terms of the collaboration or our discovery plan or terminates our existing agreement, our pipeline of product candidates would be significantly adversely affected and our prospects will be materially harmed.

The term of the research funding portion of the Penn Agreement, under which we have the ability to acquire exclusive rights to additional gene therapy products for CNS indications, expires in August 2026. In addition, the discovery program, under which we have rights to new technologies for our product candidates is currently also set to expire in

August 2026. The term of the exploratory research program in large indications, initially TLE, expires in August 2024. If we seek to extend or alter the terms of our collaboration, we will need to negotiate a new or amended agreement, which may not be available to us on equally favorable terms, if at all. Penn has also entered into collaborations with third parties, including certain of our competitors, addressing targets and disease indications outside the scope of our collaboration. As a result, Penn may have competing interests with respect to their priorities and resources. We may have disagreements with Penn with respect to the interpretation of the Penn Agreement, use of resources or otherwise that could cause our relationship with Penn to deteriorate. As a result, Penn may reduce their focus on, and resources allocated to, our programs, potentially delaying or terminating our ability to advance product candidates through preclinical studies. Additionally, if Dr. Wilson were to leave Penn or to otherwise no longer be meaningfully involved with us, our preclinical research and development capabilities may be substantially reduced.

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

Although we have recruited a team that has experience with clinical trials, as a company we have limited experience in conducting clinical trials. Moreover, we currently rely exclusively on Penn for our discovery and preclinical research and will continue to rely upon medical institutions, clinical investigators, contract laboratories and other third parties, or our CROs, to conduct clinical trials for our product candidates. We expect to rely heavily on these parties for execution of preclinical and clinical trials for our product candidates and control only certain aspects of their activities. If these parties reduce the levels of efforts and resources to our product candidate activities, prioritize work with a competitor of ours or if a dispute were to arise between us and these parties, they may not meet our expected deadlines or provide us with sufficient materials for our regulatory filings. Nevertheless, we will be responsible for ensuring that each of our preclinical and clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our preclinical studies and clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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

We may decide to pursue collaborations with additional pharmaceutical and biotechnology companies for the development and potential commercialization of some of our product candidates. In particular, we recently announced that we are looking for strategic partners for our MLD and Krabbe clinical programs. We face significant competition in seeking appropriate collaborators. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the collaborator terminates the collaboration. In addition, a significant number of recent business combinations among large pharmaceutical companies has resulted in a reduced number of potential future collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

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

We currently rely on third parties to develop, manufacture and test clinical supplies of our product candidates, including the materials used to administer our product candidates. For our initial clinical trials, we rely on the manufacturing facility of Catalent Maryland (formerly Paragon Bioscience), or Catalent, for supply of our product candidates. We have limited experience as a company in developing manufacturing facilities. If or when we decide to construct our own manufacturing facility for long-term commercial market supply, we may face delays in building out a plant, constructing new facilities, transferring technology to the facilities or hiring experts to staff and operate the facilities and, accordingly, our production capacity could be limited. We have established internal testing operations supporting our preclinical and clinical manufacturing in addition to using external contract testing labs and established analytical development and process development capabilities to support our pipeline. The manufacturing processes used to produce our product candidates are complex, novel and have not been validated for commercial use. Many factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers.

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

For the treatment of FTD, there are no approved disease-modifying therapies. We consider our most direct competitors with respect to PBFT02 for the treatment of FTD-GRN to be Alector, Inc. (partnered with GlaxoSmithKline), which is enrolling a Phase 3 clinical trial with a humanized anti-human sortilin monoclonal antibody for FTD-GRN, and Prevail Therapeutics Inc. (now part of Eli Lilly & Co), which has initiated a Phase 1/2 clinical trial for a gene therapy treatment for FTD-GRN, and is expected to continue enrolling into 2023. Several other companies, including Applied Genetic Technologies Corporation (recently acquired by Syncona), Orchard Therapeutics plc, Sinfonia Biotherpeutics, QurAlis and Aviado Therapeutics, are conducting preclinical research using gene therapy approaches to treat FTD-GRN patients. AviadoBio Ltd has reported the planned initiation of a phase 1/2 trial in 2023. Denali Therapeutics Inc. in partnership with Takeda Pharmaceutical Company Limited began recruitment of a Phase 1/2 clinical trial for their recombinant progranulin protein in addition to their oral EIF2a modulator already in a Phase 1 clinical trial. We are also aware of other therapeutic approaches in preclinical development that may target FTD-GRN patients.

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

We currently do not have a sales team or marketing team for the sales, marketing, and distribution of any of our product candidates that may receive regulatory approval. In order to commercialize any product candidates after approval, we must build on a territory-by-territory basis sales, reimbursement, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates receive regulatory approval, we may decide to establish an internal sales team with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time-consuming and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of any of our product candidates that we obtain approval to market.

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

Currently, most of our intellectual property protection consists of patent applications that we have in-licensed from Penn under the Penn Agreement. The in-licensed patent applications are directed to certain new AAV capsids, to recombinant AAV viruses, or rAAV, capable of delivering certain genes into human cells to treat monogenic disorders of the CNS, to methods of treating those monogenic diseases with rAAV, as well as to certain aspects of our manufacturing capabilities and related technologies.

We also have options under the Penn Agreement to add additional intellectual property to our existing license.

Our intellectual property further includes a patent application that we solely own that covers processes for manufacturing rAAV.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and future products and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and frequent litigation regarding patents and other intellectual property rights. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates, future products and technology. Our competitors or other third parties may assert infringement or misappropriation claims against us, alleging that our therapeutics, manufacturing methods, formulations or administration methods are covered by their patents. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing product candidates. For example, a third party previously sent us a letter claiming that the use of our AAVhu68 capsid infringes certain patent claims to which the third party has an exclusive license . While this matter has been resolved and we believe that we would have valid defenses to these and any other such claims; however, if any such claims were ultimately successful, we might require a license to continue to use and sell any product candidates using such AAV vector. Such licenses may not be available on commercially reasonable terms, or at all.

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

Most of our in-licensed patent families are pending in major pharmaceutical markets including the United States, Canada, Europe, Japan, Korea, and China, as well as other jurisdictions; we will not be able to enforce the patent in any jurisdictions in which the application has not been filed. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and we or our licensor may be unable to predict and may fail to seek patent protection in jurisdictions in which protection may ultimately be desired.

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

Some of the intellectual property rights that we have in-licensed were generated through the use of U.S. government fundingand are thereforesubject to federal regulations such as “march-in” rights, certain reporting requirements, and a preference for U.S. based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with ex-U.S. manufacturers.

Some of the intellectual property rights we have in-licensed were generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act, and implementing regulations. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us or our licensors to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. These time limits have recently been changed by regulation, and may change in the future. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with ex-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

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

We believe that if any of our product candidates is approved as a biological product under a BLA, it should qualify for the 12-year period of exclusivity. However, there is a risk that the FDA will not consider any of our product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Additionally, this period of regulatory exclusivity does not apply to companies pursuing regulatory approval via their own traditional BLA, rather than via the abbreviated pathway. Moreover, an interchangeable biosimilar, once approved, may be substituted under existing law for any one of our reference products in a way that is similar to traditional generic substitution; any non-interchangeable biosimilar products may also be substituted by a health care provider but, under existing law, will not be automatically substituted at the pharmacy. The extent of the impact of such substituion will depend on a number of marketplace and regulatory factors that are still developing. Finally, there has been public discussion of potentially decreasing the period of exclusivity from the current 12 years. If such a change were to be enacted, our product candidates, if approved, could have a shorter period of exclusivity than anticipated.

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

There have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs in general and the cost of pharmaceuticals in particular. These initiatives recently culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which, among other things, will allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D (excluding drugs and biologics that are designated and approved for only one rare disease or condition), although only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for drugs) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price representing a significant discount from average prices to wholesalers and direct purchasers. Beginning in October 2022 for Medicare Part D and January 2023 for Medicare Part B, penalizes drug manufacturers that increase prices of Medicare Part D and Part B drugs at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. Thus, it is unclear how the IRA will be implemented but will likely have a significant impact on the pharmaceutical industry.

Further, at the U.S. state level, legislatures are increasingly enacting laws and implementing regulations designed to control pharmaceutical and biological product pricing, including price or reimbursement constraints, discount requirements, marketing cost disclosure and price increase transparency reporting, and programs designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services or otherwise negatively impact our business model. Our operations and relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to penalties including criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

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

Risks Related to Employee Matters, Managing Growth and Other Risks Related to Our Business

We may be required to expand our manufacturing, development and regulatory capabilities in the future, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We may be required to expand our manufacturing, development and regulatory capabilities in the future, which could result in growth to the number of our employees and the scope of our operations, particularly in the areas of manufacturing and clinical strategy, and growing our capability to conduct clinical trials. We may not be able to effectively manage the expansion of our operations in the future or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Further, the reductions in workforce announced in March 2022 and November 2022 may also make retention of our current personnel both more important and more challenging. These workforce reductions resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. Given the complexity of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel.

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

As of December 31, 2022, we had federal net operating loss, or NOL, carryforwards of $199.3 million. $0.3 million of the federal NOLs will begin to expire in 2037, if not used prior to that date, and the remainder will carryforward indefinitely.

As of December 31, 2022, we had state NOL carryforwards of $199.3 million, which will begin to expire in 2037, and expire through 2042.

As of December 31, 2022, we had local NOL carryforwards of $180.9 million, which will begin to expire in 2023, and expire through 2042.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

●	results of preclinical studies or clinical trials of our product candidates or those of our competitors;
●	unanticipated or serious safety concerns related to the use of any of our product candidates;
●	adverse regulatory decisions, including failure to receive regulatory approval for any of our product candidates;
●	the success of competitive drugs or technologies;
●	regulatory or legal developments in the United States and other countries applicable to our product candidates;
●	the size and growth of our prospective patient populations;
●	developments concerning our collaborators, our external manufacturers or in-house manufacturing capabilities;
●	inability to obtain adequate product supply for any product candidate for preclinical studies, clinical trials or future commercial sale or inability to do so at acceptable prices;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or drugs;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts or publications of research reports about us or our industry;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the biotechnology sector;

●	our cash position or the announcement or expectation of additional financing efforts;
●	the ongoing COVID-19 pandemic could adversely impact our business, including our clinical trials and clinical trial operations;
●	general economic, industry and market conditions, including rising interest rates and inflation;
●	general economic uncertainty and capital markets disruptions, which has been substantially impacted by geopolitical instability due to the ongoing military conflict in Ukraine; and
●	other factors, including those described in this “Risk Factors” section, many of which are beyond our control.

Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of December 31, 2022, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned shares representing a substantial portion of our capital stock.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting within our Form 10-K. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be frequently evaluated. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and attestations of the effectiveness of internal controls, however, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business.If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Stock Market LLC, or Nasdaq.

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

We maintain a large quantity of sensitive information, including confidential business and personal information in connection with the operation of our business, and are subject to laws and regulations governing the privacy and security of such information.

In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these constantly evolving laws can be subject to varying interpretations. In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements with inconsistent or conflicting standards.

California has enacted the CCPA, which became operative on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020. Additionally, in the California Privacy Rights Act, or CPRA, which expands upon the CCPA, became effective on January 1, 2023. The CCPA and CPRA require covered companies to, among other things, provide new disclosures to California users, and affords such users new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. The CCPA and CPRA provide for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. Potential uncertainty surrounding the CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects.

Other states have passed similar laws, and a number of other states are actively considering bills with similar laws. To the extent multiple state-level laws are later introduced, it may require costly and difficult efforts to achieve compliance with such laws that could expose us to fines and penalties for non-compliance.

In the European Economic Area, or the EEA, the General Data Protection Regulation or the GDPR, governs the collection, use, disclosure, transfer or other processing of personal data of European persons. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities, changes the lawful bases on which personal data can be processed, expands the definition of personal data and requires changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws (sometimes referred to as “third countries”), and imposes strict rules subject to substantial fines for breaches and violations (up to the greater of €20 million or 4% of our annual worldwide gross revenue). These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices.

Additionally, in the United Kingdom, or U.K., the Data Protection Act contains provisions, including its own derogations, for how GDPR is applied in the U.K. We have to continue to comply with the GDPR and also the U.K.’s Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of global turnover.

In 2020, the Court of Justice of the European Union, or CJEU, invalidated the European Union-United States, or E.U.-U.S., Privacy Shield (under which personal data could be transferred from the E.U. to U.S. entities that had self-certified under the Privacy Shield scheme), or Privacy Shield on the grounds that the Privacy Shield failed to offer adequate protections to E.U. personal data transferred to the United States. The Biden administration negotiated new privacy shield terms with EU regulators and signed an Executive Order in October 2022 directing the steps the United States will take to implement its commitments to the EU/US data privacy framework. The new proposed Privacy Shield terms are subject to further review by EU regulators and member states.

In addition, while the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case by case basis, taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The use of standard contractual clauses for the transfer of personal data specifically to the United States remains under review by a number of European data protection supervisory authorities, along with those of some other E.U. member states. German and Irish supervisory authorities have indicated, and enforced in recent rulings, that the standard contractual clauses alone provide inadequate protection for E.U.-U.S. data transfers. Further, on June 4, 2021 the European Commission finalized new versions of the Standard Contractual Clauses, with the Implementing Decision now in effect as of June 27, 2021. To comply with the Implementing Decision and the new Standard Contractual Clauses, we may need to implement additional safeguards to further enhance the security of data transferred out of the EEA, conduct data transfer impact assessments, and review existing agreements which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. The new standard contractual clauses apply only to the transfer of data outside of the EEA and/or Switzerland and not the United Kingdom, though the U.K.’s Information Commissioner’s Officer launched a public consultation on its draft international data transfer agreement in August 2021, and subsequently issued a new international data transfer agreement and addendum which we are required to use under Article 46 of the UK GDPR when making restricted data transfers outside of the UK.

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

Holders of Record

As of March 2, 2023, there were approximately 24 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

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

Overview

We are a clinical stage genetic medicines company focused on developing transformative therapies for CNS disorders. Our vision is to fulfill the promise of gene therapy by developing groundbreaking therapies that transform the lives of patients with CNS diseases. The field of genetic medicine is rapidly expanding and we believe we have a differentiated approach to developing treatments for CNS disorders that enables us to select and advance product candidates with a higher probability of technical and regulatory success. We have entered into a strategic research collaboration with the Trustees of the University of Pennsylvania’s, or Penn’s, Gene Therapy Program, or GTP, headed by Dr. James Wilson, a leader in the genetic medicines field. We also leverage our close working relationship with Penn’s Orphan Disease Center, or ODC, to develop historical and prospective comparable natural history patient profiles for comparison to participants in interventional trials. Through this collaboration we have assembled a deep portfolio of genetic medicine product candidates, for which we retain global rights, including our two lead clinical product candidates: PBGM01 for the treatment of GM1 gangliosidosis, or GM1, and PBFT02 for the treatment of frontotemporal dementia, or FTD, and two clinical stage product candidates for which, in order to reduce operating expenses, we have stopped further clinical development and are exploring strategic alternatives: PBKR03 for the treatment of Krabbe disease and PBML04 for metachromatic leukodystrophy, or MLD. We have two programs in the research stage: PBAL05 for amyotrophic lateral sclerosis, or ALS, and an unnamed program for Huntington’s disease. We also have an exploratory research program for Temporal Lobe Epilepsy, or TLE.

We were incorporated in July 2017 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to acquiring and developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. Historically, we have funded our operations through the sale of convertible preferred stock and public offerings of common stock. Our net losses were $136.1 million and $185.4 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $492.4 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

In March 2022, we announced a 13 percent reduction in workforce and plans to prioritize research and development programs to reduce operating expenses and to extend our cash runway. In November 2022, we announced a further 23 percent reduction in workforce and plans to prioritize research and development programs to reduce operating expenses and to extend our cash runway.

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $189.6 million. We expect our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2025.

Financial Operations Overview

License Agreement

University of Pennsylvania

We have a research, collaboration and licensing agreement, as amended, or the Penn Agreement, with Penn, for research and development collaborations and exclusive license rights to patents for certain products and technologies. Under the Penn Agreement, we have the obligation to fund certain research relating to the preclinical development of selected products in research programs as well as the new exploratory research program in non-rare and/or non-monogenic, or large, CNS indications, currently in TLE. We also fund discovery research conducted by Penn through August 2026 and will receive exclusive rights, subject to certain limitations, to technologies resulting from the discovery program for products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation improvements. Our discovery research funding commitment is $5.0 million a year for five years, with quarterly payments of $1.3 million through June 2026. Under the Penn Agreement we have eight remaining options available to us to commence additional licensed programs for CNS indications until August 2026. If we were to exercise any of these remaining options, we would owe Penn a non-refundable aggregate fee of $1.0 million, with $0.5 million per product indication paid immediately and another $0.5 million fee owed upon a further developmental milestone.

The Penn Agreement requires that we make payments of up to (i) $16.5 million per product candidate for rare, monogenic disorders in aggregate and (ii) $39.0 million per product candidate in the aggregate arising from the exploratory program for large CNS indications, currently TLE and such other mutually agreed upon large CNS indications. Each payment will be due upon the achievement of specific development milestone events by such licensed product for a first indication, reduced development milestone payments for the second and third indications and no development milestone payments for subsequent indications. In addition, on a product-by-product basis, we are obligated to make up to $55.0 million in sales milestone payments on each licensed product based on annual sales of the licensed product in excess of defined thresholds.

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

The Penn Agreement includes an exploratory research collaboration to identify targets and early product candidates in such large CNS indications. The exploratory research program is focused on discovering targets and novel gene therapy candidates for large CNS diseases, currently focused on TLE, and that can be expanded to other large CNS diseases upon mutual agreement. The initial term of the exploratory research program is 3 years, or until August 2024, which term can be extended by mutual agreement. During such term we will have an exclusive right of first negotiation to include additional targets to the exploratory research program in the agreed upon large CNS indications. Under the exploratory research program, we will have the right to further develop and commercialize any gene therapy product candidates specific for those selected targets within TLE (and any future large CNS indications that are mutually agreed upon) that arise from the exploratory research programs on substantially the same terms of the current Penn Agreement.

In November 2022, we agreed with GTP to not continue further advancement of our exploratory research program in AD.

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

Components of Results of Operations

Research and Development and Acquired In-Process Research and Development

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. These expenses include:

●	expenses incurred to conduct the necessary preclinical studies and clinical trials required to obtain regulatory approval, including payments to Penn for preclinical research and development;
●	expenses incurred in obtaining technology licenses related to technology that has not reached technological feasibility and has no alternative future use, which are classified as acquired In-process research and development;
●	personnel expenses, including salaries, benefits and share-based compensation expense for employees engaged in research and development functions;
●	expenses related to funding research performed by third parties, including pursuant to agreements with clinical research organizations, or CROs, as well as investigative sites and consultants that conduct our preclinical studies and clinical trials;
●	expenses incurred under agreements with contract manufacturing organizations, or CMOs, including the cost of acquiring and manufacturing preclinical study and clinical trial materials;
●	expenses and fees paid to consultants who assist with research and development activities; and
●	allocated expenses for facilities costs, including rent, utilities, depreciation and maintenance.

We track outsourced development expenses and other external research and development expenses to specific product candidates on a program-by-program basis, such as expenses incurred under our collaboration with Penn, fees paid to

CROs, CMOs and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation and other expenses which are deployed across multiple projects under development.

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

Given our reductions in workforce and prioritization of research and development programs, in order to reduce operating expenses, we expect our research and development expenses to remain consistent or decrease in the near future.

If our product candidate portfolio progresses into later-stage clinical trials, we expect that our research and development expenses will increase in the future to support our continued research and development activities and production of clinical supply.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and share-based compensation expense, for employees and consultants in executive, finance, accounting, legal, information technology, commercial, quality, regulatory, operations and human resource functions. General and administrative expenses also include corporate facility costs, including rent, utilities, depreciation and maintenance, legal expenses related to intellectual property and corporate matters, insurance expense, and expenses for accounting and consulting services.

Given our recent reduction in workforce and prioritization of operating expenses, we expect our general and administrative expenses to remain consistent or decrease in the near future.

If our product candidate portfolio progresses into later-stage clinical trials, we expect that our general and administrative expenses will increase in the future to support our continued research and development activities, potential commercialization efforts, and increased expenses of operating as a public company. These increases will likely include increased expenses related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. If any of our current or future product candidates obtain regulatory approval, we expect that we would incur significantly increased expenses associated with building a commercial sales and marketing team.

Interest Income, net

Interest income, net consists of interest earned on our cash equivalents and marketable securities, offset by amortization of premium and discount on our marketable securities.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table sets forth our results of operations for the years ended December 31, 2022 and 2021.

	Year ended
	December 31,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$86,053	$117,673	$(31,620)
Acquired in‑process research and development	3,000	8,000	(5,000)
General and administrative	49,341	60,056	(10,715)
Loss from operations	(138,394)	(185,729)	47,335
Interest income, net	2,269	343	1,926
Net loss	$(136,125)	$(185,386)	$49,261

Research and Development Expenses

Research and development expenses decreased by $31.6 million from $117.7 million for the year ended December 31, 2021 to $86.1 million for the year ended December 31, 2022. The decrease was primarily due to decreases of: $22.7 million and $3.5 million in expenses for clinical manufacturing and clinical operations, respectively, which relates to the timing of our clinical manufacturing and operational activities to support our clinical trials; $9.6 million in research and development expenses with Penn; and, $3.0 million in personnel-related and share-based compensation expense. We expect that expenses associated with Penn will continue to vary from period to period based on the status of our preclinical pipeline and the timing of preclinical work performed. These decreases were partially offset by an increase of $3.6 million in professional services and an increase of $3.6 million in facility and other expenses, primarily due to depreciation.

We track outsourced development, outsourced personnel expenses and other external research and development costs of specific programs. We do not track our internal research and development expenses on a program-by-program basis. Research and development expenses are summarized by program in the table below:

	Year ended
	December 31,
(in thousands)	2022	2021
Program Specific Expenses
PBGM01 (GM1)	$10,055	$16,871
PBFT02 (FTD‑GRN)	10,133	15,982
PBKR03 (Krabbe)	8,527	18,022
PBML04 (MLD)	5,949	12,542
Other Programs and Discovery	10,695	10,529
Unallocated Internal Expenses
Personnel-related (including share-based compensation)	31,940	34,956
Other	8,755	8,771
	$86,053	$117,673

Acquired In-Process Research and Development Expenses

Acquired in-process research and development expenses were $3.0 million for the year ended December 31, 2022 compared to $8.0 million for the year ended December 31, 2021. We incurred $3.0 million in fees related to the achievement of development milestones for dosing our first patients in PBFT02 for the treatment of FTD and PBKR03 for the treatment of Krabbe during the year ended December 31, 2022.

General and Administrative Expenses

General and administrative expenses decreased by $10.8 million from $60.1 million for the year ended December 31, 2021 to $49.3 million for the year ended December 31, 2022. The decrease was primarily due to decreases of $8.8 million in personnel-related and share-based compensation expense and a $4.4 million decrease in professional services and other expenses. These decreases were partially offset by an increase of $2.4 million in facility and other expenses.

Interest Income, net

Interest income, net was $2.3 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively. Interest income is primarily attributable to interest income earned on our cash, cash equivalents and marketable securities, partially offset by amortization of premium and discount on our marketable securities and fees paid to our external asset manager.

Liquidity and Capital Resources

Overview

As of December 31, 2022, we had $189.6 million in cash, cash equivalents and marketable securities and had an accumulated deficit of $492.4 million. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expense and capital expenditures into the first half of 2025.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect existing stockholders’ rights as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, further reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

On March 5, 2021, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may, but are not obligated to, offer and sell, from time to time, shares of our common stock with an aggregate offering price up to $125.0 million through Cowen, as sales agent. No sales of common stock have been made pursuant to this Sales Agreement to date.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Year ended
	December 31,
(in thousands)	2022	2021
Cash provided by (used in) operating activities	$(118,210)	$(126,879)
Cash provided by (used in) investing activities	25,199	(45,814)
Cash provided by (used in) financing activities	(1,353)	166,656
Net increase (decrease) in cash and cash equivalents	$(94,364)	$(6,037)

Net Cash Used in Operating Activities

During the year ended December 31, 2022, we used $118.2 million of net cash in operating activities, primarily to fund our operations related to the development of our product candidates and related general and administrative support activities. Cash used in operating activities reflected our net loss of $136.1 million, which was partially offset by adjustments to reconcile net loss to net cash used in operating activities of $26.9 million related to acquired in-process research and development expense, share-based compensation, depreciation and amortization, amortization of premium and discount of marketable securities, net and amortization of operating lease ROU asset as well as a $9.0 million net decrease in cash flows resulting from changes in our operating assets and liabilities.

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

Net Cash From Investing Activities

During the year ended December 31, 2022, we purchased $157.8 million in marketable securities and had sales and maturities of $188.3 million in marketable securities. Additionally, we used $2.3 million for the purchase of property and equipment and we used $3.0 million to purchase technology rights from Penn.

During the year ended December 31, 2021, we purchased $202.5 million in marketable securities and had sales and maturities of $182.4 million in marketable securities. Additionally, we used $17.6 million for the purchase of property and equipment and we used $8.0 million to purchase technology rights from Penn.

Net Cash Used in Financing Activities

During the year ended December 31, 2022, we received $0.1 million from the exercise of stock options, received $0.3 million in proceeds from the issuance of common stock under the ESPP and paid $1.8 million for insurance premiums and insurance premium financing expenses under our short-term insurance premium financing arrangement.

During the year ended December 31, 2021, financing activities provided $165.8 million from the sale of our common stock, we received $0.9 million from the issuance of common stock under our employee stock purchase plan, we received $0.3 million from the exercise of stock options, partially offset by payments for offering costs of $0.3 million.

Contractual obligations and other commitments

We lease approximately 37,000 square feet of office space in Philadelphia, Pennsylvania. The lease will expire in December 2031. We have an option to extend the term of the lease by up to two additional five-year terms. The aggregate estimated rent payments due over the initial term of the lease is $11.8 million, with rent payments that began in 2022.

We lease approximately 62,000 square feet of laboratory space in Hopewell, NJ. The lease will expire in March 2036. The aggregate estimated rent payments due over the initial term of the lease is approximately $40.3 million, with rent payments that began in 2021.

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

Under the Penn Agreement, we agreed to fund discovery research conducted by Penn for five years, which began in May 2020. Our funding commitment is $5.0 million a year through June 2026.

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

While our significant accounting policies are described in more detail in Note 3 to our annual financial statements included elsewhere in this Form 10-K, we believe the following accounting policy is the most critical to the judgments and estimates used in the preparation of our financial statements.

Research and Development Expenses

Research and development costs are expensed as incurred and consist primarily of expenses incurred with Penn, contract research organizations, contract manufacturing organizations, internal analytical and testing activities, and employee-related expenses, including salaries, benefits, and share-based compensation.

We make estimates of our external accrued research and development expenses, which primarily relates to activities performed by our contract research organizations and contract manufacturing organizations, as of each balance sheet date in our financial statements based on an estimate of progress to completion of specific tasks using facts and circumstances known to us at that time. We determine the estimates by reviewing contracts, vendor agreements and change orders, invoicing to date, reviewing vendor provided supporting documentation and through discussions with our internal personnel and external service providers as to the progress to completion of services and the agreed-upon fee to be paid for such services.

Actual costs and estimates of progress to completion of our contract research organizations and contract manufacturing organizations are uncertain, subject to risks and may change depending upon a number of factors, including our enrollment levels and status of our clinical trials, and timing of our manufacturing activities. Such estimates are uncertain given the level of visibility we have towards the activities of our contract research organizations and contract manufacturing organizations. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual and related expenses accordingly.

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

As of December 31, 2022, we held $189.6 million in cash, cash equivalents and marketable securities, all of which was denominated in U.S. dollar assets, and consisting primarily of cash accounts in banking institutions and investments in money market funds, certificates of deposit, commercial paper, corporate bonds and investments in U.S. and non-U.S. treasury securities.

We are exposed to market risk related to changes in foreign currency exchange rates, as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. For the year ended December 31, 2022, a majority of our expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our financial statements.

Inflation may affect us by increasing our cost of labor, cost of external services, and cost of external goods and raw materials. We do not believe that inflation has had a material effect on our business, financial condition or results of operations for any period presented herein.

Item 8.     Financial Statements and Supplementary Data

PASSAGE BIO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Passage Bio, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Passage Bio, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Notes 1 and 3 to the financial statements, the Company has changed its method of accounting for leases as of January 1, 2022 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

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

Philadelphia, Pennsylvania
March 6, 2023

Passage Bio, Inc.

Balance Sheets

	December 31,
(in thousands, except share data)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$34,601	$128,965
Marketable securities	155,009	186,808
Prepaid expenses and other current assets	926	1,726
Prepaid research and development	6,508	7,567
Total current assets	197,044	325,066
Property and equipment, net	22,515	23,806
Right of use assets - operating leases	19,723	-
Other assets	4,267	6,204
Total assets	$243,549	$355,076
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,065	$9,448
Accrued expenses and other current liabilities	11,011	20,050
Operating lease liabilities	3,275	-
Total current liabilities	18,351	29,498
Operating lease liabilities - noncurrent	23,832	-
Deferred rent	-	6,921
Total liabilities	42,183	36,419

Commitments and Contingencies (note 10)

Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized; 54,614,690 shares issued and outstanding at December 31, 2022 and 54,244,996 shares issued and outstanding at December 31, 2021	5	5
Additional paid‑in capital	694,733	675,346
Accumulated other comprehensive income (loss)	(966)	(413)
Accumulated deficit	(492,406)	(356,281)
Total stockholders’ equity	201,366	318,657
Total liabilities and stockholders’ equity	$243,549	$355,076

See accompanying notes to financial statements.

Passage Bio, Inc.

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except share and per share data)	2022	2021
Operating expenses:
Research and development	$86,053	$117,673
Acquired in‑process research and development	3,000	8,000
General and administrative	49,341	60,056
Loss from operations	(138,394)	(185,729)
Interest income, net	2,269	343
Net loss	$(136,125)	$(185,386)
Per share information:
Net loss per share of common stock, basic and diluted	$(2.50)	$(3.48)
Weighted average common shares outstanding, basic and diluted	54,429,023	53,343,959
Comprehensive loss:
Net loss	$(136,125)	$(185,386)
Unrealized gain (loss) on marketable securities	(553)	(401)
Comprehensive loss	$(136,678)	$(185,787)

See accompanying notes to financial statements.

Passage Bio, Inc.

Statements of Stockholders’ Equity

(in thousands, except share data)

	Stockholders’ equity
	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2021	45,614,807	$4	$475,617	$(12)	$(170,895)	$304,714
Vesting of early exercise option awards	302,277	—	45	—	—	45
Exercise of stock options and vesting of restricted stock units	186,787	—	301	—	—	301
Issuance of shares in connection with employee stock purchase plan	91,125	—	887	—	—	887
Sale of common stock, net of issuance costs of $669	8,050,000	1	165,805	—	—	165,806
Unrealized gain (loss) on marketable securities	—	—	—	(401)	—	(401)
Share‑based compensation expense	—	—	32,691	—	—	32,691
Net loss	—	—	—	—	(185,386)	(185,386)
Balance at December 31, 2021	54,244,996	$5	$675,346	$(413)	$(356,281)	$318,657

	Stockholders’ equity
	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2022	54,244,996	$5	$675,346	$(413)	$(356,281)	$318,657
Exercise of stock options and vesting of restricted stock units	165,223	-	129	-	-	129
Issuance of shares in connection with employee stock purchase plan	204,471	-	304	-	-	304
Unrealized gain (loss) on marketable securities	-	-	-	(553)	-	(553)
Share‑based compensation expense	-	-	18,954	-	-	18,954
Net loss	-	-	-	-	(136,125)	(136,125)
Balance at December 31, 2022	54,614,690	$5	$694,733	$(966)	$(492,406)	$201,366

See accompanying notes to financial statements.

Passage Bio, Inc.

Statements of Cash Flows

	Year Ended
	December 31,
(in thousands)	2022	2021
Cash flows used in operating activities:
Net loss	$(136,125)	$(185,386)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Acquired in‑process research and development	3,000	8,000
Depreciation and amortization	3,679	1,543
Share‑based compensation	18,954	32,691
Amortization of premium and discount on marketable securities, net	773	2,778
Deferred rent	-	2,075
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, and other assets	2,737	1,842
Prepaid research and development	1,059	3,394
Right of use assets and operating lease liabilities	463	-
Accounts payable	(5,412)	2,201
Accrued expenses and other current liabilities	(7,338)	3,983
Net cash provided by (used in) operating activities	(118,210)	(126,879)
Cash flows provided by (used in) investing activities:
Purchases of marketable securities	(157,835)	(202,546)
Sales or maturities of marketable securities	188,308	182,374
Purchases of technology licenses	(3,000)	(8,000)
Purchases of property and equipment	(2,274)	(17,642)
Net cash provided by (used in) investing activities	25,199	(45,814)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock, net of offering costs	-	165,806
Payment of offering costs	-	(338)
Proceeds from the exercise of stock options	129	301
Proceeds from the issuance of common stock under employee stock purchase plan	304	887
Payments for insurance premium financing	(1,786)	-
Net cash provided by (used in) financing activities	(1,353)	166,656
Net increase (decrease) in cash and cash equivalents	(94,364)	(6,037)
Cash and cash equivalents at beginning of year	128,965	135,002
Cash and cash equivalents at end of year	$34,601	$128,965
Supplemental disclosure of non‑cash investing and financing activities:
Unrealized gain (loss) on marketable securities	$(553)	$(401)
Property and equipment in deferred rent	$-	$2,769
Property and equipment in accounts payable and accrued expenses and other current liabilities	$114	$2,143
Vesting of early exercise option awards	$-	$45
Right of use assets recognized upon the adoption of Topic 842	$(20,375)	$-
Operating lease liabilities recognized upon the adoption of Topic 842	$27,296	$-

See accompanying notes to financial statements.

Passage Bio, Inc.

Notes to Financial Statements

1. Nature of Operations

Passage Bio, Inc., or the Company, a Delaware corporation incorporated in July 2017, is a clinical stage genetic medicines company focused on developing transformative therapies for central nervous system, or CNS disorders, with limited or no approved treatment options. The Company has a strategic research collaboration with the Trustees of the University of Pennsylvania’s, or Penn, Gene Therapy Program, or GTP. Under this collaboration, GTP conducts discovery and preclinical activities enabling Investigational New Drug, or IND, applications and the Company conducts all clinical development, manufacturing, regulatory strategy, and commercialization activities under the agreement.

Through this collaboration, the Company has assembled a portfolio of genetic medicine product candidates, including two lead clinical product candidates: PBGM01 for the treatment of GM1 gangliosidosis, or GM1, and PBFT02 for the treatment of frontotemporal dementia, or FTD. The Company also has a collaboration agreement and a development services and clinical supply agreement with Catalent Maryland, Inc., or Catalent, for clinical scale manufacturing requirements.

2. Risks and Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $492.4 million as of December 31, 2022. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.

In January 2021, the Company closed a follow-on public offering in which the Company issued and sold 8,050,000 shares of its common stock at a public offering price of $22.00 per share for net proceeds of $165.8 million after deducting underwriting discounts, commissions and other offering expenses.

The Company’s operations have consisted primarily of conducting preclinical studies, developing licensed technology, conducting clinical trials and manufacturing clinical supply to support clinical trials. The Company faces risks associated with early-stage biotechnology companies whose product candidates are in development. Product candidates currently under development will require significant additional research and development efforts and establishing manufacturing capacity and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital for the Company to complete its research and development, achieve its research and development objectives, defend its intellectual property rights, and recruit and retain skilled personnel, and key members of management. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

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

In March 2022 and November 2022, the Company reduced its workforce and prioritized research and development programs to reduce operating expenses and to extend its cash runway.

In accordance with Accounting Standards Update, or ASU, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern

Passage Bio, Inc.

Notes to Financial Statements (cont.)

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

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Updates promulgated by the Financial Accounting Standards Board, or FASB.

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

Cash and cash equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of December 31, 2022 consisted of money market funds and commercial paper. Cash consists of cash deposits at banking institutions.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

Marketable securities

The Company classifies its marketable securities as available-for-sale, which include commercial paper, certificates of deposit, corporate debt securities, and United States, or U.S., government debt securities with original maturities of greater than three months. These securities are carried at fair market value, with unrealized gains and losses reported in comprehensive loss and accumulated other comprehensive income (loss) within stockholders’ equity. Gains or losses on marketable securities sold are recognized as a component of other income, net in the statement of operations and comprehensive loss on the specific identification method. All marketable securities are available for use, as needed, to fund operations and therefore, the Company classifies all marketable securities as current assets within the balance sheet.

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

The Company reviews long-lived assets, such as property and equipment, for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, recoverability is measured by comparison of the carrying amount of the assets to estimated future undiscounted cash flows that the assets are expected to generate. If the carrying amount of an asset exceeds its estimated future cash flows, then impairment expense is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the years ended December 31, 2022, and 2021, no impairment expenses were recognized.

Share-based compensation

The Company measures share-based awards at grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company’s share-based compensation consists of restricted stock units, or RSUs, and options to purchase common stock, or stock option awards.

The Company uses the Black-Scholes option pricing model to value its stock option awards.

Estimating the fair value of stock option awards requires the input of assumptions, including, the expected term of stock options and stock price volatility. The Company accounts for forfeitures for stock option awards as they occur. The assumptions used in estimating the fair value of share-based awards represent management's estimate and involve inherent uncertainties and the application of management's judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

The expected term of the stock options is estimated using the "simplified method," as the Company has limited historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option.

For stock price volatility, the Company uses a composite of comparable public company data as a basis for its expected volatility to calculate the fair value of option grants. The selection of comparable public company data requires the application of management’s judgement.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

The Company accounts for forfeitures for stock option awards as they occur.

Research and Development

Research and development costs are expensed as incurred and consist primarily of expenses incurred with Penn, contract research organizations, contract manufacturing organizations, internal analytical and testing activities, and employee-related expenses, including salaries, benefits, and share-based compensation. Management makes estimates of the Company’s external accrued research and development expenses, which primarily relates to contract research organizations and contract manufacturing organizations, as of each balance sheet date in the Company’s financial statements based on an estimate of progress to completion of specific tasks using facts and circumstances known to the Company at that time. The Company determines the estimates by reviewing contracts, vendor agreements and change orders, and through discussions with our internal clinical personnel and external service providers as to the progress to completion of services and the agreed-upon fee to be paid for such services. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual and related expenses accordingly.

Acquired In-Process Research and Development

Fees paid to obtain research and development technology licenses are recognized as acquired in-process research and development expense if the research and development technology licensed has not reached technological feasibility and has no alternative future use. For the years ended December 31, 2022, and 2021, all fees paid to obtain technology licenses were recognized as acquired in-process research and development expense.

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

Passage Bio, Inc.

Notes to Financial Statements (cont.)

stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Year Ended December 31,
	2022	2021
Stock options	11,411,390	9,416,998
Unvested restricted stock units	1,229,166	290,500
Employee stock purchase plan	26,680	33,753
	12,667,236	9,741,251

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02, which requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. The Company adopted ASU 2016-02 on January 1, 2022 using the modified retrospective transition method and elected the following transition practical expedients: (i) to not reassess lease identification, lease classification and initial indirect costs related to those leases entered into prior to the adoption of Topic 842; and (ii) to not separate lease and non-lease components for the Company’s operating lease portfolio. The Company recorded an operating lease right-of-use asset and lease liability of $20.4 million and $27.3 million respectively, related to the adoption of the Topic 842. See note 9 for further details.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which replaces the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 was subsequently updated by ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to clarify that entities should include recoveries when estimating the allowance for credit losses. This guidance is effective for the Company starting in fiscal year 2023. The Company does not expect that the adoption of ASU 2016-13 will have a material impact on its financial statements.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

4. Cash, cash equivalents and marketable securities

The following table provides details regarding the Company’s portfolio of cash and cash equivalents:

	Cost or
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2022:
Cash accounts in banking institutions	$7,532	$-	$-	$7,532
Money market funds	24,578	-	-	24,578
Commercial paper	2,491	-	-	2,491
Total	$34,601	$-	$-	$34,601

December 31, 2021:
Cash accounts in banking institutions	$44,549	$-	$-	$44,549
Money market funds	84,416	-	-	84,416
Commercial paper	-	-	-	-
Total	$128,965	$-	$-	$128,965

The following table provides details regarding the Company’s portfolio of marketable securities:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2022:
Certificates of deposit	$28,197	$6	$(92)	$28,111
Commercial paper	58,572	12	(72)	58,512
Corporate debt securities	67,206	1	(786)	66,421
U.S. government securities	2,000	-	(35)	1,965
Total	$155,975	$19	$(985)	$155,009

December 31, 2021:
Certificates of deposit	$5,296	$-	$-	$5,296
Commercial paper	26,503	4	(4)	26,503
Corporate debt securities	145,577	10	(418)	145,169
U.S. government securities	1,996	-	(8)	1,988
Non-U.S. government securities	7,849	4	(1)	7,852
Total	$187,221	$18	$(431)	$186,808

S

The contractual maturities of our marketable securities as of December 31, 2022, are as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$144,583	$143,779
Due after one year through five years	11,392	11,230
Total	$155,975	$155,009

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

	Fair value measurement at
	reporting date using
	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
December 31, 2022:
Assets
Cash equivalents:
Money market funds	$24,578	$-	$-
Commercial paper	-	2,491	-
Total cash equivalents	24,578	2,491	-

Marketable securities:
Certificates of deposit	-	28,111	-
Commercial paper	-	58,512	-
Corporate debt securities	-	66,421	-
U.S. government securities	-	1,965	-
Total marketable securities	-	155,009	-

Total financial assets	$24,578	$157,500	$-

December 31, 2021:
Assets
Cash equivalents:
Money market funds	$84,416	$-	$-
Commercial paper	-	-	-
Total cash equivalents	84,416	-	-

Marketable securities:
Certificates of deposit	-	5,296	-
Commercial paper	-	26,503	-
Corporate debt securities	-	145,169	-
U.S. government securities	-	1,988	-
Non-U.S. government securities	-	7,852	-
Total marketable securities	-	186,808	-

Total financial assets	$84,416	$186,808	$-

Passage Bio, Inc.

Notes to Financial Statements (cont.)

6. Property and Equipment, net

Property and Equipment, net, consist of the following:

(in thousands)	December 31, 2022	December 31, 2021
Laboratory equipment	$9,972	$8,916
Office equipment	601	621
Computer hardware and software	1,090	1,028
Furniture and fixtures	1,208	1,487
Leasehold improvements	13,506	13,409
Construction in progress	1,291	822
Total property and equipment	27,668	26,283
Accumulated depreciation and amortization	(5,153)	(2,477)
	$22,515	$23,806

Depreciation expense was $3.7 million and $1.5 million for the years ended December 31, 2022 and 2021, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Professional fees	$602	$877
Compensation and related benefits	8,446	10,014
Research and development	1,878	8,498
Property and equipment	85	161
Other	-	500
	$11,011	$20,050

8. Severance

In March 2022 and November 2022, the Company announced workforce reductions and that it has prioritized certain research and development programs to reduce operating expenses and to extend its cash runway. In connection with these announcements, the Company reduced headcount by approximately 13% and 23% in March 2022 and November 2022, respectively.

In accordance with ASC 420, Exit and Disposal Activities, the Company recorded severance and termination-related costs of $3.8 million in general and administrative expenses and $2.3 million in research and development expenses for the year ended December 31, 2022.

As of December 31, 2022, $2.1 million of severance and termination-related costs were unpaid and recognized in the balance sheet within Accrued expenses and other current liabilities.

9. Leases

On January 1, 2022, the Company adopted ASU No. 2016-02, Leases, using a modified retrospective approach and recorded operating lease right-of-use, or ROU, assets and operating lease liabilities of $20.4 million and $27.3 million, respectively, related to the Company’s Lease Agreement and Laboratory Lease Agreement, or collectively, the Leases, which are each defined below. The Company elected the package of practical expedients available under ASU No. 2016-

Passage Bio, Inc.

Notes to Financial Statements (cont.)

02 and as such, did not reassess any of the Company’s existing or expired contracts or any other agreements that were previously concluded to not contain a lease for the following practical expedient guidance: (1) whether the arrangement is or contains a lease, (2) lease classification and (3) whether previously capitalized costs continue to qualify as initial direct costs. In addition, the Company applied the accounting policy election to not separate lease and non-lease components and the accounting policy election to not apply the recognition requirement under ASU No. 2016-02 to leases with a term of twelve months or less.

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

The Company is party to a lease agreement for office space, or the Lease Agreement, in Philadelphia, Pennsylvania. The Lease Agreement commenced in February 2021 and is expected to expire in December 2031. The Company has an option to extend the term of the Lease Agreement by up to two five-year terms. This option to extend was not recognized as part of the Company's measurement of the ROU asset and operating lease liability as of December 31, 2022. The landlord provided the Company with a tenant improvement allowance of $2.8 million, for which the related expenditures were paid directly by the landlord.

The Company is also party to a lease agreement for laboratory space, or the Laboratory Lease Agreement, in Hopewell, New Jersey. The laboratory is initially focused on state-of-the-art analytical capabilities, assay development and validation, and clinical product testing to support both viral vector manufacturing and clinical development. The Laboratory Lease Agreement commenced in March 2021 and is expected to expire in February 2036. The Company has an option to extend the term of the Laboratory Lease Agreement by up to two five-year terms. This option to extend was not recognized as part of the Company's measurement of the ROU asset and operating lease liability as of December 31, 2022. The landlord provided the Company with a tenant improvement allowance of $1.3 million in connection with the Laboratory Lease Agreement, for which the related expenditures were paid by the Company and will be reimbursed by the landlord. As of December 31, 2022, $0.1 million of reimbursements were unpaid by the landlord and recorded within other current assets.

The following table summarizes the Company’s operating leases:

Year Ended
($ in thousands)	December 31, 2022
Operating lease cost	$3,316
Cash paid for amounts included in the measurement of operating cash flows from operating leases	$2,853
Weighted-average discount rate	9.7%
Weighted-average remaining lease term (years)	12.2

Passage Bio, Inc.

Notes to Financial Statements (cont.)

The following table summarizes future minimum lease payments under the Company’s operating lease agreements:

(in thousands)
2023	$3,455
2024	3,553
2025	3,654
2026	3,757
2027	3,864
Thereafter	29,679
Total undiscounted lease payments	47,962
Less: imputed interest	(20,855)
Total lease liabilities	$27,107

10. Commitments and Contingencies

Amended and Restated Research, Collaboration and License Arrangement with Penn

The Company has a research, collaboration and licensing agreement with Penn, as amended, or the Penn Agreement, for research and development collaborations and exclusive license rights to patents for certain products and technologies. Under the Penn Agreement, the Company has obligations to fund certain research relating to the preclinical development of selected products in research programs as well as the exploratory research program in non-rare and/or non-monogenic, or large CNS indications, currently TLE. In addition, the Company will fund discovery research conducted by Penn through August 3, 2026 and will receive exclusive rights, subject to certain limitations, to technologies resulting from the discovery research for the Company’s products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation improvements. This funding commitment for the discovery research is $5.0 million annually, paid in quarterly increments of $1.3 million through June 2026.

The Penn Agreement includes an exploratory research program focused on discovering targets and novel gene therapy candidates for large CNS indications, currently focused on TLE, and can be expanded to other large CNS diseases upon mutual agreement. The initial term of the exploratory research program is until August 2024, which term can be extended by mutual agreement. During such term, the Company will have an exclusive right of first negotiation to include additional targets to the exploratory research program within the agreed upon large CNS indications. Under the exploratory research program, the Company will have the right to further develop and commercialize any gene therapy product candidates specific for those selected targets within TLE (and any future large CNS diseases that are mutually agreed upon) that may arise from the exploratory research programs on substantially the same terms of the current Penn Agreement.

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

The Penn Agreement requires that the Company make payments of up to (i) $16.5 million per product candidate for rare, monogenic disorders in the aggregate and (ii) $39.0 million per product candidate in the aggregate arising from the exploratory program for large CNS indications, currently for TLE. Each payment will be due upon the achievement of specific development milestone events by such licensed product for a first indication, reduced development milestone payments for the second and third indications and no development milestone payments for subsequent indications. In addition, on a product-by-product basis, the Company is obligated to make up to $55.0 million in sales milestone payments on each licensed product based on annual sales of the licensed product in excess of defined thresholds.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

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

During the year ended December 31, 2022, the Company made payments under the Penn Agreement of $3.0 million related to the achievement of development milestones for dosing our first patients in PBFT02 for the treatment of FTD and PBKR03 for the treatment of Krabbe disease, which were recognized as in-process research and development expense. During the year ended December 31, 2021, the Company made payments under the Penn Agreement of $1.5 million related to the achievement of a development milestone, $1.5 million related to option exercises under the Penn Agreement, and a $5.0 million payment related to the August 2021 amendment, which were recognized as in-process research and development expense.

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

Under both the Collaboration Agreement and the Manufacturing and Supply Agreement, the Company has an annual minimum commitment of $10.6 million per year owed to Catalent for five years from the validation of the Clean Room, subject to certain inflationary adjustments. For the years ended December 31, 2022 and 2021, the Company paid amounts in excess of the minimum commitment.

Employment Agreements

The Company has entered into employment agreements with key personnel providing for compensation and, in certain circumstances, severance and acceleration of vesting in stock-based compensation awards, as described in the respective employment agreements.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

11. Common Stock

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

12. Share-Based Compensation

Equity Incentive Plan

The Company has three equity incentive plans: the 2018 Equity Incentive Plan, as amended, or the 2018 Plan, the 2020 Equity Incentive Plan, or the Incentive Plan, and the 2021 Equity Inducement Plan, or the Inducement Plan. New awards can only be granted under the Incentive Plan and the Inducement Plan.

The total number of shares authorized under the Incentive Plan as of December 31, 2022 was 10,370,926. Additionally, any awards previously issued under our 2018 Plan which were forfeited become available for issuance under the Incentive Plan. As of December 31, 2022, 3,880,210 shares were available for future grants under our Incentive Plan. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Incentive Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021 and continue for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. As a result, the number of shares reserved for issuance under the Incentive Plan increased by 2,730,735 and 2,712,249 shares in January 2023 and 2022, respectively.

The Incentive Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, and/or stock appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options awarded to date under the Incentive Plan vest based on a requisite service period, generally over four-year periods, and have a term of ten years.

The Inducement Plan was approved by the Company’s board of directors in July 2021. The total number of shares authorized under the Inducement Plan as of December 31, 2022 was 2,000,000, as a result of an increase to the shares authorized for issuance in February 2022. Of this amount, 384,167 shares were available for future grants as of December 31, 2022. The Inducement Plan provides for the granting of nonqualified stock options and restricted stock awards to employees hired by the Company, as determined by the Company’s board of directors. The Company’s stock options awarded to date under the Inducement Plan vest based on requisite service period and have a term of ten years. The Company’s restricted stock units awarded to date under the Inducement Plan vest based on requisite service period and have a term based on each award agreement.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded share-based compensation expense in the following expense categories in its accompanying statements of operations for the period presented:

	Year Ended December 31,
(in thousands)	2022	2021
Research and development	$8,278	$15,432
General and administrative	10,676	17,259
	$18,954	$32,691

During the year ended December 31, 2022, the Company modified certain awards and recognized $0.4 million related to the modifications, all of which was recognized in general & administrative expense. The terms of such modifications included, on an awards-by-award basis, acceleration of the vesting period and extensions of the post-employment period to exercise.

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

The following table summarizes stock option activity for the year ended December 31, 2022:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2022	9,416,998	$13.72	8.6
Granted	6,609,441	3.09
Exercised	(126,056)	1.02
Forfeited	(4,488,993)	10.41
Outstanding at December 31, 2022	11,411,390	$9.01	7.1
Vested and Exercisable at December 31, 2022	6,074,955	$11.55	5.3
Vested or expected to vest at December 31, 2022	11,411,390	$9.01	7.1

The weighted-average grant date fair value of options granted was $2.33 and $12.75 for the years ended December 31, 2022 and 2021, respectively.

The aggregate intrinsic value of options exercised was $0.2 and $1.3 million and during the year ended December 31, 2022 and 2021, respectively.

The aggregate intrinsic value of options outstanding as of December 31, 2022 was $0.1 million and the aggregate intrinsic value of options exercisable as of December 31, 2022 was de minimus.

As of December 31, 2022, the total unrecognized compensation expense related to unvested stock option awards was $24.1 million, which the Company expects to recognize over a weighted-average period of 2.4 years.

The 2018 Plan and 2020 Plan provide certain holders of stock options an election to early exercise prior to vesting. The Company has the right to repurchase early exercised options without transferring any appreciation in the value of the underlying shares to the employee if the employee terminates employment before the end of the original vesting period.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

The repurchase price is the lesser of the original exercise price or the then fair value of the Company’s common stock. As of December 31, 2022, 113,932 options to purchase common stock are unvested, but exercisable, under early exercise provisions.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Year Ended December 31,
	2022		2021
Expected volatility	92.5%		99.0%
Risk‑free interest rate	2.8%		0.9%
Expected term	5.9	years	6.0	years
Expected dividend yield	-		-

Restricted Stock Units

The Company issues restricted stock units, or RSUs, to employees that vest over periods as determined by the board of directors. Any unvested shares are forfeited upon termination of services. The fair value price of the RSUs is equal to the fair market value of the Company’s common stock on the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period of the RSUs.

The following table summarizes activity related to RSU awards during the year ended December 31, 2022:

		Weighted average
	Number of shares	grant date fair value
Unvested balance at January 1, 2022	290,500	$14.78
Granted	1,171,500	$1.97
Vested	(39,167)	15.06
Forfeited	(193,667)	$11.87
Unvested balance at December 31, 2022	1,229,166	$2.98

As of December 31, 2022, the total unrecognized expense related to all RSUs was $2.8 million, which the Company expects to recognize over a weighted-average period of 1.8 years.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan, or the ESPP, became effective on February 28, 2020. The ESPP authorizes the issuance of up to 1,435,619 shares of the Company’s common stock. Of this amount, 1,119,914 were available for future grants as of December 31, 2022. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years, in an amount equal to one percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. As a result, on January 1, 2023, the number of shares reserved for issuance under the ESPP increased by 546,147 shares, resulting in a total of 1,981,766 shares authorized for issuance.

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

Passage Bio, Inc.

Notes to Financial Statements (cont.)

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

In accordance with the guidance in ASC 718-50, Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock at 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $0.2 million and $0.4 million during the years ended December 31, 2022 and 2021, respectively, related to the ESPP.

13. Income Taxes

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$64,547	$42,351
Research and development credits	32,068	22,244
Collaboration and license agreement	4,504	3,976
Capitalized research and development	65,012	51,806
Share-based compensation	11,312	11,245
Accrued expenses and other	1,922	4,654
Operating lease liabilities	8,900	-
Total gross deferred tax assets before valuation allowance	188,265	136,276
Valuation allowance	(179,843)	(135,053)
Net deferred tax assets	8,422	1,223
Deferred tax liabilities:
Right of use assets - operating leases (deferred rent for December 31, 2021)	(7,609)	(876)
Depreciation	(813)	(347)
Total deferred tax liabilities	(8,422)	(1,223)
Net deferred taxes	$-	$-

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of December 31, 2022 and 2021. The valuation allowance increased by $44.8 million and $72.1 million during the years ended December 31, 2022 and 2021, respectively.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended
	December 31,
	2022	2021
Federal tax benefit at statutory rate	21.0%	21.0%
State tax, net of federal benefit	7.5	11.9
Permanent differences	(2.5)	(1.1)
Research and development and orphan tax credits	6.9	7.1
Change in valuation allowance	(32.9)	(38.9)
	-%	-%

The following table summarizes carryforwards of federal, state and local net operating losses, or NOL, and research and development and orphan drug tax credits:

	December 31,
(in thousands)	2022	2021
Federal	$199,233	$126,551
State	199,230	126,547
Local	180,859	116,301
Research tax credits	32,068	22,244

For federal income tax purposes, $0.3 million of NOL carryforwards expire in 2037. The remaining federal NOL carryforwards were generated subsequent to January 1, 2018, and therefore, are able to be carried forward indefinitely.

For state income tax purposes, NOL carryforwards begin expiring in 2037, and expire through 2042.

For local income tax purposes related to the city of Philadelphia, NOL carryforwards begin expiring in 2023, and expire through 2042. NOL carryforwards generated prior to 2023 expire after 3 years, whereas NOL carryforwards generated in 2023 expire after 20 years.

As of December 31, 2022, the Company also had federal research and development and orphan drug tax credit carryforwards of $32.1 million that will begin to expire in 2038, unless previously utilized.

The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not done an analysis to determine whether or not ownership changes have occurred since inception. Certain state NOL carryforwards may also be limited, including Pennsylvania, which limits NOL utilization as a percentage of apportioned taxable income.

The Company will recognize interest and penalties related to uncertain tax positions as a component of interest income, net. As of December 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. Tax years from 2019 and after remain subject to examination by the taxing jurisdictions. The NOL and tax credit carryforwards remain subject to review until utilized.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

14. Subsequent Events

None.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control – Integrated Framework (2013). Based on our assessment, our management has concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.    Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(3)	Exhibits.
Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation, dated March 3, 2020.	10-Q	001-39231	May 11, 2020

3.2	Amended and Restated Bylaws, dated December 1, 2022.	8-K	001-39231	December 2, 2022

4.1	Form of Common Stock Certificate	S-1/A	333-236214	February 18, 2020

4.2	Amended and Restated Investors' Rights Agreement, dated August 21, 2019, by and among the Registrant and certain of its stockholders.	S-1	333-236214	February 3, 2020

4.3	Description of Registrant’s Securities	10-K	001-39231	March 3, 2021

10.1†˄	Development Services and Clinical Supply Agreement, dated April 13, 2020, by and between the Registrant and Catalent Maryland, Inc.	10-Q	001-39231	May 11, 2020

10.2	Lease, dated April 10, 2020, by and between the Registrant and Commerce Square Partners - Philadelphia Plaza, L.P.	10-Q	001-39231	May 11, 2020

10.3	First Amendment to Lease, dated April 10, 2020, by and between the Registrant and Philadelphia Plaza – Phase II LP	10-Q	001-39231	May 11, 2020

10.4	Form of Indemnification Agreement between the Registrant and its directors and officers	S-1	333-236214	February 3, 2020

10.5	Amended and Restated 2018 Equity Incentive Plan, as amended, and forms of award agreements.	S-1	333-236214	February 3, 2020

10.6	2020 Equity Incentive Plan of the Registrant, and forms of award agreements.	S-1/A	333-236214	February 18, 2020

10.7	2020 Employee Stock Purchase Plan of the registrant	S-1/A	333-236214	February 18, 2020
10.8	Amended and Restated Employment Agreement dated February 14, 2020, by and between the Registrant and Bruce Goldsmith.	S-1/A	333-236214	February 18, 2020

10.9	Consulting Agreement, dated January 8, 2019, as amended on January 31, 2020, by and between the Registrant and James Wilson, M.D., Ph.D.	S-1	333-236214	February 3, 2020

10.10†˄	Amended and Restated Sponsored Research, Collaboration and License Agreement, dated May 5, 2020, by and between the Registrant and The Trustees of the University of Pennsylvania.	10-Q	001-39231	August 13, 2020

10.11˄

Amendment No. 1, dated August 13, 2020, to the Amended and Restated Sponsored Research, Collaboration and License Agreement by and between the Registrant and the Trustees of the University of Pennsylvania

		10-Q	001-39231	November 10, 2020

10.12˄

Amendment No. 2, dated November 2, 2020, to the Amended and Restated Sponsored Research, Collaboration and License Agreement by and between the Registrant and the Trustees of the University of Pennsylvania

		S-1	333-252213	January 19, 2021

10.13†˄

Amendment No. 3, dated December 9, 2020, to the Amended and Restated Sponsored Research, Collaboration and License Agreement by and between the Registrant and the Trustees of the University of Pennsylvania

		S-1	333-252213	January 19, 2021

10.14˄	Lease, dated December 15, 2020 by and between the Registrant and Hopewell Campus Owner, LLC	8-K	001-39231	December 18, 2020

10.15	2021 Equity Inducement Plan	S-8	333-258000	July 19, 2021

10.16†˄

Amendment No. 4, dated June 2, 2021, to the Amended and Restated Sponsored Research, Collaboration and License Agreement by and between the Registrant and the Trustees of the University of Pennsylvania

		10-K	001-39231	March 3, 2022

10.17

Amendment No. 5, dated August 3, 2021, to the Amended and Restated Sponsored Research, Collaboration and License Agreement by and between the Registrant and the Trustees of the University of Pennsylvania

		10-Q	001-39231	November 4, 2021
10.18†˄

Amendment No. 6, dated November 12, 2021, to the Amended and Restated Sponsored Research, Collaboration and License Agreement by and between the Registrant and the Trustees of the University of Pennsylvania

		10-K	001-39231	March 3, 2022
10.19†˄

Amendment No. 7, dated December 3, 2021, to the Amended and Restated Sponsored Research, Collaboration and License Agreement by and between the Registrant and the Trustees of the University of Pennsylvania

		10-K	001-39231	March 3, 2022
10.20†˄	Eighth Amendment to Amended and Restated Research, License & Collaboration Agreement, dated May 11, 2022, by and between the Registrant and the Trustees of the University of Pennsylvania.	10-Q	001-39231	August 4, 2022

10.21+	Employment Agreement, dated August 23, 2021 by and between the Registrant and Simona King.	10-Q	001-39231	November 4, 2021
10.22+†	Employment Agreement, dated October 10, 2022 by and between the Registrant and William Chou.	10-Q	001-39231	November 10, 2022
10.23+†	Transition and Separation Agreement, dated May 27, 2022 by and between the Registrant and Bruce Goldsmith.	10-Q	001-39231	August 4, 2022
10.24+†	Employment Agreement dated September 10, 2019, as amended on February 26th, 2020, by and between the Registrant and Edgar B. (Chip) Cale.				X

10.25+†	Employment Agreement, dated July 22, 2019, as amended on February 14, 2022, by and between the Registrant and Alexandros Fotopoulos.	S-1/A	333-236214	February 18, 2020

10.26+†	Transition and Separation Agreement, dated November 17, 2022, by and between the Registrant and Monika Toernsen.				X

23.1	Consent of KPMG LLP, an independent registered public accounting firm.				X

24.1	Power of Attorney. Reference is made to the signature page hereto.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL).	X

+	Indicates management contract or compensatory plan, contract or agreement.
†	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulations S-K.
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

PASSAGE BIO, INC.

Date: March 6, 2023	By:	/s/ William Chou, M.D.
	Name:	William Chou, M.D.
	Title:	Chief Executive Officer and Director

Date: March 6, 2023	By:	/s/ Simona King
	Name:	Simona King
	Title:	Chief Financial Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints William Chou, M.D., Simona King and Edgar B. Cale, and each of them, with full power of substitution and resubstitution, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William Chou, M.D.	President, Chief Executive Officer and Director	March 6, 2023
William Chou, M.D.	(Principal Executive Officer)
/s/ Simona King	Chief Financial Officer and Corporate Secretary	March 6, 2023
Simona King	(Principal Financial and Accounting Officer)
/s/ Maxine Gowen, Ph.D.	Director	March 6, 2023
Maxine Gowen, Ph.D.
/s/ Athena Countouriotis, M.D.	Director	March 6, 2023
Athena Countouriotis, M.D.
/s/ Saqib Islam	Director	March 6, 2023
Saqib Islam
/s/ Sandip Kapadia	Director	March 6, 2023
Sandip Kapadia
/s/ Michael Kamarck, Ph.D.	Director	March 6, 2023
Michael Kamarck, Ph.D.
/s/ Derrell Porter, M.D.	Director	March 6, 2023
Derrell Porter, M.D.
/s/ Tom Woiwode, Ph.D.	Director	March 6, 2023
Tom Woiwode, Ph.D.