Form 10-Q
period 2023-03-31
Passage BIO, Inc.
filed 2023-05-11
CIK 1787297

Y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 9, 2023, the registrant had 54,632,940 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Passage Bio, Inc.

Balance Sheets

	(Unaudited)
(in thousands, except share and per share data)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$33,372	$34,601
Marketable securities	134,402	155,009
Prepaid expenses and other current assets	1,685	926
Prepaid research and development	2,162	6,508
Total current assets	171,621	197,044
Property and equipment, net	21,599	22,515
Right of use assets - operating leases	19,590	19,723
Other assets	433	4,267
Total assets	$213,243	$243,549
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,033	$4,065
Accrued expenses and other current liabilities	10,907	11,011
Operating lease liabilities	3,303	3,275
Total current liabilities	17,243	18,351
Operating lease liabilities - noncurrent	23,649	23,832
Other liabilities	2,000	-
Total liabilities	42,892	42,183

Commitments and Contingencies (note 9)

Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized; 54,626,690 shares issued and outstanding at March 31, 2023 and 54,614,690 shares issued and outstanding at December 31, 2022	5	5
Additional paid‑in capital	697,517	694,733
Accumulated other comprehensive income (loss)	(427)	(966)
Accumulated deficit	(526,744)	(492,406)
Total stockholders’ equity	170,351	201,366
Total liabilities and stockholders’ equity	$213,243	$243,549

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2023	2022
Operating expenses:
Research and development	$16,836	$26,213
Acquired in‑process research and development	—	1,500
General and administrative	19,047	15,099
Loss from operations	(35,883)	(42,812)
Other income (expense), net	1,545	1
Net loss	$(34,338)	$(42,811)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.63)	$(0.79)
Weighted average common shares outstanding, basic and diluted	54,618,799	54,275,751
Comprehensive loss:
Net loss	$(34,338)	$(42,811)
Unrealized gain (loss) on marketable securities	539	(921)
Comprehensive loss	$(33,799)	$(43,732)

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Stockholders’ Equity

(Unaudited)

	Stockholders’ equity
	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2023	54,614,690	$5	$694,733	$(966)	$(492,406)	$201,366
Exercise of stock options and vesting of restricted stock units	12,000	—	—	—	—	—
Unrealized gain (loss) on marketable securities	—	—	—	539	—	539
Share‑based compensation expense	—	—	2,784	—	—	2,784
Net loss	—	—	—	—	(34,338)	(34,338)
Balance at March 31, 2023	54,626,690	$5	$697,517	$(427)	$(526,744)	$170,351

	Stockholders’ equity
	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2022	54,244,996	$5	$675,346	(413)	$(356,281)	$318,657
Exercise of stock options and vesting of restricted stock units	62,695	—	49	—	—	49
Unrealized gain (loss) on marketable securities	—	—	—	(921)	—	(921)
Share‑based compensation expense	—	—	6,337	—	—	6,337
Net loss	—	—	—	—	(42,811)	(42,811)
Balance at March 31, 2022	54,307,691	$5	$681,732	$(1,334)	$(399,092)	$281,311

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Cash flows used in operating activities:
Net loss	$(34,338)	$(42,811)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Acquired in‑process research and development	—	1,500
Depreciation and amortization	978	883
Share‑based compensation	2,784	6,337
Amortization of premium and discount on marketable securities, net	(98)	875
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, and other assets	3,075	(624)
Prepaid research and development	4,346	(5,509)
Right of use assets and operating lease liabilities	(21)	418
Accounts payable	(1,039)	(957)
Accrued expenses and other current and noncurrent liabilities	1,867	(4,823)
Net cash provided by (used in) operating activities	(22,446)	(44,711)
Cash flows provided by (used in) investing activities:
Purchases of marketable securities	(51,396)	(37,402)
Sales or maturities of marketable securities	72,639	56,938
Purchases of technology licenses	—	(1,500)
Purchases of property and equipment	(26)	(725)
Net cash provided by (used in) investing activities	21,217	17,311
Cash flows provided by (used in) financing activities:
Proceeds from the exercise of stock options	—	49
Net cash provided by (used in) financing activities	—	49
Net increase (decrease) in cash and cash equivalents	(1,229)	(27,351)
Cash and cash equivalents at beginning of period	34,601	128,965
Cash and cash equivalents at end of period	$33,372	$101,614
Supplemental disclosure of non‑cash investing and financing activities:
Unrealized gain (loss) on marketable securities	$539	$(921)
Property and equipment in accounts payable and accrued expenses and other current liabilities	$36	$644
Right of use assets recognized upon the adoption of Topic 842	$—	$(20,375)
Operating lease liabilities recognized upon the adoption of Topic 842	$—	$27,296

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

1. Nature of Operations

Passage Bio, Inc., or the Company, a Delaware corporation incorporated in July 2017, is a clinical stage genetic medicines company focused on developing transformative therapies for central nervous system, or CNS, disorders, with limited or no approved treatment options. The Company has a strategic research collaboration with the Trustees of the University of Pennsylvania’s, or Penn, Gene Therapy Program, or GTP. Under this collaboration, GTP conducts discovery and preclinical activities enabling Investigational New Drug, or IND, applications and the Company conducts all clinical development, manufacturing, regulatory strategy, and commercialization activities under the agreement.

Through this collaboration, the Company has assembled a strong portfolio of genetic medicine product candidates, including two lead clinical product candidates: PBGM01 for the treatment of GM1 gangliosidosis, or GM1, and PBFT02 for the treatment of frontotemporal dementia, or FTD. The Company also has a collaboration agreement and a development services and clinical supply agreement with Catalent Maryland, Inc., or Catalent, for clinical scale manufacturing requirements.

2. Risks and Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $526.7 million as of March 31, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.

The Company’s operations have consisted primarily of conducting preclinical studies, developing licensed technology, conducting clinical trials, and manufacturing clinical supply to support clinical trials. The Company faces risks associated with early-stage biotechnology companies whose product candidates are in development. Product candidates currently under development will require significant additional research and development efforts and establishing manufacturing capacity and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital for the Company to complete its research and development, achieve its research and development objectives, defend its intellectual property rights, and recruit and retain skilled personnel, and key members of management. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

3. Summary of Significant Accounting Policies

The Company’s complete summary of significant accounting policies can be found in “Note 3. Summary of Significant Accounting Policies” in the audited financial statements included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2022.

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission, or SEC, which permits reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying balance sheets, statements of operations and comprehensive loss, stockholders’ equity, and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2022 Annual Report filed on Form 10-K.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, and marketable securities. The Company maintains a deposit account in a federally insured financial institution in excess of federally insured limits. The Company maintains a money market account in a federally insured financial institution in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash and cash equivalents beyond the normal credit risk associated with commercial banking relationships.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The Company maintains a portfolio of marketable debt securities, which is diversified to limit exposure related to counterparty risk, industry risk and security type risk. The Company maintains an investment policy which dictates the allocation of funds within our portfolio of marketable debt securities. The Company has not experienced any material losses in such portfolio.

Cash and cash equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of March 31, 2023 consisted of only money market funds. Cash consists of cash deposits at banking institutions.

Marketable securities

The Company classifies its marketable securities as available-for-sale, which include commercial paper, certificates of deposit, corporate debt securities, United States, or U.S., government debt securities and U.S. government agency securities with original maturities of greater than three months. These securities are carried at fair market value, with unrealized gains and losses reported in comprehensive loss and accumulated other comprehensive income (loss) within stockholders’ equity. Gains or losses on marketable securities sold are recognized as a component of other income, net in the statement of operations and comprehensive loss on the specific identification method. All marketable securities are available for use, as needed, to fund operations and therefore, the Company classifies all marketable securities as current assets within the balance sheet.

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

The Company reviews long-lived assets, such as property and equipment, for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, recoverability is measured by comparison of the carrying amount of the assets to estimated future undiscounted cash flows that the assets are expected to generate. If the carrying amount of an asset exceeds its estimated future cash flows, then impairment expense is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the three months ended March 31, 2023 and 2022, no impairment expenses were recognized.

Leasing

The Company evaluates leases at their inception to determine if they are an operating lease or a finance lease. As of March 31, 2023, the Company has classified all leases with terms greater than one year, as operating leases.

The Company recognizes assets and liabilities for operating leases at their inception, based on the present value of all payments due under the lease agreement. The Company uses its incremental borrowing rate to determine the present value of operating leases, which is determined by referencing collateralized borrowing rates for debt instruments with terms similar to the respective lease. The Company utilizes the accounting policy election to not separate lease and non-lease components and the accounting policy election to not apply the recognition requirement to leases with a term of twelve months or less.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

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

Estimating the fair value of stock option awards requires the input of assumptions, including, the expected term of stock options, and stock price volatility. The assumptions used in estimating the fair value of share-based awards represent management's estimate and involve inherent uncertainties and the application of management's judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

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

The Company accounts for forfeitures of RSUs and stock option awards as they occur.

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

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares of common stock outstanding, as they would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Stock options	13,609,572	10,650,128
Unvested restricted stock units	1,193,666	428,500
Employee stock purchase plan	131,436	197,655
	14,934,674	11,276,283

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which replaces the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 was subsequently updated by ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to clarify that entities should include recoveries when estimating the allowance for credit losses. This guidance was effective for the Company starting in fiscal year 2023. The Company adopted ASU 2016-13 as of January 1, 2023, which did not have a material impact on its financial statements.

4. Cash, Cash Equivalents and Marketable Securities

The following table provides details regarding the Company’s portfolio of cash and cash equivalents:

	Cost or
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
March 31, 2023:
Cash accounts in banking institutions	$8,070	$-	$-	$8,070
Money market funds	25,302	-	-	25,302
Total	$33,372	$-	$-	$33,372

December 31, 2022:
Cash accounts in banking institutions	$7,532	$-	$-	$7,532
Money market funds	24,578	-	-	24,578
Commercial paper	2,491	-	-	2,491
Total	$34,601	$-	$-	$34,601

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following table provides details regarding the Company’s portfolio of marketable securities:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
March 31, 2023:
Certificates of deposit	$22,756	$6	$(61)	$22,701
Commercial paper	43,730	5	(41)	43,694
Corporate debt securities	43,959	-	(373)	43,586
U.S. government securities	16,849	36	(17)	16,868
U.S. government agency securities	7,535	18	-	7,553
Total	$134,829	$65	$(492)	$134,402

December 31, 2022:
Certificates of deposit	$28,197	$6	$(92)	$28,111
Commercial paper	58,572	12	(72)	58,512
Corporate debt securities	67,206	1	(786)	66,421
U.S. government securities	2,000	-	(35)	1,965
Total	$155,975	$19	$(985)	$155,009

The contractual maturities of our marketable securities as of March 31, 2023, are as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$115,567	$115,207
Due after one year through five years	19,262	19,195
Total	$134,829	$134,402

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

	Fair value measurement at
	reporting date using
	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
March 31, 2023:
Assets
Cash equivalents:
Money market funds	$25,302	$-	$-
Total cash equivalents	25,302	-	-

Marketable securities:
Certificates of deposit	-	22,701	-
Commercial paper	-	43,694	-
Corporate debt securities	-	43,586	-
U.S. government securities	-	16,868	-
U.S. government agency securities	-	7,553	-
Total marketable securities	-	134,402	-
Total financial assets	$25,302	$134,402	$-

December 31, 2022:
Assets
Cash equivalents:
Money market funds	$24,578	$-	$-
Commercial paper	-	2,491	-
Total cash equivalents	24,578	2,491	-

Marketable securities:
Certificates of deposit	-	28,111	-
Commercial paper	-	58,512	-
Corporate debt securities	-	66,421	-
U.S. government securities	-	1,965	-
Total marketable securities	-	155,009	-
Total financial assets	$24,578	$157,500	$-

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

6. Property and Equipment, net

Property and Equipment, net, consist of the following:

(in thousands)	March 31, 2023	December 31, 2022
Laboratory equipment	$10,379	$9,972
Office equipment	601	601
Computer hardware and software	1,128	1,090
Furniture and fixtures	1,208	1,208
Leasehold improvements	13,506	13,506
Construction in progress	908	1,291
Total property and equipment	27,730	27,668
Accumulated depreciation and amortization	(6,131)	(5,153)
	$21,599	$22,515

Depreciation expense was $1.0 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Professional fees	$874	$602
Compensation and related benefits	3,370	8,446
Research and development	2,634	1,878
Property and equipment	29	85
Amount due to Catalent in connection with Letter Agreements	4,000	—
	$10,907	$11,011

8. Leases

The Company is party to a lease agreement for office space, or the Lease Agreement, in Philadelphia, Pennsylvania. The Lease Agreement commenced in February 2021 and is expected to expire in December 2031. The Company has an option to extend the term of the Lease Agreement by up to two five-year terms. This option to extend was not recognized as part of the Company's measurement of the right of use, or ROU, asset and operating lease liability as of March 31, 2023. The landlord provided the Company with a tenant improvement allowance of $2.8 million, for which the related expenditures were paid directly by the landlord.

The Company is also party to a lease agreement for laboratory space, or the Laboratory Lease Agreement, in Hopewell, New Jersey. The laboratory is focused on state-of-the-art analytical capabilities, assay development and validation, and clinical product testing to support both viral vector manufacturing and clinical development. The Laboratory Lease Agreement commenced in March 2021 and is expected to expire in February 2036. The Company has an option to extend the term of the Laboratory Lease Agreement by up to two five-year terms. This option to extend was not recognized as part of the Company's measurement of the ROU asset and operating lease liability as of March 31, 2023. The landlord provided the Company with a tenant improvement allowance of $1.3 million in connection with the Laboratory Lease Agreement, for which the related expenditures were paid by the Company and will be reimbursed by the landlord. As of March 31, 2023, $0.1 million of reimbursements were unpaid by the landlord and recorded within other current assets.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following table summarizes future minimum lease payments under the Company’s operating leases:

(in thousands)
2023	$2,603
2024	3,553
2025	3,654
2026	3,757
2027	3,864
Thereafter	29,679
Total undiscounted lease payments	47,110
Less: imputed interest	(20,158)
Total lease liabilities	$26,952

Operating lease expense was $0.8 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively.

9. Commitments and Contingencies

Amended and Restated Research, Collaboration and License Arrangement with Penn

The Company has a research, collaboration and licensing agreement with Penn, as amended, or the Penn Agreement, for research and development collaborations and exclusive license rights to patents for certain products and technologies. Under the Penn Agreement, the Company has obligations to fund certain research relating to the preclinical development of selected products in research programs as well as exploratory research programs in non-rare and/or non-monogenic, or large CNS indications, currently TLE. In addition, the Company will fund discovery research conducted by Penn through August 3, 2026 and will receive exclusive rights, subject to certain limitations, to technologies resulting from the discovery research for the Company’s products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation improvements. This funding commitment for the discovery research is $5.0 million annually, paid in quarterly increments of $1.3 million through June, 2026.

The Penn Agreement includes an exploratory research program focused on discovering targets and novel gene therapy candidates for large CNS indications, currently focused on TLE, and can be expanded to other large CNS diseases upon mutual agreement. The initial term of the exploratory research program is until August 2024, which term can be extended by mutual agreement. Under the exploratory research program, the Company will have the right to further develop and commercialize any gene therapy product candidates specific for those selected targets (and any future large CNS diseases that are mutually agreed upon) that may arise from the exploratory research programs on substantially the same terms of the current Penn Agreement.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

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

During the three months ended March 31, 2023, the Company did not make any payments for acquired in-process research and development. During the three months ended March 31, 2022, the Company made payments under the Penn Agreement for acquired in-process research and development of $1.5 million related to the achievement of a development milestone.

Catalent Agreements

In June 2019, the Company entered into a collaboration agreement, or the Collaboration Agreement, with Catalent. As part of the Collaboration Agreement, the Company was required to pay an annual fee for five years ending in 2025 for the exclusive use of a dedicated clean room suite, or the Clean Room Suite.

In April 2020, the Company entered into a development services and clinical supply agreement, or the Manufacturing and Supply Agreement, with Catalent to secure clinical scale manufacturing capacity for batches of active pharmaceutical ingredients for the Company’s gene therapy product candidates. The Manufacturing and Supply Agreement confirms the terms contemplated by the Collaboration Agreement and the Collaboration Agreement continues to be in effect pursuant to its terms. Under the terms of the Manufacturing and Supply Agreement, Catalent agreed to manufacture batches of drug product for the Company’s gene therapy product candidates at the Clean Room Suite at a Catalent facility provided for in the Collaboration Agreement. The Manufacturing and Supply Agreement provided for a term of five years. The Manufacturing and Supply Agreement also included minimum annual purchase commitments. The Company has the right to terminate the Manufacturing and Supply Agreement for convenience or other reasons specified in the Manufacturing and Supply Agreement upon prior written notice. If the Company terminates the Manufacturing and Supply Agreement, it will be obligated to pay an early termination fee to Catalent.

Under both the Collaboration Agreement and the Manufacturing and Supply Agreement, the Company had an annual minimum commitment of $10.6 million per year owed to Catalent for five years from the validation of the Clean Room, subject to certain inflationary adjustments.

On March 31, 2023, the Company entered into certain letter agreements amending each of (i) the Collaboration Agreement and (ii) the Manufacturing and Supply Agreement, together with the Collaboration Agreement, the Existing Agreements.

Letter agreement I, or Agreement I, eliminated the minimum annual purchase obligation and the obligation to pay an annual fee for use of the Clean Room Suite, thereby eliminating the annual minimum commitment of $10.6 million per year owed to Catalent through November 2025 under the Existing Agreements. In consideration of Agreement I, the Company will make aggregate payments to Catalent of $6.0 million between June 30, 2023 and May 1, 2024. The Company accrued the $6.0 million of aggregate payments as of the three-months ended March 31, 2023.

Letter agreement II, or Agreement II, and together with Agreement I, the Letter Agreements, extended the term of the Existing Agreements until November 6, 2030, and established a limited exclusive relationship between the Company and

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

Catalent for the manufacture of bulk drug substance and drug product for the Company’s adeno-associated virus delivery therapeutic product candidates for the treatment of FTD and GM1. The limited exclusive relationship under Agreement II would convert to a non-exclusive relationship (i) in the event Catalent fails to meet certain performance standards and (ii) following certain conditional events related to the divestiture by the Company of either FTD or GM1, in which case, if such events occur, the Company would pay Catalent certain fees. In addition, in the event of certain transactions, the Company may terminate the Existing Agreements for convenience with respect to such products, in which case, the Company would pay to Catalent a certain termination fee.

Immediately prior to the execution of the Letter Agreements, the Company had a $5.3 million prepaid asset related to upfront payments made to secure the Clean Room Suite. In connection with the Letter Agreements, the Company no longer has exclusive access to the Clean Room Suite at Catalent and, as a result, the Company recognized an expense of $5.3 million related to the elimination of the prepaid asset as of the three months ended March 31, 2023.

The Company classified the $11.3 million of expenses, which comprises of $6.0 million in aggregate payments due to Catalent and the $5.3 million elimination of the prepaid asset, as general and administrative expense within the statement of operations for the three months ended March 31, 2023, as both amounts do not directly relate to the future advancement of our research and development programs.

Employment Agreements

The Company has entered into employment agreements with key personnel providing for compensation and, in certain circumstances, severance and acceleration of vesting in stock-based compensation awards, as described in the respective employment agreements.

10. Share-Based Compensation

Equity Incentive Plan

The Company has three equity incentive plans: the 2018 Equity Incentive Plan, as amended, or the 2018 Plan, the 2020 Equity Incentive Plan, or the Incentive Plan, and the 2021 Equity Inducement Plan, as amended, or the Inducement Plan. New awards can only be granted under the Incentive Plan and the Inducement Plan.

The total number of shares authorized under the Incentive Plan as of March 31, 2023 was 13,101,661. Additionally, any awards previously issued under our 2018 Plan which are forfeited become available for issuance under the Incentive Plan. As of March 31, 2023, 4,439,463 shares were available for future grants under the Incentive Plan. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Incentive Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021 and continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. As a result, the number of shares reserved for issuance under the Incentive Plan increased by 2,730,735 and 2,712,249 shares in January 2023 and 2022, respectively.

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

The Inducement Plan was approved by the Company’s board of directors in July 2021 and subsequently amended in February 2022 and February 2023. The total number of shares authorized under the Inducement Plan as of March 31, 2023 was 2,500,000. Of this amount, 880,967 shares were available for future grants as of March 31, 2023. The Inducement Plan provides for the granting of nonqualified stock options and restricted stock awards to employees hired

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

by the Company, as determined by the Company’s board of directors. The Company’s stock options awarded to date under the Inducement Plan vest based on requisite service period and have a term of ten years. The Company’s restricted stock units awarded to date under the Inducement Plan vest based on requisite service period and have a term based on each award agreement.

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded share-based compensation expense in the following expense categories in its accompanying statements of operations for the period presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Research and development	$1,628	$2,996
General and administrative	1,156	3,341
	$2,784	$6,337

During the three months ended March 31, 2023 and 2022, there was no expense related to the modifications of awards.

The following table summarizes stock option activity for the three months ended March 31, 2023:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2023	11,411,390	$9.01	7.1
Granted	2,950,915	1.08
Exercised	—	—
Forfeited	(752,733)	13.69
Outstanding at March 31, 2023	13,609,572	$7.02	7.4
Vested and exercisable at March 31, 2023	6,011,809	$10.96	5.1
Vested or expected to vest at March 31, 2023	13,609,572	$7.02	7.4

The weighted average grant date fair value of options granted was $0.83 and $3.45 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the total unrecognized compensation expense related to unvested stock option awards was $21.9 million, which the Company expects to recognize over a weighted average period of 2.2 years.

The 2018 Plan and the Incentive Plan provide certain holders of stock options an election to early exercise prior to vesting. The Company has the right to repurchase early exercised options without transferring any appreciation in the value of the underlying shares to the employee if the employee terminates employment before the end of the original vesting period. The repurchase price is the lesser of the original exercise price or the then fair value of the Company’s common stock. As of March 31, 2023, 70,456 options to purchase common stock are unvested, but exercisable, under early exercise provisions.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Three Months Ended March 31,
	2023		2022
Expected volatility	92.4%		95.4%
Risk‑free interest rate	3.5%		1.5%
Expected term	6.0	years	6.0	years
Expected dividend yield	—		—

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

The following table summarizes activity related to RSU awards during the three months ended March 31, 2023:

		Weighted average
	Number of shares	grant date fair value
Unvested balance at January 1, 2022	1,229,166	$2.98
Granted	—	$—
Vested	(12,000)	21.85
Forfeited	(23,500)	$2.40
Unvested balance at March 31, 2023	1,193,666	$2.85

As of March 31, 2023, the total unrecognized expense related to all RSUs was $2.4 million, which the Company expects to recognize over a weighted average period of 1.5 years.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan, or the ESPP, became effective on February 28, 2020. The ESPP authorizes the issuance of up to 1,981,766 shares of the Company’s common stock. Of this amount, 1,666,061 were available for future grants as of March 31, 2023. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years, in an amount equal to one percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. As a result, on January 1, 2023, the number of shares reserved for issuance under the ESPP increased by 546,147 shares, resulting in a total of 1,981,766 shares authorized for issuance.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

In accordance with the guidance in ASC 718-50, Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock at 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of de minimus and $0.1 million during the three months ended March 31, 2023 and 2022, respectively, related to the ESPP.

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

† Program includes ongoing natural history study of infantile and juvenile GM1 gangliosidosis patients

PBGM01 for the Treatment of GM1

We are currently developing PBGM01, which utilizes a proprietary, next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional GLB1 gene encoding β-galactosidase (or β-gal) for infantile GM1. Infantile GM1 is the most common and severe form of GM1, in which patients have mutations in the GLB1 gene that produce little or no residual β-gal enzyme activity. β-gal is an enzyme that catalyzes the first step in the natural degradation of GM1 ganglioside as well as other glycan substrates. Reduced β-gal activity results in the accumulation of toxic levels of GM1 ganglioside in neurons throughout the brain, causing rapidly progressive neurodegeneration, with a life expectancy of two to ten years. Currently, there are no disease-modifying therapies approved for the treatment of GM1. Early onset infantile GM1 is characterized by onset in the first 6 months of life, while late onset infantile GM1 is characterized by onset between 6 and 24 months. We believe PBGM01 could provide patients with significantly improved outcomes. In preclinical studies we observed meaningful transgene expression in both the CNS and in peripheral organs affected in GM1. We are conducting a clinical trial using an ICM method of administration, which involves an injection at the craniocervical junction.

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

A key objective of the initial phase of the Imagine-1 trial is to determine the optimal dose for the confirmatory phase of the study. Based on the favorable safety profile of PBGM01 observed to date, the observed dose-response in key biomarkers, such as CSF β-gal activity and GM1 ganglioside levels, and that our preclinical studies showed no safety signals at doses higher than currently being evaluated in the ongoing clinical trial, we plan to treat additional patients in the Imagine-1 trial at higher doses of PBMG01 than the doses of PBGM01 administered to date in Cohorts 1 to 4. To this end, we have submitted a protocol amendment for Imagine-1 study to treat patients at a higher dose, or Dose 3, of PBGM01 that will inform registrational dose selection. The Imagine-1 clinical trial protocol amendment intends to treat early and late infantile GM1 gangliosidosis patients at Dose 3, which is two times higher than the current high dose, or Dose 2. Following regulatory review, the company looks forward to resuming patient enrollment efforts and expects to the dose the first patient at Dose 3 in the second half of the year.

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

PBFT02 for the Treatment of FTD-GRN

We are currently developing PBFT02, which utilizes an AAV1 capsid to deliver a functional copy of the granulin gene, or GRN, encoding for human progranulin, or PGRN, for the treatment of FTD caused by progranulin deficiency, or FTD-GRN. FTD-GRN is an inheritable form of FTD in which patients have mutations in the GRN gene, causing a deficiency in PGRN. PGRN is a complex and highly conserved protein thought to have multiple roles in cell homeostasis, neurodevelopment, and inflammation. Emerging evidence suggests that PGRN deficiency in FTD and other neurodegenerative disorders may contribute to lysosomal dysfunction. Currently, there are no disease-modifying therapies approved for the treatment of FTD-GRN. Based on findings in preclinical studies, we believe that PBFT02 may provide FTD-GRN patients with significantly improved outcomes. We selected the AAV1 capsid and ICM administration for PBFT02 because this approach led to extensive and robust expression of human PGRN throughout the brain and spinal cord of non-human primates, or NHPs, and due to the higher PGRN levels in CSF using AAV1 as compared with other serotypes tested. ICM administration of AAV1 to NHPs resulted in supraphysiologic CSF levels of human PGRN compared to levels in healthy human subjects’ CSF, and in excess of levels achieved in NHPs with AAVhu68 or AAV5.

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

Business Overview

We were incorporated in July 2017 under the laws of the State of Delaware. Since inception, our operations have consisted primarily of conducting preclinical studies, developing licensed technology, conducting clinical trials, and manufacturing clinical supply to support clinical trials. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. Historically, we have funded our operations through the sale of convertible preferred stock and public offerings of common stock. Our net losses were $34.3 million and $42.8 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $526.7 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $167.8 million. We expect our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2025.

Financial Operations Overview

License Agreement

University of Pennsylvania

We have a research, collaboration and licensing agreement, as amended, or the Penn Agreement, with Penn, for research and development collaborations and exclusive license rights to patents for certain products and technologies. Under the Penn Agreement, we have the obligation to fund certain research relating to the preclinical development of selected products in research programs as well as exploratory research programs in non-rare and/or non-monogenic, or large, CNS indications, currently TLE. We also fund discovery research conducted by Penn through August 2026 and will receive exclusive rights, subject to certain limitations, to technologies resulting from the discovery program for products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation improvements. Our discovery research funding commitment is $5.0 million a year for five years, with quarterly payments of $1.3 million through June 2026. Under the Penn Agreement we have eight remaining options available to us to commence additional licensed programs for CNS indications until August 2026. If we were to exercise any of these remaining options, we would owe Penn a non-refundable aggregate fee of $1.0 million, with $0.5 million per product indication paid immediately and another $0.5 million fee owed upon a further developmental milestone.

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

The Penn Agreement includes an exploratory research collaboration to identify targets and early product candidates in such large CNS indications. The exploratory research program is focused on discovering targets and novel gene therapy candidates for large CNS diseases, currently focused on TLE, and that can be expanded to other large CNS diseases upon mutual agreement. The initial term of the exploratory research program is 3 years, or until August 2024, which term can be extended by mutual agreement. Under the exploratory research program, we will have the right to further develop and commercialize any gene therapy product candidates specific for those selected targets (and any future large CNS indications that are mutually agreed upon) that arise from the exploratory research programs on substantially the same terms of the current Penn Agreement.

Collaboration and Manufacturing and Supply Agreements

Catalent

In June 2019, we entered into a collaboration agreement, or the Collaboration Agreement, with Catalent. As part of the Collaboration Agreement, we were required to pay an annual fee for five years ending in 2025 for the exclusive use of a dedicated clean room suite, or the Clean Room Suite.

In April 2020, we entered into a development services and clinical supply agreement, or the Manufacturing and Supply Agreement, with Catalent to secure clinical scale manufacturing capacity for batches of active pharmaceutical ingredients for our gene therapy product candidates. The Manufacturing and Supply Agreement confirms the terms contemplated by the Collaboration Agreement and the Collaboration Agreement continues to be in effect pursuant to its terms. Under the terms of the Manufacturing and Supply Agreement, Catalent agreed to manufacture batches of drug product for our gene therapy product candidates at the Clean Room Suite at a Catalent facility provided for in the Collaboration Agreement. The Manufacturing and Supply Agreement provided for a term of five years. The Manufacturing and Supply Agreement also included minimum annual purchase commitments. We have the right to terminate the Manufacturing and Supply Agreement for convenience or other reasons specified in the Manufacturing and Supply Agreement upon prior written notice. If we terminate the Manufacturing and Supply Agreement, we will be obligated to pay an early termination fee to Catalent.

Under both the Collaboration Agreement and the Manufacturing and Supply Agreement, we had an annual minimum commitment of $10.6 million per year owed to Catalent for five years from the validation of the Clean Room, subject to certain inflationary adjustments.

On March 31, 2023, we entered into certain letter agreements amending each of (i) the Collaboration Agreement and (ii) the Manufacturing and Supply Agreement, together with the Collaboration Agreement, the Existing Agreements.

Letter agreement I, or Agreement I, eliminated the minimum annual purchase obligation and the obligation to pay an annual fee for use of the Clean Room Suite, thereby eliminating the annual minimum commitment of $10.6 million per year owed to Catalent through November 2025 under the Existing Agreements. In consideration of Agreement I, we agreed to make aggregate payments to Catalent of $6.0 million between June 30, 2023 and May 1, 2024. We accrued the $6.0 million of aggregate payments as of the three-months ended March 31, 2023.

Letter agreement II, or Agreement II, and together with Agreement I, the Letter Agreements, extended the term of the Existing Agreements until November 6, 2030, and established a limited exclusive relationship between us and Catalent for the manufacture of bulk drug substance and drug product for our adeno-associated virus delivery therapeutic product candidates for the treatment of FTD and GM1. The limited exclusive relationship under Agreement II converts to a non-exclusive relationship (i) in the event Catalent fails to meet certain performance standards and (ii) following certain conditional events related to the divestiture by us of either FTD or GM1, in which case, if such events occur, we would pay Catalent certain fees. In addition, in the event of certain transactions, we may terminate the Existing Agreements for convenience with respect to such products, in which case, we would pay to Catalent a certain termination fee.

Immediately prior to the execution of the Letter Agreements, we had a $5.3 million prepaid asset related to upfront payments made to secure the Clean Room Suite. In connection with the Letter Agreements, we no longer have exclusive access to the Clean Room Suite at Catalent and, as a result, we recognized an expense of $5.3 million related to the elimination of the prepaid asset as of the three months ended March 31, 2023.

We classified the $11.3 million of expenses, which comprises of $6.0 million in aggregate payments due to Catalent and the $5.3 million elimination of the prepaid asset, as general and administrative expense within the statement of operations for the three months ended March 31, 2023, as both amounts do not directly relate to the future advancement of our research and development programs.

Components of Results of Operations

Research and Development and Acquired In-Process Research and Development

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. These expenses include:

●	expenses incurred to conduct the necessary preclinical studies and clinical trials required to obtain regulatory approval, including payments to Penn for preclinical research and development;
●	expenses incurred in obtaining technology licenses related to technology that has not reached technological feasibility and has no alternative future use, which are classified as acquired in-process research and development;

●	personnel expenses, including salaries, benefits and share-based compensation expense for employees engaged in research and development functions;
●	expenses related to funding research performed by third parties, including pursuant to agreements with clinical research organizations, or CROs, as well as investigative sites and consultants that conduct our preclinical studies and clinical trials;
●	expenses incurred under agreements with contract manufacturing organizations, or CMOs, including the cost of acquiring and manufacturing preclinical study and clinical trial materials;
●	expenses and fees paid to consultants who assist with research and development activities; and
●	expenses incurred at and for our lab facilities, including rent, utilities, depreciation, and maintenance.

We track outsourced development expenses and other external research and development expenses to specific product candidates on a program-by-program basis, such as expenses incurred under our collaboration with Penn, fees paid to CROs, CMOs and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation, and other expenses which are deployed across multiple projects under development.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and share-based compensation expense, for employees and consultants in executive, finance, accounting, legal, information technology, commercial, quality, regulatory, operations and human resource functions. General and administrative expenses also include corporate facility costs, including rent, utilities, depreciation and maintenance, legal expenses related to intellectual property and corporate matters, insurance expense, expenses related to contract modifications or terminations, and expenses for accounting and consulting services. We expect our general and administrative expenses to remain consistent or decrease in the near future, after excluding the impacts of our recent Letter Agreements with Catalent.

If our product candidate portfolio progresses into later-stage clinical trials, we expect that our general and administrative expenses will increase in the future to support our continued research and development activities, potential commercialization efforts, and increased expenses of operating as a public company. These increases will likely include increased expenses related to the hiring of additional personnel in general and administrative functions, and expenses related to pre-commercialization efforts. If any of our current or future product candidates obtain regulatory approval, we expect that we would incur significantly increased expenses associated with building a commercial sales and marketing team.

Other income (expense), net

Other income (expense), net consists of interest earned on our cash equivalents and marketable securities, offset by amortization of premium and discount on our marketable securities. Additionally, in the three months ended March 31, 2023, we recognized other income related to the sale of certain tax credits.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table sets forth our results of operations for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31,
(in thousands)	2023	2022	Change
Operating expenses:
Research and development	$16,836	$26,213	$(9,377)
Acquired in‑process research and development	—	1,500	(1,500)
General and administrative	19,047	15,099	3,948
Loss from operations	(35,883)	(42,812)	6,929
Other income (expense), net	1,545	1	1,544
Net loss	$(34,338)	$(42,811)	$8,473

Research and Development Expenses

Research and development expenses decreased by $9.4 million to $16.8 million for the three months ended March 31, 2023 from $26.2 million for the three months ended March 31, 2022. The decrease was primarily due to a decrease of $9.2 million in clinical manufacturing expenses, which relates to the timing and reduction of our manufacturing activities to support our clinical trials, and decreases of $2.3 million and $1.4 million in wages and benefits and share-based compensation expense, respectively. These amounts were partially offset by a $3.2 million increase in preclinical and clinical activities and a $0.3 million increase in professional services and consulting. Expenses associated with the Penn Agreement will continue to vary from quarter to quarter based on our selection and prioritization of preclinical product candidates, the status of our preclinical pipeline and timing of preclinical work performed.

We track outsourced development, outsourced personnel expenses and other external research and development costs of specific programs. We do not track our internal research and development expenses on a program by program basis. Research and development expenses are summarized by program in the table below:

	Three months ended
	March 31,
(in thousands)	2023	2022
Program Specific Expenses
PBGM01 (GM1)	$3,295	$1,209
PBFT02 (FTD‑GRN)	1,151	3,297
PBKR03 (Krabbe)	783	2,686
PBML04 (MLD)	335	3,755
Other Programs and Discovery	2,463	2,089
Unallocated Internal Expenses
Personnel-related (including share-based compensation)	6,154	9,844
Other	2,655	3,333
	$16,836	$26,213

General and Administrative Expenses

General and administrative expenses increased by $3.9 million to $19.0 million for the three months ended March 31, 2023 from $15.1 million for three months ended March 31, 2022. The increase was primarily due to non-recurring expenses of $11.3 million related to the Letter Agreements and an increase in expenses of $0.4 million for facilities and other. These amounts were partially offset by a decrease of $3.9 million and $2.2 million in wages and benefits and share-based compensation expense, respectively, related to a reduction in headcount, and a $1.7 million decrease in our professional fees, facilities and other expenses. Excluding the non-recurring expenses of $11.3 million related to the Letter Agreements, our general and administrative expenses decreased by $7.4 million.

Other income (expense), net

Other income (expense), net was $1.5 million and de minimus for the three months ended March 31, 2023 and 2022, respectively. Other income (expense), net for the three months ended March 31, 2023 consisted of $1.1 million attributable to interest income earned on cash, cash equivalents and marketable securities and $0.4 million related to the sale of certain tax credits.

Acquired In-Process Research and Development Expenses

During the three months ended March 31, 2023, we did not make any payments for acquired in-process research and development. During the three months ended March 31, 2022, we made payments under the Penn Agreement for acquired in-process research and development of $1.5 million related to the achievement of a development milestone.

Liquidity and Capital Resources

Overview

As of March 31, 2023, we had $167.8 million in cash, cash equivalents and marketable securities and had an accumulated deficit of $526.7 million. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expense and capital expenditures into the first half of 2025.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2023	2022
Cash provided by (used in) operating activities	$(22,446)	$(44,711)
Cash provided by (used in) investing activities	21,217	17,311
Cash provided by (used in) financing activities	—	49
Net increase (decrease) in cash and cash equivalents	$(1,229)	$(27,351)

Net Cash Used in Operating Activities

During the three months ended March 31, 2023, we used $22.4 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $34.3 million and a net decrease in our operating assets of $8.2 million, partially offset by non-cash charges of $3.7 million related to share-based compensation, depreciation, amortization, and amortization of premium and discount, net. The primary use of cash was to fund our operations related to the development of our product candidates.

During the three months ended March 31, 2022, we used $44.7 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $42.8 million and a net increase in our operating assets of $11.5 million, partially offset by non-cash charges of $9.6 million related to share-based compensation, depreciation, amortization, amortization of premium and discount, net, and acquired in-process research and development. The primary use of cash was to fund our operations related to the development of our product candidates.

Net Cash Provided by (Used) in Investing Activities

During the three months ended March 31, 2023, we purchased $51.4 million in marketable securities, and had sales and maturities of $72.6 million in marketable securities. Purchases of property and equipment were de minimus for the three months ended March 31, 2023.

During the three months ended March 31, 2022, we purchased $37.4 million in marketable securities, had sales and maturities of $56.9 million in marketable securities, had purchases of property and equipment of $0.7 million, and paid $1.5 million for technology licenses.

Net Cash Provided by (Used in) Financing Activities

During the three months ended March 31, 2023, the company had no gross receipts or outflows of cash related to financing activites.

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

As a result of the Letter Agreements, under both the Collaboration Agreement and the Manufacturing and Supply Agreement with Catalent, we no longer have an annual minimum commitment of $10.6 million per year owed to Catalent through November 2025. In addition, the Company will make aggregate payments to Catalent of $6.0 million between June 30, 2023 and May 1, 2024.

Under the Penn Agreement, we agreed to fund discovery research conducted by Penn for five years, which began in May 2020. Our funding commitment is $5.0 million a year through June 2026.

These contractual obligations and commitments are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. Payments due upon cancellation consisting only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation are not included as the amount and timing of such payments are not known.

The contractual obligations and commitments above do not include any potential milestone or royalty payments that we may be required to make under the Penn Agreement.

Critical Accounting Policies and Estimates

During the three months ended March 31, 2023, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2022 Annual Report filed on Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since our inception in 2017. We incurred net losses of $34.3 million and $42.8 million for the three months ended March 31, 2023, and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $526.7 million. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs, acquiring the rights to our product candidates, and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We expect that it will be several years, if ever, before we have a commercialized product. We anticipate that our expenses will increase substantially if, and as, we:

•	advance our product candidates from the preclinical or discovery stage to the clinical development stage;
•	advance our clinical product candidates into later stage clinical development;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	hire additional clinical, quality control, regulatory, manufacturing, scientific and administrative personnel;
•	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
•	expand or build our internal manufacturing capabilities;
•	maintain, expand and protect our intellectual property portfolio; and
•	incur additional legal, accounting or other expenses in operating our business, including the additional costs associated with operating as a public company.

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

We will require substantial future capital in order to complete planned and future preclinical and clinical development for our portfolio of product candidates and potentially commercialize these product candidates, if approved. If our product portfolio progresses into later stage clinical trials, or our current preclinical product candidates progress into the clinical trial stage, we expect our spending levels to significantly increase in connection with our continued clinical trial activites and production of our clinical product candidates supply. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our ability to raise additional funds also depends on general financial, economic and market conditions as well as other factors, including financial institutions that may experience insolvency or financial distress similar to that experienced by both Silicon Valley Bank and Signature Bank in March 2023, over which we may have no or limited control. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

Our operations have consumed significant amounts of cash since inception. As of March 31, 2023, our cash, cash equivalents and marketable securities were $167.8 million. We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

The clinical and commercial success of our product candidates will depend on several factors, including the following:

●	timely and successful completion of preclinical studies, including toxicology studies, biodistribution studies, biocompatibility studies and minimally efficacious dose studies in animals, where applicable;
●	effective INDs or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
●	successful enrollment and completion of clinical trials, including under the international current Good Clinical Practices, or cGCPs, and current Good Laboratory Practices, or GLPs;
●	positive results from our future clinical programs that support a finding of safety and effectiveness and an acceptable benefit-risk profile of our product candidates in the intended populations;
●	receipt of marketing approvals from applicable regulatory authorities;
●	establishment of arrangements with third-party manufacturers or our own facilities for clinical supply and, where applicable, commercial manufacturing capabilities;
●	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;
●	commercial launch of our product candidates, if approved, whether alone or in collaboration with others;
●	acceptance of the benefits and use of our product candidates, including method of administration, if and when approved, by patients, the medical community and third-party payors;
●	effective competition with other therapies;
●	establishment and maintenance of healthcare coverage and adequate reimbursement and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement;
●	establishment of a physician training system and network for administration of our product candidates by administration into the ICM;
●	enforcement and defense of intellectual property rights and claims; and
●	maintenance of a continued acceptable safety, tolerability and efficacy profile of our product candidates following approval.

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

While we have secured an agreement with Catalent to manufacture clinical supply of our product candidates, we have not yet secured manufacturing capabilities for commercial quantities of our product candidates. To date, while we have a collaboration agreement with Catalent, we have only entered into agreements with such manufacturer to support our clinical studies. We may be unable to negotiate binding agreements with the manufacturers to support our potential commercialization activities at commercially reasonable terms. In addition, as a result of the Letter Agreements, (i) we no longer have exclusive access to the dedicated clean room suite and may not be able to secure future capacity or to meet our requirements for future clinical and commercial supply and (ii) we have an exclusive obligation to manufacture certain products with Catalent and therefore we may be unable to work with other third-party manufacturers. As a result, we may be unable to continue to develop and commercialize our products or product candidates.

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

For the treatment of GM1, there are no approved disease-modifying therapies. We currently have no direct competitors with respect to PBGM01 for the treatment of GM1.

For the treatment of FTD, there are no approved disease-modifying therapies. We consider our most direct competitors with respect to PBFT02 for the treatment of FTD-GRN to be Alector, Inc. (partnered with GlaxoSmithKline), which is enrolling a Phase 3 clinical trial with a humanized anti-human sortilin monoclonal antibody for FTD-GRN, and Prevail Therapeutics Inc. (now part of Eli Lilly & Co), which has initiated a Phase 1/2 clinical trial for a gene therapy treatment for FTD-GRN, and is expected to continue enrolling through 2023. Several other companies, including Applied Genetic Technologies Corporation (acquired by Syncona in November 2022), Orchard Therapeutics plc, Sinfonia Biotherapeutics, QurAlis and AviadoBio Therapeutics, are conducting preclinical research using gene therapy approaches to treat FTD-GRN patients. AviadoBio Ltd has reported the planned initiation of a phase 1/2 trial in 2023. Denali Therapeutics Inc. in partnership with Takeda Pharmaceutical Company Limited began recruitment of a Phase 1/2 clinical trial for their recombinant progranulin protein in addition to their oral EIF2a modulator already in a Phase 1 clinical trial. We are also aware of other therapeutic approaches in preclinical development that may target FTD-GRN patients.

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

Some of the intellectual property rights that we have in-licensed were generated through the use of U.S. government funding and are therefore subject to federal regulations such as “march-in” rights, certain reporting requirements, and a preference for U.S. based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with ex-U.S. manufacturers.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

●	results of preclinical studies or clinical trials of our product candidates or those of our competitors;
●	unanticipated or serious safety concerns related to the use of any of our product candidates;
●	adverse regulatory decisions, including failure to receive regulatory approval for any of our product candidates;
●	the success of competitive drugs or technologies;
●	regulatory or legal developments in the United States and other countries applicable to our product candidates;
●	the size and growth of our prospective patient populations;
●	developments concerning our collaborators, our external manufacturers or in-house manufacturing capabilities;
●	inability to obtain adequate product supply for any product candidate for preclinical studies, clinical trials or future commercial sale or inability to do so at acceptable prices;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or drugs;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts or publications of research reports about us or our industry;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the biotechnology sector;

●	our cash position or the announcement or expectation of additional financing efforts;
●	the ongoing COVID-19 pandemic could adversely impact our business, including our clinical trials and clinical trial operations;
●	general economic, industry and market conditions, including rising interest rates, market volatility, and inflation;
●	general economic uncertainty and capital markets disruptions, which has been substantially impacted by geopolitical instability due to the ongoing military conflict in Ukraine; and
●	other factors, including those described in this “Risk Factors” section, many of which are beyond our control.

Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of March 31, 2023, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned shares representing a substantial portion of our capital stock.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more; (ii) December 31, 2025; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002;
●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
●	being permitted to present only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Form 10-Q;
●	reduced disclosure obligations regarding executive compensation; and
●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets, and, in recent months, the global economy has been impacted by increasing interest rates and inflation. Likewise, the capital and credit markets may be adversely affected by the recent conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, and global sanctions imposed in response thereto. Moreover, there has been recent turmoil in the global banking system. For example, in March 2023, Sillicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. While we did not hold any cash directly at SVB, we regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit and there is no guarantee that the federal government would guarantee all depositors if such financial instutitions were to fail, as they did with SVB depositors, in the event of further bank closures and continued instability in the global banking system. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith

10.1 †	Letter Agreement I to the Collaboration Agreement and the Development Services and Clinical Supply Agreement, dated March 30, 2023, by and between the Registrant and Catalent Maryland, Inc.				X
10.2 †	Letter Agreement II to the Collaboration Agreement and the Development Services and Clinical Supply Agreement, dated March 30, 2023, by and between the Registrant and Catalent Maryland, Inc.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension				X
Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

add

†	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulations S-K.
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

PASSAGE BIO, INC.

Date: May 11, 2023	By:	/s/ William Chou
William Chou
President and Chief Executive Officer

Date: May 11, 2023	By:	/s/ Simona King
Simona King
Chief Financial Officer