Form 10-Q
period 2023-06-30
Passage BIO, Inc.
filed 2023-08-07
CIK 1787297

Y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 2, 2023, the registrant had 54,811,305 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “forecast,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our plans to develop and commercialize our product candidates, the timing and results of our ongoing or planned preclinical studies and clinical trials, risks associated with clinical trials, including our ability to adequately manage clinical activities, unexpected concerns that may arise from additional data or analysis obtained during clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the clinical utility of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the willingness of healthcare professionals to use our product candidates, the sufficiency of our cash and cash equivalents, general economic, industry and market conditions, including rising interest rates and inflation, and instability in the global banking system, our activities to evaluate and pursue strategic alternatives following our determination to discontinue the advancement of certain product candidates, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

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

PART I-FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Passage Bio, Inc.

Balance Sheets

	(Unaudited)
(in thousands, except share and per share data)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$30,291	$34,601
Marketable securities	121,189	155,009
Prepaid expenses and other current assets	1,230	926
Prepaid research and development	915	6,508
Total current assets	153,625	197,044
Property and equipment, net	20,225	22,515
Right of use assets - operating leases	19,413	19,723
Other assets	433	4,267
Total assets	$193,696	$243,549
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,383	$4,065
Accrued expenses and other current liabilities	13,161	11,011
Operating lease liabilities	3,326	3,275
Total current liabilities	19,870	18,351
Operating lease liabilities - noncurrent	23,412	23,832
Total liabilities	43,282	42,183

Commitments and contingencies (note 9)

Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized; 54,745,680 shares issued and outstanding at June 30, 2023 and 54,614,690 shares issued and outstanding at December 31, 2022	5	5
Additional paid‑in capital	701,349	694,733
Accumulated other comprehensive income (loss)	(340)	(966)
Accumulated deficit	(550,600)	(492,406)
Total stockholders’ equity	150,414	201,366
Total liabilities and stockholders’ equity	$193,696	$243,549

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Operating expenses:
Research and development	$17,324	$26,821	$34,160	$53,034
Acquired in‑process research and development	—	—	—	1,500
General and administrative	8,064	12,991	27,111	28,090
Loss from operations	(25,388)	(39,812)	(61,271)	(82,624)
Other income (expense), net	1,532	270	3,077	271
Net loss	$(23,856)	$(39,542)	$(58,194)	$(82,353)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.44)	$(0.73)	$(1.06)	$(1.52)
Weighted average common shares outstanding, basic and diluted	54,683,817	54,386,318	54,651,488	54,331,340
Comprehensive loss:
Net loss	$(23,856)	$(39,542)	$(58,194)	$(82,353)
Unrealized gain (loss) on marketable securities	87	(244)	626	(1,165)
Comprehensive loss	$(23,769)	$(39,786)	$(57,568)	$(83,518)

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Stockholders’ Equity

(Unaudited)

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at April 1, 2023	54,626,690	$5	$697,517	$(427)	$(526,744)	$170,351
Exercise of stock options and vesting of restricted stock units	18,750	—	—	—	—	—
Issuance of shares in connection with employee stock purchase plan	100,240	—	89	—	—	89
Unrealized gain (loss) on marketable securities	—	—	—	87	—	87
Share‑based compensation expense	—	—	3,743	—	—	3,743
Net loss	—	—	—	—	(23,856)	(23,856)
Balance at June 30, 2023	54,745,680	$5	$701,349	$(340)	$(550,600)	$150,414

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2023	54,614,690	$5	$694,733	$(966)	$(492,406)	$201,366
Exercise of stock options and vesting of restricted stock units	30,750	—	—	—	—	—
Issuance of shares in connection with employee stock purchase plan	100,240	—	89	—	—	89
Unrealized gain (loss) on marketable securities	—	—	—	626	—	626
Share‑based compensation expense	—	—	6,527	—	—	6,527
Net loss	—	—	—	—	(58,194)	(58,194)
Balance at June 30, 2023	54,745,680	$5	$701,349	$(340)	$(550,600)	$150,414

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Stockholders’ Equity

(Unaudited)

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at April 1, 2022	54,307,691	$5	$681,732	$(1,334)	$(399,092)	$281,311
Issuance of shares in connection with employee stock purchase plan	155,544	—	243	—	—	243
Unrealized gain (loss) on marketable securities	—	—	—	(244)	—	(244)
Share‑based compensation expense	—	—	6,278	—	—	6,278
Net loss	—	—	—	—	(39,542)	(39,542)
Balance at June 30, 2022	54,463,235	$5	$688,253	$(1,578)	$(438,634)	$248,046

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2022	54,244,996	$5	$675,346	$(413)	$(356,281)	$318,657
Exercise of stock options and vesting of restricted stock units	62,695	—	49	—	—	49
Issuance of shares in connection with employee stock purchase plan	155,544	—	243	—	—	243
Unrealized gain (loss) on marketable securities	—	—	—	(1,165)	—	(1,165)
Share‑based compensation expense	—	—	12,615	—	—	12,615
Net loss	—	—	—	—	(82,353)	(82,353)
Balance at June 30, 2022	54,463,235	$5	$688,253	$(1,578)	$(438,634)	$248,046

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2023	2022
Cash flows used in operating activities:
Net loss	$(58,194)	$(82,353)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Acquired in‑process research and development	—	1,500
Depreciation and amortization	1,956	1,804
Share‑based compensation	6,527	12,615
Amortization of premium and discount on marketable securities, net	(869)	1,151
Loss on disposal of property and equipment	463	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, and other assets	3,530	394
Prepaid research and development	5,593	(1,444)
Right of use assets and operating lease liabilities	(59)	493
Accounts payable	(682)	(1,237)
Accrued expenses and other current and noncurrent liabilities	2,150	(3,717)
Net cash provided by (used in) operating activities	(39,585)	(70,794)
Cash flows provided by (used in) investing activities:
Purchases of marketable securities	(73,528)	(58,876)
Sales or maturities of marketable securities	108,843	95,247
Purchases of technology licenses	—	(1,500)
Purchases of property and equipment	(129)	(1,556)
Net cash provided by (used in) investing activities	35,186	33,315
Cash flows provided by (used in) financing activities:
Proceeds from the exercise of stock options	—	49
Proceeds from the issuance of common stock under employee stock purchase plan	89	243
Payments for insurance premium financing	—	(649)
Net cash provided by (used in) financing activities	89	(357)
Net increase (decrease) in cash and cash equivalents	(4,310)	(37,836)
Cash and cash equivalents at beginning of period	34,601	128,965
Cash and cash equivalents at end of period	$30,291	$91,129
Supplemental disclosure of non‑cash investing and financing activities:
Unrealized gain (loss) on marketable securities	$626	$(1,165)
Property and equipment in accounts payable and accrued expenses and other current liabilities	$—	$8
Right of use assets recognized upon the adoption of Topic 842	$—	$(20,375)
Operating lease liabilities recognized upon the adoption of Topic 842	$—	$27,296

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

2. Risks and Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $550.6 million as of June 30, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.

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

In July 2023, the Company announced a 26 percent reduction to its workforce, which will further extend its cash runway.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The Company maintains a portfolio of marketable debt securities, which is diversified to limit exposure related to counterparty risk, industry risk and security type risk. The Company maintains an investment policy which dictates the allocation of funds within its portfolio of marketable debt securities. The Company has not experienced any material losses in such portfolio.

Cash and cash equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of June 30, 2023 consisted of only money market funds and certificates of deposit. Cash consists of cash deposits at banking institutions.

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

When property is retired or otherwise disposed of, the costs and accumulated depreciation are removed from the respective accounts, with any resulting gain or loss recognized concurrently. In the three and six months ended June 30, 2023, the Company recognized losses on disposals of property and equipment of $0.5 million within research and development expenses, compared to $0 in the three and six months ended June 30, 2022.

The Company reviews long-lived assets, such as property and equipment, for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. For the three months ended June 30, 2023 and 2022, no impairment expenses were recognized.

Leasing

The Company evaluates leases at their inception to determine if they are an operating lease or a finance lease. As of June 30, 2023, the Company has classified all leases with terms greater than one year, as operating leases.

The Company recognizes assets and liabilities for operating leases at their inception, based on the present value of all payments due under the lease agreement. The Company uses its incremental borrowing rate to determine the present value of operating leases, which is determined by referencing collateralized borrowing rates for debt instruments with terms similar to the respective lease. The Company utilizes the accounting policy election to not separate lease and non-

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

lease components and the accounting policy election to not apply the recognition requirement to leases with a term of twelve months or less.

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

The expected term of the stock options is estimated using the “simplified method,” as the Company has limited historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option. For stock price volatility, the Company uses a composite of comparable public company data as a basis for its expected volatility to calculate the fair value of option grants. The selection of comparable public company data requires the application of management’s judgement.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares of common stock outstanding, as they would be anti-dilutive:

	Six Months Ended June 30,
	2023	2022
Stock options	13,552,008	11,982,048
Unvested restricted stock units	1,159,916	447,500
Employee stock purchase plan	34,523	13,936
	14,746,447	12,443,484

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

4. Cash, Cash Equivalents and Marketable Securities

The following table provides details regarding the Company’s portfolio of cash and cash equivalents:

	Cost or
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2023:
Cash accounts in banking institutions	$5,638	$-	$-	$5,638
Money market funds	23,624	-	-	23,624
Certificates of deposit	1,029	-	-	1,029
Total	$30,291	$-	$-	$30,291

December 31, 2022:
Cash accounts in banking institutions	$7,532	$-	$-	$7,532
Money market funds	24,578	-	-	24,578
Commercial paper	2,491	-	-	2,491
Total	$34,601	$-	$-	$34,601

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following table provides details regarding the Company’s portfolio of marketable securities:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2023:
Certificates of deposit	$21,616	$2	$(28)	$21,590
Commercial paper	45,131	-	(38)	45,093
Corporate debt securities	26,322	1	(130)	26,193
U.S. government securities	17,544	1	(132)	17,413
U.S. government agency securities	10,916	3	(19)	10,900
Total	$121,529	$7	$(347)	$121,189

December 31, 2022:
Certificates of deposit	$28,197	$6	$(92)	$28,111
Commercial paper	58,572	12	(72)	58,512
Corporate debt securities	67,206	1	(786)	66,421
U.S. government securities	2,000	-	(35)	1,965
Total	$155,975	$19	$(985)	$155,009

The contractual maturities of the Company’s marketable securities as of June 30, 2023, are as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$107,684	$107,488
Due after one year through five years	13,845	13,701
Total	$121,529	$121,189

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

	Fair value measurement at
	reporting date using
	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
June 30, 2023:
Assets
Cash equivalents:
Money market funds	$23,624	$-	$-
Certificates of deposit	-	1,029	-
Total cash equivalents	23,624	1,029	-

Marketable securities:
Certificates of deposit	-	21,590	-
Commercial paper	-	45,093	-
Corporate debt securities	-	26,193	-
U.S. government securities	-	17,413	-
U.S. government agency securities	-	10,900	-
Total marketable securities	-	121,189	-
Total financial assets	$23,624	$122,218	$-

December 31, 2022:
Assets
Cash equivalents:
Money market funds	$24,578	$-	$-
Commercial paper	-	2,491	-
Total cash equivalents	24,578	2,491	-

Marketable securities:
Certificates of deposit	-	28,111	-
Commercial paper	-	58,512	-
Corporate debt securities	-	66,421	-
U.S. government securities	-	1,965	-
Total marketable securities	-	155,009	-
Total financial assets	$24,578	$157,500	$-

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

6. Property and Equipment, net

Property and equipment, net, consist of the following:

(in thousands)	June 30, 2023	December 31, 2022
Laboratory equipment	$10,042	$9,972
Office equipment	601	601
Computer hardware and software	1,275	1,090
Furniture and fixtures	1,137	1,208
Leasehold improvements	13,506	13,506
Construction in progress	638	1,291
Total property and equipment	27,199	27,668
Accumulated depreciation and amortization	(6,974)	(5,153)
	$20,225	$22,515

Depreciation expense was $1.0 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively.

Depreciation expense was $2.0 million and $1.8 million for the six months ended June 30, 2023 and 2022, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Professional fees	$585	$602
Compensation and related benefits	5,780	8,446
Research and development	1,796	1,878
Property and equipment	—	85
Amount due to Catalent in connection with Letter Agreements	5,000	—
	$13,161	$11,011

8. Leases

The Company is party to a lease agreement for office space, or the Lease Agreement, in Philadelphia, Pennsylvania. The Lease Agreement commenced in February 2021 and is expected to expire in December 2031. The Company has an option to extend the term of the Lease Agreement by up to two five-year terms. This option to extend was not recognized as part of the Company's measurement of the right of use, or ROU, asset and operating lease liability as of June 30, 2023.

The Company is also party to a lease agreement for laboratory space, or the Laboratory Lease Agreement, in Hopewell, New Jersey. The laboratory is focused on state-of-the-art analytical capabilities, assay development and validation, and clinical product testing to support both viral vector manufacturing and clinical development. The Laboratory Lease Agreement commenced in March 2021 and is expected to expire in February 2036. The Company has an option to extend the term of the Laboratory Lease Agreement by up to two five-year terms. This option to extend was not recognized as part of the Company's measurement of the ROU asset and operating lease liability as of June 30, 2023.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following table summarizes future minimum lease payments under the Company’s operating leases:

(in thousands)
2023	$1,736
2024	3,553
2025	3,654
2026	3,757
2027	3,863
Thereafter	29,679
Total undiscounted lease payments	46,242
Less: imputed interest	(19,504)
Total lease liabilities	$26,738

Operating lease expense was $0.8 million for both of the three months ended June 30, 2023 and 2022.

Operating lease expense was $1.7 million for both of the six months ended June 30, 2023 and 2022.

9. Commitments and Contingencies

Amended and Restated Research, Collaboration and License Arrangement with Penn

The Company has a research, collaboration and licensing agreement with Penn, as amended, or the Penn Agreement, for research and development collaborations and exclusive license rights to patents for certain products and technologies. Under the Penn Agreement, the Company has obligations to fund certain research relating to the preclinical development of selected products in research programs as well as exploratory research programs in non-rare and/or non-monogenic, or large CNS indications. In addition, the Company will fund discovery research conducted by Penn through August 3, 2026 and will receive exclusive rights, subject to certain limitations, to technologies resulting from the discovery research for the Company’s products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation improvements. This funding commitment for the discovery research is $5.0 million annually, paid in quarterly increments of $1.3 million through June, 2026.

The Penn Agreement includes an exploratory research program focused on discovering targets and novel gene therapy candidates for certain large CNS indications and can be expanded to other large CNS diseases upon mutual agreement. The initial term of the exploratory research program is until August 2024, which term can be extended by mutual agreement. Under the exploratory research program, the Company will have the right to further develop and commercialize any gene therapy product candidates specific for those selected targets (and any future large CNS diseases that are mutually agreed upon) that may arise from the exploratory research programs on substantially the same terms of the current Penn Agreement.

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

The Penn Agreement requires that the Company make payments of up to (i) $16.5 million per product candidate for rare, monogenic disorders in the aggregate and (ii) $39.0 million per product candidate in the aggregate arising from the exploratory program for large CNS indications. Each payment will be due upon the achievement of specific development milestone events by such licensed product for a first indication, reduced development milestone payments for the second and third indications and no development milestone payments for subsequent indications. In addition, on a product-by-

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

product basis, the Company is obligated to make up to $55.0 million in sales milestone payments on each licensed product based on annual sales of the licensed product in excess of defined thresholds.

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

During the three months ended June 30, 2023 and 2022, the Company did not make any payments for acquired in-process research and development.

During the six months ended June 30, 2023, the Company did not make any payments for acquired in-process research and development. During the six months ended June 30, 2022, the Company made payments under the Penn Agreement for acquired in-process research and development of $1.5 million related to the achievement of a development milestone.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

Letter agreement II, or Agreement II, and together with Agreement I, the Letter Agreements, extended the term of the Existing Agreements until November 6, 2030, and established a limited exclusive relationship between the Company and Catalent for the manufacture of bulk drug substance and drug product for the Company’s adeno-associated virus delivery therapeutic product candidates for the treatment of FTD and GM1. The limited exclusive relationship under Agreement II converts to a non-exclusive relationship (i) in the event Catalent fails to meet certain performance standards and (ii) following certain conditional events related to the divestiture by the Company of either FTD or GM1, in which case, if such events occur, the Company would pay Catalent certain fees. In addition, in the event of certain transactions, the Company may terminate the Existing Agreements for convenience with respect to such products, in which case, the Company would pay to Catalent a certain termination fee.

Immediately prior to the execution of the Letter Agreements, the Company had a $5.3 million prepaid asset related to upfront payments made to secure the Clean Room Suite. In connection with the Letter Agreements, the Company no longer has exclusive access to the Clean Room Suite at Catalent and, as a result, the Company recognized an expense of $5.3 million related to the elimination of the prepaid asset during the six months ended June 30, 2023.

The Company classified the $11.3 million of expenses, which comprises of $6.0 million in aggregate payments due to Catalent and the $5.3 million elimination of the prepaid asset, as general and administrative expense within the statement of operations for the six months ended June 30, 2023, as both amounts do not directly relate to the future advancement of the Company’s research and development programs.

As of June 30, 2023, the Company made payments of $1.0 million under the Letter Agreements. The remaining $5.0 million of aggregate payments due to Catalent under the Letter Agreements are included in accrued expenses and other current liabilities.

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

The total number of shares authorized under the Incentive Plan as of June 30, 2023 was 13,101,661. Additionally, any awards previously issued under the 2018 Plan which are forfeited become available for issuance under the Incentive Plan. As of June 30, 2023, 4,594,027 shares were available for future grants under the Incentive Plan. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Incentive Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021 and continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. As a result, the number of shares reserved for issuance under the Incentive Plan increased by 2,730,735 and 2,712,249 shares in January 2023 and 2022, respectively.

The Incentive Plan provides for the granting of common stock, incentive stock options, nonqualified stock options, restricted stock awards, and/or stock appreciation rights to employees, directors, and other persons, as determined by the

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

Company’s board of directors. The Company’s stock options awarded to date under the Incentive Plan vest based on a requisite service period, generally over four-year periods, and have a term of ten years.

The Inducement Plan was approved by the Company’s board of directors in July 2021 and subsequently amended in February 2022 and February 2023. The total number of shares authorized under the Inducement Plan as of June 30, 2023 was 2,500,000. Of this amount, 798,967 shares were available for future grants as of June 30, 2023. The Inducement Plan provides for the granting of nonqualified stock options and restricted stock awards to employees hired by the Company, as determined by the Company’s board of directors. The Company’s stock options awarded to date under the Inducement Plan vest based on requisite service period and have a term of ten years. The Company’s restricted stock units awarded to date under the Inducement Plan vest based on requisite service period and have a term based on each award agreement.

The Company measures share-based awards at their grant date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded share-based compensation expense in the following expense categories in its accompanying statements of operations for the period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development	$1,731	$2,964	$3,359	$5,960
General and administrative	2,012	3,314	3,168	6,655
	$3,743	$6,278	$6,527	$12,615

The following table summarizes stock option activity for the six months ended June 30, 2023:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2023	11,411,390	$9.01	7.1
Granted	3,198,482	1.08
Exercised	—	—
Forfeited	(1,057,864)	12.98
Outstanding at June 30, 2023	13,552,008	$6.82	7.2
Vested and exercisable at June 30, 2023	6,610,593	$10.11	5.1
Vested or expected to vest at June 30, 2023	13,552,008	$6.82	7.2

The weighted average grant date fair value of options granted was $0.83 and $2.59 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the total unrecognized compensation expense related to unvested stock option awards was $19.0 million, which the Company expects to recognize over a weighted average period of 2.0 years.

The 2018 Plan and the Incentive Plan provide certain holders of stock options an election to early exercise prior to vesting. The Company has the right to repurchase early exercised options without transferring any appreciation in the value of the underlying shares to the employee if the employee terminates employment before the end of the original vesting period. The repurchase price is the lesser of the original exercise price or the then fair value of the Company’s common stock. As of June 30, 2023, 30,466 options to purchase common stock are unvested, but exercisable, under early exercise provisions.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Six Months Ended June 30,
	2023		2022
Expected volatility	92.5%		92.4%
Risk‑free interest rate	3.6%		2.6%
Expected term	6.0	years	5.8	years
Expected dividend yield	—		—

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

The following table summarizes activity related to RSU awards during the six months ended June 30, 2023:

		Weighted average
	Number of shares	grant date fair value
Unvested balance at January 1, 2022	1,229,166	$2.98
Granted	—	$—
Vested	(30,750)	15.08
Forfeited	(38,500)	$2.40
Unvested balance at June 30, 2023	1,159,916	$2.72

As of June 30, 2023, the total unrecognized expense related to all RSUs was $1.9 million, which the Company expects to recognize over a weighted average period of 1.3 years.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan, or the ESPP, became effective on February 28, 2020. The ESPP authorizes the issuance of up to 1,981,766 shares of the Company’s common stock. Of this amount, 1,565,821 were available for future grants as of June 30, 2023. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years, in an amount equal to one percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. As a result, on January 1, 2023, the number of shares reserved for issuance under the ESPP increased by 546,147 shares, resulting in a total of 1,981,766 shares authorized for issuance.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

In accordance with the guidance in ASC 718-50, Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock at 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $0 and $0.1 million during the three months ended June 30, 2023 and 2022, respectively, and $0 and $0.2 million during the six months ended June 30, 2023 and 2022, respectively, related to the ESPP.

11. Subsequent Events

On July 19, 2023, the Company announced a 26 percent reduction to its workforce, which will result in severance related expenses within the three months ended September 30, 2023.

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

† Program includes ongoing natural history study of infantile and juvenile GM1 gangliosidosis patients

PBGM01 for the Treatment of GM1

We are currently developing PBGM01, which utilizes a proprietary, next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional GLB1 gene encoding β-galactosidase, or β-gal, for infantile GM1. Infantile GM1 is the most common and severe form of GM1, in which patients have mutations in the GLB1 gene that produce little or no residual β-gal enzyme activity. β-gal is an enzyme that catalyzes the first step in the natural degradation of GM1 ganglioside as well as other glycan substrates. Reduced β-gal activity results in the accumulation of toxic levels of GM1 ganglioside in neurons throughout the brain, causing rapidly progressive neurodegeneration, with a life expectancy of less than two years in the most severe form of the disease, early infantile GM1. Currently, there are no disease-modifying therapies approved for the treatment of GM1. Early infantile GM1 is characterized by onset in the first six months of life, while late infantile GM1 is characterized by onset between 6 and 24 months. We believe PBGM01 could provide patients with significantly improved outcomes. In preclinical studies we observed meaningful transgene expression in both the CNS and in peripheral organs affected in GM1. We are conducting a clinical trial using an ICM method of administration, which involves an injection at the craniocervical junction.

We have an active Investigational New Drug application, or IND, from the U.S. Food and Drug Administration, or FDA, and approved clinical trial authorizations, or CTAs, in multiple countries for PBGM01, and we are actively proceeding with our Imagine-1 Trial, an international, multi-center, open-label, single-arm, Phase 1/2 clinical trial of PBGM01 in patients with a diagnosis of early and late infantile GM1.

Part 1 of the Imagine-1 Trial is a dose ranging phase of the study exploring different doses of PBGM01 across early infantile and late infantile GM1. To date, we have completed dosing of the initial four cohorts. This includes a total of eight patients, as follows: Cohort 1 for late infantile GM1 treated with the low dose of PBGM01, or dose 1, Cohort 2 for late infantile GM1 treated with the former high dose of PBGM01, or dose 2, Cohort 3 for early infantile GM1 treated with dose 1, and Cohort 4 for early infantile GM1 treated with dose 2.

To date, we have reported interim safety and biomarker data for the initial four cohorts of our Imagine-1 trial. The safety data showed that PBGM01 was well tolerated with no serious adverse events related to study treatment and no evidence of dorsal root ganglion toxicity or complications related to the ICM injection. At dose 2, PBGM01 has shown the ability to achieve healthy control levels of β-gal activity and GM1 gangliosides in the cerebral spinal fluid, or CSF, and maintain these effects up to 12 months.

A key objective of the initial phase of the Imagine-1 trial is to determine the optimal dose for the confirmatory phase of the study. Based on the favorable safety profile of PBGM01 observed to date, the observed dose-response in key biomarkers, such as CSF β-gal activity and GM1 ganglioside levels, and that our preclinical studies showed no safety signals at doses higher than currently being evaluated in the ongoing clinical trial, we have amended the protocol for Imagine-1 study to treat patients at a new higher dose of PBGM01, or dose 3. The Imagine-1 clinical trial protocol amendment will treat six patients at dose 3, which is two times higher than dose 2, with three late infantile GM1 gangliosidosis patients in Cohort 5 and three early infantile GM1 gangliosidosis patients in Cohort 6. In July 2023, we dosed the first patient at dose 3. Results from all 3 doses will inform dose selection for the confirmatory cohorts of the trial.

We expect to report initial safety and biomarker data from patients at dose 3 by mid-2024.

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

PBFT02 for the Treatment of FTD-GRN

We are currently developing PBFT02, which utilizes an AAV1 capsid to deliver a functional copy of the granulin gene, or GRN, encoding for human progranulin, or PGRN, for the treatment of FTD caused by progranulin deficiency, or FTD-GRN. FTD-GRN is an inheritable form of FTD in which patients have mutations in the GRN gene, causing a deficiency in PGRN. PGRN is a complex and highly conserved protein thought to have multiple roles in cell homeostasis, neurodevelopment, and inflammation. Emerging evidence suggests that PGRN deficiency in FTD and other neurodegenerative disorders may contribute to lysosomal dysfunction. Currently, there are no disease-modifying therapies approved for the treatment of FTD-GRN. Based on findings in preclinical studies, we believe that PBFT02 may provide FTD-GRN patients with significantly improved outcomes. We selected the AAV1 capsid and ICM administration for PBFT02 because this approach led to extensive and robust expression of human PGRN throughout the brain and spinal cord of non-human primates, or NHPs, and due to the higher PGRN levels in CSF using AAV1 as compared with other serotypes tested. ICM administration of AAV1 to NHPs resulted in supraphysiologic CSF levels of human PGRN compared to levels in healthy human subjects’ CSF, and in excess of levels achieved in NHPs with AAVhu68 or AAV5. In a preclinical mouse model model of FTD, higher levels of CSF PGRN were associated with incremental improvements in some measures of downstream pathology.

We have an active IND from the FDA and approved CTAs in multiple countries for PBFT02, which allows us to proceed with our upliFT-D Trial, an international, multi-center, open-label, single-arm Phase 1/2 clinical trial of PBFT02 in patients with a diagnosis of early symptomatic FTD-GRN.

In August 2022, we dosed the first patient in our upliFT-D trial.

We expect to report initial safety and biomarker data from patients in Cohort 1 in the fourth quarter of 2023.

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

We also have an exploratory research program with GTP for larger non-monogenic indications, currently focused on temporal lobe epilepsy, or TLE, which can be expanded to other large CNS diseases upon mutual agreement with GTP.

Business Overview

We were incorporated in July 2017 under the laws of the State of Delaware. Since inception, our operations have consisted primarily of conducting preclinical studies, developing licensed technology, conducting clinical trials, and manufacturing clinical supply to support clinical trials. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. Historically, we have funded our operations through the sale of convertible preferred stock and public offerings of common stock. Our net losses were $23.9 million and $39.5 million for the three months ended June 30, 2023 and 2022, respectively, and $58.2 million and $82.4 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $550.6 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

In July 2023, we announced an organizational redesign intended to better align our resources with our previously announced focused research and development strategy and further extend our cash runway. We will decrease operating expenses through ongoing cash management initiatives and by reducing our workforce by approximately 26 percent, primarily in our CMC group.

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $151.5 million. We expect our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025.

Financial Operations Overview

License Agreement

University of Pennsylvania

We have a research, collaboration and licensing agreement, as amended, or the Penn Agreement, with Penn, for research and development collaborations and exclusive license rights to patents for certain products and technologies. Under the Penn Agreement, we have the obligation to fund certain research relating to the preclinical development of selected products in research programs as well as exploratory research programs in non-rare and/or non-monogenic, or large, CNS indications. We also fund discovery research conducted by Penn through August 2026 and will receive exclusive rights, subject to certain limitations, to technologies resulting from the discovery program for products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation improvements. Our discovery research funding commitment is $5.0 million a year for five years, with quarterly payments of $1.3 million through June 2026. Under the Penn Agreement we have eight remaining options available to us to commence additional licensed programs for CNS indications until August 2026. If we were to exercise any of these remaining options, we would owe Penn a non-refundable aggregate fee of $1.0 million, with $0.5 million per product indication paid immediately and another $0.5 million fee owed upon a further developmental milestone.

The Penn Agreement requires that we make payments of up to (i) $16.5 million per product candidate for rare, monogenic disorders in aggregate and (ii) $39.0 million per product candidate in the aggregate arising from the exploratory program for large CNS indications. Each payment will be due upon the achievement of specific development milestone events by such licensed product for a first indication, reduced development milestone payments for the second and third indications and no development milestone payments for subsequent indications. In addition, on a product-by-product basis, we are obligated to make up to $55.0 million in sales milestone payments on each licensed product based on annual sales of the licensed product in excess of defined thresholds.

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

The Penn Agreement includes an exploratory research collaboration to identify targets and early product candidates in large CNS indications. The exploratory research program is focused on discovering targets and novel gene therapy candidates for certain large CNS diseases and that can be expanded to other large CNS diseases upon mutual agreement. The initial term of the exploratory research program is 3 years, or until August 2024, which term can be extended by mutual agreement. Under the exploratory research program, we will have the right to further develop and commercialize any gene therapy product candidates specific for those selected targets (and any future large CNS indications that are mutually agreed upon) that arise from the exploratory research programs on substantially the same terms of the current Penn Agreement.

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

Immediately prior to the execution of the Letter Agreements, we had a $5.3 million prepaid asset related to upfront payments made to secure the Clean Room Suite. In connection with the Letter Agreements, we no longer have exclusive access to the Clean Room Suite at Catalent and, as a result, we recognized an expense of $5.3 million related to the elimination of the prepaid asset during the six months ended June 30, 2023.

We classified the $11.3 million of expenses, which comprises of $6.0 million in aggregate payments due to Catalent and the $5.3 million elimination of the prepaid asset, as general and administrative expense within the statement of operations for the six months ended June 30, 2023, as both amounts do not directly relate to the future advancement of our research and development programs.

As of June 30, 2023, we made payments of $1.0 million under the Letter Agreements. The remaining $5.0 million of aggregate payments due to Catalent under the Letter Agreements are included in accrued expenses and other current liabilities.

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

Other income (expense), net

Other income (expense), net consists of interest earned on our cash equivalents and marketable securities, offset by amortization of premium and discount on our marketable securities. Additionally, in the six months ended June 30, 2023, we recognized other income related to the sale of certain tax credits.

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The following table sets forth our results of operations for the three months ended June 30, 2023 and 2022:

	Three months ended
	June 30,
(in thousands)	2023	2022	Change
Operating expenses:
Research and development	$17,324	$26,821	$(9,497)
Acquired in‑process research and development	—	—	—
General and administrative	8,064	12,991	(4,927)
Loss from operations	(25,388)	(39,812)	14,424
Other income (expense), net	1,532	270	1,262
Net loss	$(23,856)	$(39,542)	$15,686

Research and Development Expenses

Research and development expenses decreased by $9.5 million to $17.3 million for the three months ended June 30, 2023 from $26.8 million for the three months ended June 30, 2022. The decrease was primarily due to a decrease of $5.5 million in clinical manufacturing expenses, which were higher in 2022 to support clinical trial start up across the portfolio, and decreases of $0.9 million and $1.3 million in wages and benefits and share-based compensation expense, respectively, related to reductions in headcount. In addition, we had decreases of $1.0 million for clinical operations, $0.8 million in professional services and consulting, and $0.1 million related to a reduction in Penn expenses. Expenses associated with the Penn Agreement will continue to vary from quarter to quarter based on our selection and prioritization of preclinical product candidates, the status of our preclinical pipeline and timing of preclinical work performed. These amounts were partially offset by an increase of $0.1 million in facilities and other expenses.

We track outsourced development, outsourced personnel expenses and other external research and development costs of specific programs. We do not track our internal research and development expenses on a program by program basis. Research and development expenses are summarized by program in the table below:

	Three months ended
	June 30,
(in thousands)	2023	2022
Program Specific Expenses
PBGM01 (GM1)	$2,964	$3,449
PBFT02 (FTD‑GRN)	1,512	3,814
PBKR03 (Krabbe)	538	3,320
PBML04 (MLD)	166	1,913
Other Programs and Discovery	3,075	2,237
Unallocated Internal Expenses
Personnel-related (including share-based compensation)	6,135	8,366
Other	2,934	3,722
	$17,324	$26,821

General and Administrative Expenses

General and administrative expenses decreased by $4.9 million to $8.1 million for the three months ended June 30, 2023 from $13.0 million for the three months ended June 30, 2022. The decrease was primarily due to a decrease of $2.5 million and $1.3 million in wages and benefits and share-based compensation expense, respectively, related to reductions in headcount, and a $1.1 million decrease in our professional and consulting fees.

Other income (expense), net

Other income (expense), net was $1.5 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively. Other income (expense), net for the three months ended June 30, 2023 consisted of $1.5 million attributable to interest income earned on cash, cash equivalents and marketable securities.

Acquired In-Process Research and Development Expenses

During the three months ended June 30, 2023 and 2022, we did not make any payments for acquired in-process research and development.

Comparison of the six months ended June 30, 2023

The following table sets forth our results of operations for the six months ended June 30, 2023 and 2022:

	Six months ended
	June 30,
(in thousands)	2023	2022	Change
Operating expenses:
Research and development	$34,160	$53,034	$(18,874)
Acquired in‑process research and development	—	1,500	(1,500)
General and administrative	27,111	28,090	(979)
Loss from operations	(61,271)	(82,624)	21,353
Other income (expense), net	3,077	271	2,806
Net loss	$(58,194)	$(82,353)	$24,159

Research and Development Expenses

Research and development expenses decreased by $18.8 million to $34.2 million for the six months ended June 30, 2023 from $53.0 million for the six months ended June 30, 2022. The decrease was primarily due to a decrease of $14.6 million in clinical manufacturing expenses, which were higher in 2022 to support clinical trial start up across the portfolio, a decrease of $1.3 million for clinical operations, a decrease of $0.5 million in professional fees, and decreases of $3.3 million and $2.6 million in wages and benefits and share-based compensation expense, respectively, related to reductions in headcount. These amounts were partially offset by a $3.5 million increase in Penn expenses. Expenses associated with the Penn Agreement will continue to vary from quarter to quarter based on our selection and prioritization of preclinical product candidates, the status of our preclinical pipeline and timing of preclinical work performed.

We track outsourced development, outsourced personnel expenses and other external research and development costs of specific programs. We do not track our internal research and development expenses on a program by program basis. Research and development expenses are summarized by program in the table below:

	Six months ended
	June 30,
(in thousands)	2023	2022
Program Specific Expenses
PBGM01 (GM1)	$6,259	$4,658
PBFT02 (FTD‑GRN)	2,663	7,111
PBKR03 (Krabbe)	1,321	6,006
PBML04 (MLD)	501	5,668
Other Programs and Discovery	5,538	4,326
Unallocated Internal Expenses
Personnel-related (including share-based compensation)	12,289	18,210
Other	5,589	7,055
	$34,160	$53,034

General and Administrative Expenses

General and administrative expenses decreased by $1.0 million to $27.1 million for the six months ended June 30, 2023 from $28.1 million for the six months ended June 30, 2022. The decrease was primarily due to a decrease of $6.4 million and $3.4 million in wages and benefits and share-based compensation expense, respectively, related to reductions in headcount, and a $2.9 million decrease in our professional fees and other expenses. These amounts were partially offset by an increase of $11.3 million related to the non-recurring expenses related to the Letter Agreements and an increase in expenses of $0.4 million for facilities and other. Excluding the non-recurring expenses of $11.3 million related to the Letter Agreements, our general and administrative expenses decreased by $12.3 million.

Other income (expense), net

Other income (expense), net was $3.1 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively. Other income (expense), net for the six months ended June 30, 2023 consisted of $2.6 million attributable to interest income earned on cash, cash equivalents and marketable securities, and $0.5 million related to the sale of certain tax credits.

Acquired In-Process Research and Development Expenses

During the six months ended June 30, 2023, we did not make any payments for acquired in-process research and development. During the six months ended June 30, 2022, we made payments under the Penn Agreement for acquired in-process research and development of $1.5 million related to the achievement of a development milestone.

Liquidity and Capital Resources

Overview

As of June 30, 2023, we had $151.5 million in cash, cash equivalents and marketable securities and had an accumulated deficit of $550.6 million. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expense and capital expenditures into the fourth quarter of 2025.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six months ended
	June 30,
(in thousands)	2023	2022
Cash provided by (used in) operating activities	$(39,585)	$(70,794)
Cash provided by (used in) investing activities	35,186	33,315
Cash provided by (used in) financing activities	89	(357)
Net increase (decrease) in cash and cash equivalents	$(4,310)	$(37,836)

Net Cash Used in Operating Activities

During the six months ended June 30, 2023, we used $39.6 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $58.2 million, partially offset by a net decrease in our operating assets of $10.6 million and non-cash charges of $8.0 million related to share-based compensation, depreciation, amortization, and amortization of premium and discount, net. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Net Cash Provided by (Used) in Investing Activities

During the six months ended June 30, 2023, we purchased $73.5 million in marketable securities, and had sales and maturities of $108.8 million in marketable securities. Purchases of property and equipment were $0.1 million for the six months ended June 30, 2023.

During the six months ended June 30, 2022, we purchased $58.8 million in marketable securities, had sales and maturities of $95.3 million in marketable securities, had purchases of property and equipment of $1.6 million, and paid $1.5 million for technology licenses.

Net Cash Provided by (Used in) Financing Activities

During the six months ended June 30, 2023, we received $0.1 million in proceeds from the issuance of common stock under the ESPP.

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

As a result of the Letter Agreements, under both the Collaboration Agreement and the Manufacturing and Supply Agreement with Catalent, we no longer have an annual minimum commitment of $10.6 million per year owed to Catalent through November 2025. As of June 30, 2023, the Company made payments of $1.0 million under the Letter Agreements. In addition, the Company will make aggregate payments to Catalent of $5.0 million between July 1, 2023 and May 1, 2024.

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

Critical Accounting Policies and Estimates

During the six months ended June 30, 2023, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2022 Annual Report filed on Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since our inception in 2017. We incurred net losses of $58.2 million and $82.4 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $550.6 million. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs, acquiring the rights to our product candidates, and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We will require substantial future capital in order to complete planned and future preclinical and clinical development for our portfolio of product candidates and potentially commercialize these product candidates, if approved. If our product portfolio progresses into later stage clinical trials, or our current preclinical product candidates progress into the clinical trial stage, we expect our spending levels to significantly increase in connection with our continued clinical trial activities and production of our clinical product candidates supply. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our ability to raise additional funds also depends on general financial, economic and market conditions as well as other factors, including financial institutions that may experience insolvency or financial distress similar to that experienced by both Silicon Valley Bank and Signature Bank in March 2023, over which we may have no or limited control. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

Our operations have consumed significant amounts of cash since inception. As of June 30, 2023, our cash, cash equivalents and marketable securities were $151.5 million. We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

The term of the research funding portion of the Penn Agreement, under which we have the ability to acquire exclusive rights to additional gene therapy products for CNS indications, expires in August 2026. In addition, the discovery program, under which we have rights to new technologies for our product candidates is currently also set to expire in

August 2026. The term of the exploratory research program in large indications expires in August 2024. If we seek to extend or alter the terms of our collaboration, we will need to negotiate a new or amended agreement, which may not be available to us on equally favorable terms, if at all. Penn has also entered into collaborations with third parties, including certain of our competitors, addressing targets and disease indications outside the scope of our collaboration. As a result, Penn may have competing interests with respect to their priorities and resources. We may have disagreements with Penn with respect to the interpretation of the Penn Agreement, use of resources or otherwise that could cause our relationship with Penn to deteriorate. As a result, Penn may reduce their focus on, and resources allocated to, our programs, potentially delaying or terminating our ability to advance product candidates through preclinical studies. Additionally, if Dr. Wilson were to leave Penn or to otherwise no longer be meaningfully involved with us, our preclinical research and development capabilities may be substantially reduced.

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

We, Penn and our CROs will be required to comply with regulations, including cGCPs for conducting, monitoring, recording and reporting the results of preclinical and clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any drugs in clinical development. The FDA enforces cGCP regulations through periodic inspections of clinical trial sponsors, principal investigators, and trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials will comply with cGCPs. In addition, our clinical trials must be conducted with product candidates produced in accordance with the requirements in the current Good Manufacturing Practices, or cGMP regulations. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action.

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

For the treatment of FTD, there are no approved disease-modifying therapies. We consider our most direct competitors with respect to PBFT02 for the treatment of FTD-GRN to be Alector, Inc. (partnered with GlaxoSmithKline), which is enrolling a Phase 3 clinical trial with a humanized anti-human sortilin monoclonal antibody for FTD-GRN, and Prevail Therapeutics Inc. (now part of Eli Lilly & Co), which is conducting a Phase 1/2 clinical trial for a gene therapy treatment for FTD-GRN, and is expected to continue enrolling through 2023. Several other companies, including Orchard Therapeutics plc, Sinfonia Biotherapeutics, QurAlis and AviadoBio Therapeutics, are conducting preclinical research using gene therapy approaches to treat FTD-GRN patients. AviadoBio Ltd has reported the planned initiation of a phase 1/2 trial in 2023. Denali Therapeutics Inc. in partnership with Takeda Pharmaceutical Company Limited began recruitment of a Phase 1/2 clinical trial for their recombinant progranulin protein in addition to their oral EIF2a modulator already in a Phase 1 clinical trial. We are also aware of other therapeutic approaches in preclinical development that may target FTD-GRN patients.

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

Currently, most of our intellectual property protection consists of patent applications that we have in-licensed from Penn under the Penn Agreement. The in-licensed patent applications are directed to certain new AAV capsids, to recombinant AAV viruses, or rAAV, capable of delivering certain genes into human cells to treat monogenic disorders of the CNS, to methods of treating those monogenic diseases with rAAV, as well as to certain aspects of our manufacturing capabilities and related technologies. Our intellectual property further includes patent applications that we solely own that cover processes for manufacturing rAAV.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and future products and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and frequent litigation regarding patents and other intellectual property rights. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates, future products and technology. Our competitors or other third parties may assert infringement or misappropriation claims against us, alleging that our therapeutics, manufacturing methods, formulations or administration methods are covered by their patents. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing product candidates. For example, a third party previously sent us a letter claiming that the use of our AAVhu68 capsid infringes certain patent claims to which the third party has an exclusive license. While this matter has been resolved and we believe that we would have valid defenses to these and any other such claims; however, if any such claims were ultimately successful, we might require a license to continue to use and sell any product candidates using such AAV vector. Such licenses may not be available on commercially reasonable terms, or at all.

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

Further, the reductions in workforce announced in March 2022, November 2022 and July 2023 may also make retention of our current personnel both more important and more challenging. These workforce reductions resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. Given the complexity of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel.

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

Tax laws are being re-examined and evaluated globally, and tax authorities are increasingly scrutinizing the tax positions of companies. Changes in tax laws and regulations in federal, state, local, and foreign jurisdictions could have material adverse impacts on our business, cash flows, operating results, or financial condition, and could materially affect our tax obligations and effective tax rate. For example, the Tax Cuts and Jobs Act significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. This legislation, among other things, included changes to U.S. federal tax rates, imposed significant additional limitations on the deductibility of interest and the use of net operating losses generated in tax years beginning after December 31, 2017 and allowed for the expensing of capital expenditures. The Tax Cuts and Jobs Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury and the Internal Revenue Service, or IRS, any of which could lessen or increase certain adverse impacts of the legislation. In addition, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law in March 2020, and subsequently in December 2020, the Continued Assistance for Unemployed Workers Act of 2020, or CARES Act II, was signed into law. The CARES Act and CARES Act II modify certain of the changes made by the Tax Cuts and Jobs Act. Changes in corporate tax rates, the realization of net deferred tax assets, and the deductibility of expenses under the Tax Cuts and Jobs Act, as amended by the CARES Act and CARES Act II, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, operating results and financial condition. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, as amended by the CARES Act and CARES Act II, or any newly enacted federal tax legislation. Changes in tax laws or regulations in the various tax jurisdictions we are subject to that are applied adversely to us or our clients could increase the costs of our products and harm our business.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

●	results of preclinical studies or clinical trials of our product candidates or those of our competitors;
●	unanticipated or serious safety concerns related to the use of any of our product candidates;
●	adverse regulatory decisions, including failure to receive regulatory approval for any of our product candidates;
●	the success of competitive drugs or technologies;
●	regulatory or legal developments in the United States and other countries applicable to our product candidates;
●	the size and growth of our prospective patient populations;
●	developments concerning our collaborators, our external manufacturers or in-house manufacturing capabilities;
●	inability to obtain adequate product supply for any product candidate for preclinical studies, clinical trials or future commercial sale or inability to do so at acceptable prices;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or drugs;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts or publications of research reports about us or our industry;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the biotechnology sector;

●	our cash position or the announcement or expectation of additional financing efforts;
●	health pandemics could adversely impact our business, including our clinical trials and clinical trial operations;
●	general economic, industry and market conditions, including rising interest rates, market volatility, and inflation;
●	general economic uncertainty and capital markets disruptions, which has been substantially impacted by geopolitical instability due to the ongoing military conflict in Ukraine; and
●	other factors, including those described in this “Risk Factors” section, many of which are beyond our control.

Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of June 30, 2023, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned shares representing a substantial portion of our capital stock.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting within our Form 10-K. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be frequently evaluated. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Stock Market LLC, or Nasdaq.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets, and, in recent months, the global economy has been impacted by increasing interest rates and inflation. Likewise, the capital and credit markets may be adversely affected by the ongoing conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, and global sanctions imposed in response thereto. Moreover, there has been recent turmoil in the global banking system. For example, in March 2023, Sillicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. While we did not hold any cash directly at SVB or other banking institutions that have since failed, we regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit and there is no guarantee that the federal government would guarantee all depositors if such financial instutitions were to fail, as they did with SVB depositors, in the event of further bank closures and continued instability in the global banking system. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith

3.1	Restated Certificate of Incorporation, dated May 30, 2023				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension				X
Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

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

PASSAGE BIO, INC.

Date: August 7, 2023	By:	/s/ William Chou
William Chou
President and Chief Executive Officer

Date: August 7, 2023	By:	/s/ Kathleen Borthwick
Kathleen Borthwick
Interim Chief Financial Officer