Form 10-Q
period 2023-09-30
Passage BIO, Inc.
filed 2023-11-13
CIK 1787297

Y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, the registrant had 54,819,638 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Passage Bio, Inc.

Balance Sheets

	(Unaudited)
(in thousands, except share and per share data)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$33,579	$34,601
Marketable securities	99,201	155,009
Prepaid expenses and other current assets	1,282	926
Prepaid research and development	1,649	6,508
Total current assets	135,711	197,044
Property and equipment, net	16,067	22,515
Right of use assets - operating leases	17,045	19,723
Other assets	433	4,267
Total assets	$169,256	$243,549
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,749	$4,065
Accrued expenses and other current liabilities	13,713	11,011
Operating lease liabilities	3,349	3,275
Total current liabilities	19,811	18,351
Operating lease liabilities - noncurrent	23,169	23,832
Total liabilities	42,980	42,183

Commitments and contingencies (note 10)

Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized; 54,812,972 shares issued and outstanding at September 30, 2023 and 54,614,690 shares issued and outstanding at December 31, 2022	5	5
Additional paid‑in capital	704,173	694,733
Accumulated other comprehensive income (loss)	(192)	(966)
Accumulated deficit	(577,710)	(492,406)
Total stockholders’ equity	126,276	201,366
Total liabilities and stockholders’ equity	$169,256	$243,549

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Operating expenses:
Research and development	$15,098	$15,362	$49,258	$68,396
Acquired in‑process research and development	—	1,500	—	3,000
General and administrative	8,184	10,664	35,295	38,754
Impairment of long-lived assets	5,390	—	5,390	—
Loss from operations	(28,672)	(27,526)	(89,943)	(110,150)
Other income (expense), net	1,562	825	4,639	1,096
Net loss	$(27,110)	$(26,701)	$(85,304)	$(109,054)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.49)	$(0.49)	$(1.56)	$(2.01)
Weighted average common shares outstanding, basic and diluted	54,789,410	54,473,945	54,697,967	54,379,397
Comprehensive loss:
Net loss	$(27,110)	$(26,701)	$(85,304)	$(109,054)
Unrealized gain (loss) on marketable securities	148	110	774	(1,055)
Comprehensive loss	$(26,962)	$(26,591)	$(84,530)	$(110,109)

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Stockholders’ Equity

(Unaudited)

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at July 1, 2023	54,745,680	$5	$701,349	$(340)	$(550,600)	$150,414
Exercise of stock options and vesting of restricted stock units	67,292	—	—	—	—	—
Unrealized gain (loss) on marketable securities	—	—	—	148	—	148
Share‑based compensation expense	—	—	2,824	—	—	2,824
Net loss	—	—	—	—	(27,110)	(27,110)
Balance at September 30, 2023	54,812,972	$5	$704,173	$(192)	$(577,710)	$126,276

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2023	54,614,690	$5	$694,733	$(966)	$(492,406)	$201,366
Exercise of stock options and vesting of restricted stock units	98,042	—	—	—	—	—
Issuance of shares in connection with employee stock purchase plan	100,240	—	89	—	—	89
Unrealized gain (loss) on marketable securities	—	—	—	774	—	774
Share‑based compensation expense	—	—	9,351	—	—	9,351
Net loss	—	—	—	—	(85,304)	(85,304)
Balance at September 30, 2023	54,812,972	$5	$704,173	$(192)	$(577,710)	$126,276

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Stockholders’ Equity

(Unaudited)

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at July 1, 2022	54,463,235	$5	$688,253	$(1,578)	$(438,634)	$248,046
Exercise of stock options and vesting of restricted stock units	83,361	—	79	—	—	79
Unrealized gain (loss) on marketable securities	—	—	—	110	—	110
Share‑based compensation expense	—	—	2,862	—	—	2,862
Net loss	—	—	—	—	(26,701)	(26,701)
Balance at September 30, 2022	54,546,596	$5	$691,194	$(1,468)	$(465,335)	$224,396

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2022	54,244,996	$5	$675,346	$(413)	$(356,281)	$318,657
Exercise of stock options and vesting of restricted stock units	146,056	—	128	—	—	128
Issuance of shares in connection with employee stock purchase plan	155,544	—	243	—	—	243
Unrealized gain (loss) on marketable securities	—	—	—	(1,055)	—	(1,055)
Share‑based compensation expense	—	—	15,477	—	—	15,477
Net loss	—	—	—	—	(109,054)	(109,054)
Balance at September 30, 2022	54,546,596	$5	$691,194	$(1,468)	$(465,335)	$224,396

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2023	2022
Cash flows used in operating activities:
Net loss	$(85,304)	$(109,054)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Acquired in‑process research and development	—	3,000
Depreciation and amortization	2,914	2,733
Share‑based compensation	9,351	15,477
Amortization of premium and discount on marketable securities, net	(1,188)	1,206
Loss on disposal of property and equipment	463	—
Impairment of long-lived assets	5,390	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, and other assets	3,478	1,701
Prepaid research and development	4,859	310
Right of use assets and operating lease liabilities	(97)	478
Accounts payable	(1,316)	(4,979)
Accrued expenses and other current and noncurrent liabilities	2,702	(5,061)
Net cash provided by (used in) operating activities	(58,748)	(94,189)
Cash flows provided by (used in) investing activities:
Purchases of marketable securities	(101,640)	(116,304)
Sales or maturities of marketable securities	159,410	149,661
Purchases of technology licenses	—	(3,000)
Purchases of property and equipment	(133)	(1,800)
Net cash provided by (used in) investing activities	57,637	28,557
Cash flows provided by (used in) financing activities:
Proceeds from the exercise of stock options	—	128
Proceeds from the issuance of common stock under employee stock purchase plan	89	243
Payments for insurance premium financing	—	(1,136)
Net cash provided by (used in) financing activities	89	(765)
Net increase (decrease) in cash and cash equivalents	(1,022)	(66,397)
Cash and cash equivalents at beginning of period	34,601	128,965
Cash and cash equivalents at end of period	$33,579	$62,568
Supplemental disclosure of non‑cash investing and financing activities:
Unrealized gain (loss) on marketable securities	$774	$(1,055)
Property and equipment in accounts payable and accrued expenses and other current liabilities	$—	$45
Right of use assets recognized upon the adoption of Topic 842	$—	$(20,375)
Operating lease liabilities recognized upon the adoption of Topic 842	$—	$27,296

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

2. Risks and Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $577.7 million as of September 30, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.

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

Cash and cash equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of September 30, 2023 consisted of only money market funds and commercial paper. Cash consists of cash deposits at banking institutions.

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

When property is retired or otherwise disposed of, the costs and accumulated depreciation are removed from the respective accounts, with any resulting gain or loss recognized concurrently. In the three and nine months ended September 30, 2023, the Company recognized losses on disposals of property and equipment of $0 and $0.5 million, respectively, within research and development expenses, compared to none in both the three and nine months ended September 30, 2022.

The Company reviews long-lived assets, such as property and equipment, for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. During both the three and nine months ended September 30, 2023, the Company recognized impairment expenses for property and equipment of $3.2 million, compared to none in both the three and nine months ended September 30, 2022. These impairment expenses represent the proportional allocation of total impairments recognized for the asset groups subject to impairment testing in connection with the Company’s sublease agreements, as further described in Note 9.

Leasing

The Company evaluates leases at their inception to determine if they are an operating lease or a finance lease. As of September 30, 2023, the Company has classified all leases with terms greater than one year, as operating leases.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

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

The Company reviews long-lived assets, such as right of use assets, for impairment when events or changes indicate the carrying amount of the right of use assets may not be recoverable. In both the three and nine months ended September 30, 2023, the Company recognized impairment expenses for right of use assets of $2.2 million, compared to none in both the three and nine months ended September 30, 2022. These impairment expenses represent the proportional allocation of total impairments recognized for the asset groups subject to impairment testing in connection with the Company’s sublease agreements, as further described in Note 9.

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

Research and Development

Research and development costs are expensed as incurred and consist primarily of expenses incurred with Penn, contract research organizations, contract manufacturing organizations, internal analytical and testing activities, and employee-related expenses, including salaries, benefits, and share-based compensation. Management makes estimates of the Company’s external accrued research and development expenses, which primarily relates to contract research organizations and contract manufacturing organizations, as of each balance sheet date in the Company’s financial statements based on an estimate of progress to completion of specific tasks using facts and circumstances known to the Company at that time. The Company determines the estimates by reviewing contracts, vendor agreements, change orders, and through discussions with the Company’s internal clinical personnel and external service providers as to the progress to completion of services and the agreed-upon fee to be paid for such services. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual and related expenses accordingly.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares of common stock outstanding, as they would be anti-dilutive:

	Nine Months Ended September 30,
	2023	2022
Stock options	10,240,051	11,738,877
Unvested restricted stock units	1,146,499	409,500
Employee stock purchase plan	118,059	62,488
	11,504,609	12,210,865

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

4. Cash, Cash Equivalents and Marketable Securities

The following table provides details regarding the Company’s portfolio of cash and cash equivalents:

	Cost or
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2023:
Cash accounts in banking institutions	$5,234	$-	$-	$5,234
Money market funds	27,347	-	-	27,347
Commercial paper	998	-	-	998
Total	$33,579	$-	$-	$33,579

December 31, 2022:
Cash accounts in banking institutions	$7,532	$-	$-	$7,532
Money market funds	24,578	-	-	24,578
Commercial paper	2,491	-	-	2,491
Total	$34,601	$-	$-	$34,601

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following table provides details regarding the Company’s portfolio of marketable securities:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2023:
Certificates of deposit	$8,914	$2	$(4)	$8,912
Commercial paper	44,836	-	(18)	44,818
Corporate debt securities	20,064	1	(31)	20,034
U.S. government securities	17,589	-	(126)	17,463
U.S. government agency securities	7,990	-	(16)	7,974
Total	$99,393	$3	$(195)	$99,201

December 31, 2022:
Certificates of deposit	$28,197	$6	$(92)	$28,111
Commercial paper	58,572	12	(72)	58,512
Corporate debt securities	67,206	1	(786)	66,421
U.S. government securities	2,000	-	(35)	1,965
Total	$155,975	$19	$(985)	$155,009

The contractual maturities of the Company’s marketable securities as of September 30, 2023, are as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$92,072	$91,982
Due after one year through five years	7,321	7,219
Total	$99,393	$99,201

5. Fair Value of Financial Instruments and Non-Financial Instruments

Financial Instruments:

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

	Fair value measurement at
	reporting date using
	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
September 30, 2023:
Assets
Cash equivalents:
Money market funds	$27,347	$-	$-
Commercial paper	-	998	-
Total cash equivalents	27,347	998	-

Marketable securities:
Certificates of deposit	-	8,912	-
Commercial paper	-	44,818	-
Corporate debt securities	-	20,034	-
U.S. government securities	-	17,463	-
U.S. government agency securities	-	7,974	-
Total marketable securities	-	99,201	-
Total financial assets	$27,347	$100,199	$-

December 31, 2022:
Assets
Cash equivalents:
Money market funds	$24,578	$-	$-
Commercial paper	-	2,491	-
Total cash equivalents	24,578	2,491	-

Marketable securities:
Certificates of deposit	-	28,111	-
Commercial paper	-	58,512	-
Corporate debt securities	-	66,421	-
U.S. government securities	-	1,965	-
Total marketable securities	-	155,009	-
Total financial assets	$24,578	$157,500	$-

Non-Financial Instruments:

Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest. Significant increases or decreases in actual cash flows may result in valuation changes.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following non-financial instruments were measured at fair value, on a nonrecurring basis, during the period ended September 30, 2023. The significant assumptions utilized, which relate to future net cash flows, are further described in Note 9:

(in thousands)	Level 1	Level 2	Level 3	Impairment Losses
Property and equipment, net	$-	$-	$1,367	$3,205
Right of use assets	-	-	933	2,185
Total	$-	$-	$2,300	$5,390

6. Property and Equipment, net

Property and equipment, net, consist of the following:

(in thousands)	September 30, 2023	December 31, 2022
Laboratory equipment	$10,042	$9,972
Office equipment	472	601
Computer hardware and software	1,077	1,090
Furniture and fixtures	419	1,208
Leasehold improvements	9,842	13,506
Construction in progress	643	1,291
Total property and equipment	22,495	27,668
Accumulated depreciation and amortization	(6,428)	(5,153)
	$16,067	$22,515

Depreciation expense was $1.0 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively.

Depreciation expense was $2.9 million and $2.7 million for the nine months ended September 30, 2023 and 2022, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Professional fees	$418	$602
Compensation and related benefits	6,232	8,446
Research and development	3,063	1,878
Property and equipment	—	85
Amount due to Catalent in connection with Letter Agreements	4,000	—
	$13,713	$11,011

8. Severance

In July 2023, the Company announced a workforce reduction to reduce operating expenses and to extend its cash runway. In connection with the announcement, the Company reduced headcount by approximately 26%.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

In accordance with ASC 420, Exit and Disposal Activities, the Company recorded severance and termination-related costs of $1.0 million in general and administrative expenses and $1.4 million in research and development expenses for both the three and nine months ended September 30, 2023.

During the three months ended September 30, 2022, the Company recorded no severance and termination-related costs in general and administrative expenses or in research and development expenses. During the nine months ended September 30, 2022, the Company recorded severance and termination-related costs of $1.8 million in general and administrative expenses and $0.9 million in research and development expenses.

As of September 30, 2023, $0.4 million of severance and termination-related costs were unpaid and recognized in the balance sheet within accrued expenses and other current liabilities.

9. Leases

2005 Market Street Lease Agreement

The Company is party to a lease agreement for office space, or the 2005 Market Street Lease Agreement, in Philadelphia, Pennsylvania. Under the 2005 Market Street Lease Agreement, the Company leased approximately 37,000 square feet. The 2005 Market Street Lease Agreement commenced in February 2021 and is expected to expire in December 2031. The Company has an option to extend the term of the 2005 Market Street Lease Agreement by two additional terms of five years each. The Company has an option to early terminate the 2005 Market Street Lease Agreement as of April 2029, given notice is provided to the landlord no less than fifteen months prior to April 2029. The optional extension and termination terms were not recognized as part of the Company's measurement of the right of use, or ROU, asset and operating lease liability as of September 30, 2023.

Sublease Agreement A

On August 7, 2023, the Company entered into a sublease agreement with a counterparty, or Sublessee A, to sublease approximately 8,000 square feet of the 2005 Market Street Lease Agreement, or Sublease Agreement A. This sublease term began on November 1, 2023, and continues through March 31, 2029. In the event the Company does not elect its early termination option under the 2005 Market Street Lease, Sublessee A has an option to extend the sublease agreement through November 30, 2031. The base sublease rent is $12,426 per month and increases by 2.75% annually through the expiration of the agreement. Additionally, Sublessee A is required to pay the portion of the common area maintenance expenses, operating expenses and use and occupancy taxes which the Company is required to pay under the 2005 Market Street Lease Agreement.

Pursuant to ASC 842, the Company concluded the sublease is a separate lease, as the Company was not relieved of the primary obligation under the 2005 Market Street Lease Agreement. The Company continues to account for the 2005 Market Street Lease Agreement as a lessee and in the same manner as prior to the execution of Sublease Agreement A. The Company accounted for Sublease Agreement A as the lessor, and concluded the lease qualified as an operating lease, as it did not meet the criteria of a sales-type or direct financing lease.

As a result of Sublease Agreement A, the Company determined an impairment indicator was present. The Company compared the estimated undiscounted cash flows to the carrying value of the asset group, which includes right of use assets, leasehold improvements, and other property and equipment allocable to Sublease Agreement A. The Company concluded the carrying value of the asset group was not recoverable as it exceeded the estimated undiscounted cash flows. The Company calculated the amount of impairment using a discounted cash flow model to calculate the fair value of the asset group which incorporated the net identifiable cash flows for the term of Sublease Agreement A, including an estimate for cash flows in the residual period, and an estimated borrowing rate of a market participant subtenant.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

Sublease Agreement B

On September 29, 2023, the Company entered into a sublease agreement with a counterparty, or Sublessee B, to sublease approximately 29,000 square feet of the 2005 Market Street Lease Agreement, or Sublease Agreement B. This sublease term begins on March 1, 2024, and continues through August 2026. Sublessee B has an option to extend the term of the sublease agreement through March 31, 2029. The base sublease rent is $75,000 per month for the entire term of the sublease. Additionally, Sublease B is required to pay applicable use and occupancy taxes but is not obligated to make payments for operating expenses and common area maintenance expenses which the Company is required to pay under the 2005 Market Street Lease Agreement.

Pursuant to ASC 842, the Company concluded the sublease is a separate lease, as the Company was not relieved of the primary obligation under the 2005 Market Street Lease Agreement. The Company continues to account for the 2005 Market Street Lease Agreement as a lessee and in the same manner as prior to the execution of the Sublease Agreement B. The Company accounted for Sublease Agreement B as the lessor, and concluded the lease qualified as an operating lease, as it did not meet the criteria of a sales-type or direct financing lease.

As a result of Sublease Agreement B, the Company determined an impairment indicator was present. The Company compared the estimated undiscounted cash flows to the carrying value of the asset group, which includes right of use assets, leasehold improvements, and other property and equipment allocable to Sublease Agreement B. The Company concluded the carrying value of the asset group was not recoverable as it exceeded the estimated undiscounted cash flows. The Company calculated the amount of impairment using a discounted cash flow model to calculate the fair value of the asset group which incorporated the net identifiable cash flows for the term of Sublease Agreement B, including an estimate for cash flows in the residual period, and an estimated borrowing rate of a market participant subtenant.

Based on the analyses for Sublease Agreement A and Sublease Agreement B, the Company recognized impairment expense of $5.4 million, including $2.2 million for the right of use assets and $3.2 million for the property and equipment during the three and nine months ended September 30, 2023.

Laboratory Lease Agreement

The Company is also party to a lease agreement for laboratory space, or the Laboratory Lease Agreement, in Hopewell, New Jersey. The laboratory is focused on state-of-the-art analytical capabilities, assay development and validation, and clinical product testing to support both viral vector manufacturing and clinical development. The Laboratory Lease Agreement commenced in March 2021 and is expected to expire in February 2036. The Company has an option to extend the term of the Laboratory Lease Agreement by up to two five-year terms. This option to extend was not recognized as part of the Company's measurement of the ROU asset and operating lease liability as of September 30, 2023.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following table summarizes future minimum lease payments for the Company’s lessee operating leases, which comprises of the 2005 Market Street Lease Agreement and the Laboratory Lease Agreement. The below table does not include expected cash inflows related to Sublease Agreement A and Sublease Agreement B, as the Company was not relieved of its primarily obligation under the 2005 Market Street Lease Agreement:

(in thousands)
2023	$868
2024	3,553
2025	3,654
2026	3,757
2027	3,863
Thereafter	29,679
Total undiscounted lease payments	45,374
Less: imputed interest	(18,856)
Total lease liabilities	$26,518

Operating lease expense was $0.8 million for both the three months ended September 30, 2023 and 2022.

Operating lease expense was $2.5 million for both the nine months ended September 30, 2023 and 2022.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

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

During the three months ended September 30, 2023, the Company did not make any payments for acquired in-process research and development. During the three months ended September 30, 2022, the Company made payments under the Penn Agreement for acquired in-process research and development of $1.5 million related to the achievement of a development milestone.

During the nine months ended September 30, 2023, the Company did not make any payments for acquired in-process research and development. During the nine months ended September 30, 2022, the Company made payments under the Penn Agreement for acquired in-process research and development of $3.0 million related to the achievement of a development milestone.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

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

Immediately prior to the execution of the Letter Agreements, the Company had a $5.3 million prepaid asset related to upfront payments made to secure the Clean Room Suite. In connection with the Letter Agreements, the Company no longer has exclusive access to the Clean Room Suite at Catalent and, as a result, the Company recognized an expense of $5.3 million related to the elimination of the prepaid asset during the nine months ended September 30, 2023.

The Company classified the $11.3 million of expenses, which comprises of $6.0 million in aggregate payments due to Catalent and the $5.3 million elimination of the prepaid asset, as general and administrative expense within the statement of operations for the nine months ended September 30, 2023, as both amounts do not directly relate to the future advancement of the Company’s research and development programs.

As of September 30, 2023, the Company made payments of $2.0 million under the Letter Agreements. The remaining $4.0 million of aggregate payments due to Catalent under the Letter Agreements are included in accrued expenses and other current liabilities.

Employment Agreements

The Company has entered into employment agreements with key personnel providing for compensation and, in certain circumstances, severance and acceleration of vesting in stock-based compensation awards, as described in the respective employment agreements.

11. Share-Based Compensation

Equity Incentive Plan

The Company has three equity incentive plans: the 2018 Equity Incentive Plan, as amended, or the 2018 Plan, the 2020 Equity Incentive Plan, or the Incentive Plan, and the 2021 Equity Inducement Plan, as amended, or the Inducement Plan. New awards can only be granted under the Incentive Plan and the Inducement Plan.

The total number of shares authorized under the Incentive Plan as of September 30, 2023 was 13,101,661. Additionally, any awards previously issued under the 2018 Plan which are forfeited become available for issuance under the Incentive Plan. As of September 30, 2023, 7,644,421 shares were available for future grants under the Incentive Plan. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Incentive Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021 and continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

determine a lesser number of shares shall be added for such year. As a result, the number of shares reserved for issuance under the Incentive Plan increased by 2,730,735 and 2,712,249 shares in January 2023 and 2022, respectively.

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

The Inducement Plan was approved by the Company’s board of directors in July 2021 and subsequently amended in February 2022 and February 2023. The total number of shares authorized under the Inducement Plan as of September 30, 2023 was 2,500,000. Of this amount, 1,006,655 shares were available for future grants as of September 30, 2023. The Inducement Plan provides for the granting of nonqualified stock options and restricted stock awards to employees hired by the Company, as determined by the Company’s board of directors. The Company’s stock options awarded to date under the Inducement Plan vest based on requisite service period and have a term of ten years. The Company’s restricted stock units awarded to date under the Inducement Plan vest based on requisite service period and have a term based on each award agreement.

The Company measures share-based awards at their grant date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded share-based compensation expense in the following expense categories in its accompanying statements of operations for the period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$1,429	$568	$4,788	$6,528
General and administrative	1,395	2,294	4,563	8,949
	$2,824	$2,862	$9,351	$15,477

The following table summarizes stock option activity for the nine months ended September 30, 2023:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2023	11,411,390	$9.01	7.1
Granted	3,348,982	1.06
Exercised	—	—
Forfeited	(2,256,315)	8.58
Expired	(2,264,006)	12.50
Outstanding at September 30, 2023	10,240,051	$5.73	8.2
Vested and exercisable at September 30, 2023	4,935,214	$8.43	7.4
Vested or expected to vest at September 30, 2023	10,240,051	$5.73	8.2

The weighted average grant date fair value of options granted was $0.82 and $2.52 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the total unrecognized compensation expense related to unvested stock option awards was $12.4 million, which the Company expects to recognize over a weighted average period of 1.9 years.

The 2018 Plan and the Incentive Plan provide certain holders of stock options an election to early exercise prior to vesting. The Company has the right to repurchase early exercised options without transferring any appreciation in the value of the underlying shares to the employee if the employee terminates employment before the end of the original vesting period. The repurchase price is the lesser of the original exercise price or the then fair value of the Company’s

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

common stock. As of September 30, 2023, 3,426 options to purchase common stock are unvested, but exercisable, under early exercise provisions.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Nine Months Ended September 30,
	2023		2022
Expected volatility	92.6%		92.3%
Risk‑free interest rate	3.6%		2.6%
Expected term	6.0	years	5.8	years
Expected dividend yield	—		—

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

The following table summarizes activity related to RSU awards during the nine months ended September 30, 2023:

		Weighted average
	Number of shares	grant date fair value
Unvested balance at January 1, 2022	1,229,166	$2.98
Granted	195,000	$1.01
Vested	(98,042)	5.82
Forfeited	(179,625)	$2.13
Unvested balance at September 30, 2023	1,146,499	$2.58

As of September 30, 2023, the total unrecognized expense related to all RSUs was $1.5 million, which the Company expects to recognize over a weighted average period of 1.1 years.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan, or the ESPP, became effective on February 28, 2020. The ESPP authorizes the issuance of up to 1,981,766 shares of the Company’s common stock. Of this amount, 1,565,821 were available for future grants as of September 30, 2023. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years, in an amount equal to one percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. As a result, on January 1, 2023, the number of shares reserved for issuance under the ESPP increased by 546,147 shares, resulting in a total of 1,981,766 shares authorized for issuance.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

15% of their eligible compensation. Under the ESPP, a participant may not accrue rights to purchase more than $25,000 worth of the Company’s common stock for each calendar year in which such right is outstanding or purchase more than 4,000 shares of the Company’s common stock in any single offering period.

In accordance with the guidance in ASC 718-50, Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock at 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black-Scholes option-pricing model and is recognized over the withholding period. The Company did not recognize any share-based compensation expense during both the three months ended September 30, 2023 and 2022. The Company recognized expense related to the ESPP of $0 and $0.2 million during the nine months ended September 30, 2023 and 2022, respectively.

12. Subsequent Events

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

A key objective of the initial phase of the Imagine-1 trial is to determine the optimal dose for the confirmatory phase of the study. Based on the favorable safety profile of PBGM01 observed to date, the observed dose-response in key biomarkers, such as CSF β-gal activity and GM1 ganglioside levels, and that our preclinical studies showed no safety signals at doses higher than currently being evaluated in the ongoing clinical trial, we amended the protocol for Imagine-1 study to treat patients at a new higher dose of PBGM01, or dose 3. The Imagine-1 clinical trial protocol amendment will treat six patients at dose 3, which is two times higher than dose 2, with three late infantile GM1 gangliosidosis patients in Cohort 5 and three early infantile GM1 gangliosidosis patients in Cohort 6. In July 2023, we dosed the first patient at dose 3. Results from all 3 doses will inform dose selection for the confirmatory cohorts of the trial.

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

PBFT02 for the Treatment of FTD-GRN

We are currently developing PBFT02, which utilizes an AAV1 capsid to deliver a functional copy of the granulin gene, or GRN, encoding for human progranulin, or PGRN, for the treatment of FTD caused by progranulin deficiency, or FTD-GRN. FTD-GRN is an inheritable form of FTD in which patients have mutations in the GRN gene, causing a deficiency in PGRN. PGRN is a complex and highly conserved protein thought to have multiple roles in cell homeostasis, neurodevelopment, and inflammation. Emerging evidence suggests that PGRN deficiency in FTD and other neurodegenerative disorders may contribute to lysosomal dysfunction. Currently, there are no disease-modifying therapies approved for the treatment of FTD-GRN. Based on findings in preclinical studies, we believe that PBFT02 may provide FTD-GRN patients with significantly improved outcomes. We selected the AAV1 capsid and ICM administration for PBFT02 because this approach led to extensive and robust expression of human PGRN throughout the brain and spinal cord of non-human primates, or NHPs, and due to the higher PGRN levels in CSF using AAV1 as compared with other serotypes tested. ICM administration of AAV1 to NHPs resulted in supraphysiologic CSF levels of human PGRN compared to levels in healthy human subjects’ CSF, and in excess of levels achieved in NHPs with AAVhu68 or AAV5. In a preclinical mouse model of FTD, higher levels of CSF PGRN were associated with incremental improvements in some measures of downstream pathology.

We have an active IND from the FDA and approved CTAs in multiple countries for PBFT02, which allows us to proceed with our upliFT-D Trial, an international, multi-center, open-label, single-arm Phase 1/2 clinical trial of PBFT02 in patients with a diagnosis of early symptomatic FTD-GRN.

In August 2022, we dosed the first patient in our upliFT-D trial.

We expect to report initial safety and biomarker data from three patients in Cohort 1 in the fourth quarter of 2023.

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

Business Overview

We were incorporated in July 2017 under the laws of the State of Delaware. Since inception, our operations have consisted primarily of conducting preclinical studies, developing licensed technology, conducting clinical trials, and manufacturing clinical supply to support clinical trials. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. Historically, we have funded our operations through the sale of convertible preferred stock and public offerings of common stock. Our net losses were $27.1 million and $26.7 million for the three months ended September 30, 2023 and 2022, respectively, and $85.3 million and $109.1 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $577.7 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

In July 2023, we implemented an organizational restructuring to better align our resources with our previously announced focused research and development strategy and further extend our cash runway. In connection with the organizational restructuring, we reduced our workforce by approximately 26 percent, primarily in our CMC group. We will also have decreased operating expenses through ongoing cash management initiatives.

As of September 30, 2023, we had cash, cash equivalents and marketable securities of $132.8 million. We expect our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025.

Financial Operations Overview

License Agreement

University of Pennsylvania

We have a research, collaboration and licensing agreement with Penn, as amended, or the Penn Agreement, for research and development collaborations and exclusive license rights to patents for certain products and technologies. Under the Penn Agreement, we have the obligation to fund certain research relating to the preclinical development of selected products in research programs as well as exploratory research programs in non-rare and/or non-monogenic, or large CNS indications. In addition, we will fund discovery research conducted by Penn through August 3, 2026 and will receive exclusive rights, subject to certain limitations, to technologies resulting from the discovery research for our products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation improvements.  This funding commitment for the discovery research is $5.0 million annually, paid in quarterly increments of $1.3 million through June, 2026.

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

Under the Penn Agreement, we have eight remaining options available to commence additional licensed programs for CNS indications and have until August 3, 2026, to exercise these options. If we were to exercise any of these options, we would owe Penn a non-refundable upfront fee of $1.0 million per product indication, with $0.5 million due upfront and another $0.5 million fee owed upon a further developmental milestone. We have the obligation to fund certain research relating to the preclinical development of each licensed program.

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

Upon successful commercialization of a product using the licensed technology, we are obligated to pay to Penn, on a licensed product-by-licensed product and country-by-country basis, tiered royalties (subject to customary reductions) in the mid-single digits on annual worldwide net sales of such licensed product. In addition, we are obligated to pay to Penn a percentage of sublicensing income, ranging from the mid-single digits to low double digits, for sublicenses under the Penn Agreement. The agreement will expire on a licensed product-by-licensed product and country-by-country basis upon the later of (i) the expiration of the last valid claim of the licensed patent rights that covers the exploitation of such licensed product in such country, and (ii) the expiration of the royalty period. In addition, we will pay a tiered transaction fee of 1-2% of the net proceeds upon certain change of control events.

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

Immediately prior to the execution of the Letter Agreements, we had a $5.3 million prepaid asset related to upfront payments made to secure the Clean Room Suite. In connection with the Letter Agreements, we no longer have exclusive access to the Clean Room Suite at Catalent and, as a result, we recognized an expense of $5.3 million related to the elimination of the prepaid asset during the nine months ended September 30, 2023.

We classified the $11.3 million of expenses, which comprises of $6.0 million in aggregate payments due to Catalent and the $5.3 million elimination of the prepaid asset, as general and administrative expense within the statement of operations for the nine months ended September 30, 2023, as both amounts do not directly relate to the future advancement of our research and development programs.

As of September 30, 2023, we made payments of $2.0 million under the Letter Agreements. The remaining $4.0 million of aggregate payments due to Catalent under the Letter Agreements are included in accrued expenses and other current liabilities.

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

Impairment of long-lived assets

Impairment of long-lived assets consists of non-cash impairment charges recorded to the Company’s assets. The Company reviews long-lived assets, such as the right of use assets or property and equipment, for impairments when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. During the nine months ended September 30, 2023, we recognized impairment expense in connection with Sublease Agreement A and Sublease Agreement B. These impairment expenses represent the proportional allocation of total impairments recognized for the asset groups subject to impairment testing in connection with the Company’s sublease agreements.

Other income (expense), net

Other income (expense), net consists of interest earned on our cash equivalents and marketable securities, and amortization of premium and discount on our marketable securities. Additionally, in the nine months ended September 30, 2023, we recognized other income related to the sale of certain tax credits.

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

The following table sets forth our results of operations for the three months ended September 30, 2023 and 2022:

	Three months ended
	September 30,
(in thousands)	2023	2022	Change
Operating expenses:
Research and development	$15,098	$15,362	$(264)
Acquired in‑process research and development	—	1,500	(1,500)
General and administrative	8,184	10,664	(2,480)
Impairment of long-lived assets	5,390	—	5,390
Loss from operations	(28,672)	(27,526)	(1,146)
Other income (expense), net	1,562	825	737
Net loss	$(27,110)	$(26,701)	$(409)

Research and Development Expenses

Research and development expenses decreased by $0.3 million to $15.1 million for the three months ended September 30, 2023 from $15.4 million for the three months ended September 30, 2022. This was primarily due to decreases of $0.5 million in wages and benefits related to reductions in headcount, $0.3 million in clinical operations, $0.2 million in professional services and consulting, and $0.8 million related to a reduction in Penn expenses. Expenses associated with the Penn Agreement will continue to vary from quarter to quarter based on our selection and prioritization of preclinical product candidates, the status of our preclinical pipeline, and timing of preclinical work performed. These amounts were offset by increases of $0.9 million in share-based compensation expense, $0.4 million for clinical manufacturing, and $0.2 million for facilities and other expenses.

We track outsourced development, outsourced personnel expenses and other external research and development costs of specific programs. We do not track our internal research and development expenses on a program by program basis. Research and development expenses are summarized by program in the table below:

	Three months ended
	September 30,
(in thousands)	2023	2022
Program Specific Expenses
PBGM01 (GM1)	$3,162	$1,662
PBFT02 (FTD‑GRN)	1,047	1,087
PBKR03 (Krabbe)	220	2,232
PBML04 (MLD)	—	628
Other Programs and Discovery	1,811	2,975
Unallocated Internal Expenses
Personnel-related (including share-based compensation)	6,211	5,788
Other	2,647	990
	$15,098	$15,362

Acquired In-Process Research and Development Expenses

During the three months ended September 30, 2023, we did not make any payments for acquired in-process research and development. During the three months ended September 30, 2022, we made payments under the Penn Agreement for acquired in-process research and development of $1.5 million related to the achievement of a development milestone.

General and Administrative Expenses

General and administrative expenses decreased by $2.5 million to $8.2 million for the three months ended September 30, 2023 from $10.7 million for the three months ended September 30, 2022. The decrease was due to decreases of $2.2 million in facilities and other expenses, and $0.5 million and $0.9 million in wages and benefits and share-based compensation expense, respectively, related to reductions in headcount. These decreases were partially offset by an increase of $1.1 million in professional services and consulting fees.

Impairment of long-lived assets

During the three months ended September 30, 2023, we recorded $5.4 million of impairment expense in connection with Sublease Agreement A and Sublease Agreement B. The impairment charges consisted of $2.2 million and $3.2 million recorded to the right of use assets and property and equipment, net, respectively. During the three months ended September 30, 2022, we did not record any impairment expense.

Other income (expense), net

Other income (expense), net was $1.6 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively. Other income (expense), net for the three months ended September 30, 2023 consisted of $0.8 million attributable to interest income earned on cash, cash equivalents and marketable securities and $0.8 million attributable to the amortization of premium and discount on our marketable securities.

Comparison of the nine months ended September 30, 2023

The following table sets forth our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine months ended
	September 30,
(in thousands)	2023	2022	Change
Operating expenses:
Research and development	$49,258	$68,396	$(19,138)
Acquired in‑process research and development	—	3,000	(3,000)
General and administrative	35,295	38,754	(3,459)
Impairment of long-lived assets	5,390	—	5,390
Loss from operations	(89,943)	(110,150)	20,207
Other income (expense), net	4,639	1,096	3,543
Net loss	$(85,304)	$(109,054)	$23,750

Research and Development Expenses

Research and development expenses decreased by $19.1 million to $49.3 million for the nine months ended September 30, 2023 from $68.4 million for the nine months ended September 30, 2022. The decrease was primarily due to a decrease of $14.3 million in clinical manufacturing expenses, which were higher in 2022 to support clinical trial start up across the portfolio, a decrease of $1.6 million for clinical operations, a decrease of $0.7 million in professional fees, and decreases of $3.8 million and $1.7 million in wages and benefits and share-based compensation expense, respectively, related to reductions in headcount. These amounts were partially offset by a $0.3 million increase in facility and other expenses and a $2.7 million increase in Penn expenses. Expenses associated with the Penn Agreement will continue to vary from quarter to quarter based on our selection and prioritization of preclinical product candidates, the status of our preclinical pipeline and timing of preclinical work performed.

We track outsourced development, outsourced personnel expenses and other external research and development costs of specific programs. We do not track our internal research and development expenses on a program by program basis. Research and development expenses are summarized by program in the table below:

	Nine months ended
	September 30,
(in thousands)	2023	2022
Program Specific Expenses
PBGM01 (GM1)	$9,421	$6,320
PBFT02 (FTD‑GRN)	3,710	8,198
PBKR03 (Krabbe)	1,541	8,238
PBML04 (MLD)	501	6,296
Other Programs and Discovery	7,349	7,301
Unallocated Internal Expenses
Personnel-related (including share-based compensation)	18,500	23,998
Other	8,236	8,045
	$49,258	$68,396

Acquired In-Process Research and Development Expenses

During the nine months ended September 30, 2023, we did not make any payments for acquired in-process research and development. During the nine months ended September 30, 2022, we made payments under the Penn Agreement for acquired in-process research and development of $3.0 million related to the achievement of development milestones.

General and Administrative Expenses

General and administrative expenses decreased by $3.5 million to $35.3 million for the nine months ended September 30, 2023 from $38.8 million for the nine months ended September 30, 2022. The decrease was due to decreases of $6.9 million and $4.4 million in wages and benefits and share-based compensation expense, respectively, related to reductions in headcount, a $1.7 million decrease in our professional fees, and a $1.8 million decrease in facilities and other expenses. These amounts were partially offset by the current year expense of $11.3 million related to the Letter Agreements. Excluding the $11.3 million related to the Letter Agreements, our general and administrative expenses decreased by $14.8 million.

Impairment of long-lived assets

During the nine months ended September 30, 2023, we recorded $5.4 million of impairment expense in connection with Sublease Agreement A and Sublease Agreement B. The impairment charges consisted of $2.2 million and $3.2 million recorded to the right of use assets and property and equipment, net, respectively. During the nine months ended September 30, 2022, we did not record any impairment expense.

Other income (expense), net

Other income (expense), net was $4.6 million and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively. Other income (expense), net for the nine months ended September 30, 2023 consisted of $2.1 million attributable to interest income earned on cash, cash equivalents and marketable securities, $2.0 million attributable to the amortization of premium and discount on our marketable securities and $0.5 million related to the sale of certain tax credits.

Liquidity and Capital Resources

Overview

As of September 30, 2023, we had $132.8 million in cash, cash equivalents and marketable securities and had an accumulated deficit of $577.7 million. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expense and capital expenditures into the fourth quarter of 2025.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine months ended
	September 30,
(in thousands)	2023	2022
Cash provided by (used in) operating activities	$(58,748)	$(94,189)
Cash provided by (used in) investing activities	57,637	28,557
Cash provided by (used in) financing activities	89	(765)
Net increase (decrease) in cash and cash equivalents	$(1,022)	$(66,397)

Net Cash Used in Operating Activities

During the nine months ended September 30, 2023, we used $58.7 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $85.3 million, partially offset by a net decrease in our operating assets of $9.6 million and net non-cash charges of $17.0 million primarily related to share-based compensation, depreciation, amortization, impairment of long-lived assets, and amortization of premium and discount, net. The primary use of cash was to fund our operations related to the development of our product candidates.

During the nine months ended September 30, 2022, we used $94.2 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $109.1 million and a net increase in our operating assets of $7.5 million, partially offset by $3.0 million of charges for acquired in-process research and development and non-cash charges of $19.4 million related to share-based compensation, depreciation, and the amortization of premium and discount, net. The primary use of cash was to fund our operations related to the development of our product candidates.

Net Cash Provided by (Used) in Investing Activities

During the nine months ended September 30, 2023, we purchased $101.6 million in marketable securities, and had sales and maturities of $159.4 million in marketable securities. Purchases of property and equipment were $0.1 million for the nine months ended September 30, 2023.

During the nine months ended September 30, 2022, we purchased $116.3 million in marketable securities, had sales and maturities of $149.7 million in marketable securities, purchased $1.8 million of property and equipment, and paid $3.0 million for technology licenses.

Net Cash Provided by (Used in) Financing Activities

During the nine months ended September 30, 2023, we received $0.1 million in proceeds from the issuance of common stock under the ESPP.

During the nine months ended September 30, 2022, we received $0.1 million from the exercise of stock options, received $0.2 million in proceeds from the issuance of common stock under the ESPP and paid $1.1 million for short-term insurance premium financing.

Contractual Obligations and Other Commitments

We lease approximately 37,000 square feet of office space in Philadelphia, Pennsylvania, or the 2005 Market Street Lease Agreement. The lease will expire in December 2031. We have an option to extend the term of the lease by up to two additional five-year terms. The aggregate estimated rent payments due over the initial term of the lease is $11.8 million, with rent payments that began in 2022. Sublease Agreement A and Sublease Agreement B do not relieve us from our primary obligations under the 2005 Market Street Lease Agreement, however, we do expect cash inflows from the agreements to partially offset our future obligations for the duration of the sublease agreements.

We lease approximately 62,000 square feet of laboratory space in Hopewell, NJ, or the Laboratory Lease Agreement. The lease will expire in March 2036. The aggregate estimated rent payments due over the initial term of the lease is approximately $40.3 million, with rent payments that began in 2021.

As a result of the Letter Agreements, under both the Collaboration Agreement and the Manufacturing and Supply Agreement with Catalent, we no longer have an annual minimum commitment of $10.6 million per year owed to Catalent through November 2025. As of September 30, 2023, the Company made payments of $2.0 million under the Letter Agreements. In addition, the Company will make aggregate payments to Catalent of $4.0 million between October 1, 2023 and May 1, 2024.

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

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2022 Annual Report filed on Form 10-K, except for those described below.

Long-Lived Assets:

We assess long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. We measure the recoverability of assets that we will continue to use in our operations by comparing the carrying value of the asset groups to our estimate of the related total future undiscounted net cash flows. If an asset group’s carrying value is not recoverable through the related undiscounted cash flows, the asset group is considered to be impaired.

In the event the carrying value exceeds the future undiscounted net cash flows, we estimate the fair values using either the income approach, market approach, or a combination of the two. The income approach is based on the present value of future cash flows of each asset group, while the market approach is based on industry and economic conditions, including estimates on prevailing prices and rates for similar assets. The approaches are asset group specific and may incorporate a number of market participant assumptions in assessing fair value including future growth rates, discount rates, and market activity. We measure the impairment by comparing the difference between the asset group’s carrying value and its fair value. Long-lived assets are considered a non-financial asset and are recorded at fair value only if an impairment charge is recognized. Impairments are determined for groups of assets related to the lowest level of identifiable independent cash flows.

During the three months ended September 30, 2023, we recorded impairments of long-lived assets (property and equipment and right of use assets) of $5.4 million based upon impairment testing in connection with Sublease Agreement A and Sublease Agreement B.

Actual future net cash flows are uncertain, subject to risks, and may change depending upon several factors, including industry or economic trends. If our estimates of future net cash flows differ from actual future net cash flows, our estimates of fair value could materially change. Additionally, future events or changes in circumstances could indicate that the carrying value of our long-lived assets may not be recoverable and lead to future impairments. As of September 30, 2023, we had property and equipment, net of $16.1 million and right of use assets of $17.0 million recorded on our balance sheet.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those immediately following this summary. Some of these risks are:

●	We are a clinical stage genetic medicines company with a history of operating losses, and we may not achieve or sustain profitability. We anticipate that we will continue to incur losses for the foreseeable future. Our limited operating history may make it difficult for you to evaluate our success to date and to assess our future viability;

●	We will need to raise additional funding before we can expect to become profitable from any potential future sales of our products;

●	We are early in our development efforts. Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them;

●	The disorders we seek to treat have low incidence and prevalence and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue if approved;

●	Preclinical and clinical development involve a lengthy and expensive process with an uncertain outcome. We may incur additional expenses or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates;

●	Gene therapy is a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval;

●	Our product candidates may cause undesirable and unforeseen side effects, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences;

●	We currently rely exclusively on our collaboration with Penn for our preclinical research and development, including for discovering, preclinically developing and conducting all IND-enabling studies for our clinical product candidates and our near-term future pipeline;

●	Gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in our development or commercialization programs or otherwise harm our business;

●	We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies or technologies that are more advanced or effective than ours;

●	We currently rely and expect to continue to rely on third-party manufacturers to produce clinical supply of our product candidates;

●	The price of our common stock does not meet the requirements for continued listing on The Nasdaq Global Select Market. If we fail to regain compliance with the minimum listing requirements, our common stock will be subject to delisting; and

●	If we are unable to obtain and maintain patent protection or other necessary rights for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or our rights under licensed patents is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

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

We are a clinical stage genetic medicines company with a limited operating history on which to base your investment decision. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to staffing our company, business planning, raising capital, entering into collaboration and vendor agreements for conducting preclinical research and clinical development activities for our product candidates, and performing clinical development activities and manufacturing clinical supply. All of our product candidates are in the clinical development stage, have been stopped from further clinical development in order to reduce operating expenditures, or are in the preclinical or discovery stage. We have no products approved for commercial sale and have not generated any revenue from commercial product sales, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. We have funded our operations to date through proceeds from sales of our convertible preferred stock, and public offerings, and do not expect to receive revenue for many years, if ever.

We have incurred net losses since our inception in 2017. We incurred net losses of $85.3 million and $109.1 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $577.7 million. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs, acquiring the rights to our product candidates, and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our operations have consumed significant amounts of cash since inception. As of September 30, 2023, our cash, cash equivalents and marketable securities were $132.8 million. We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

For the treatment of FTD, there are no approved disease-modifying therapies. We consider our most direct competitors with respect to PBFT02 for the treatment of FTD-GRN to be Alector, Inc. (partnered with GlaxoSmithKline), which is enrolling a Phase 3 clinical trial with a humanized anti-human sortilin monoclonal antibody for FTD-GRN, and Prevail Therapeutics Inc. (now part of Eli Lilly & Co), which is conducting a Phase 1/2 clinical trial for a gene therapy treatment for FTD-GRN, and is expected to continue enrolling through 2023. AviadoBio began enrolling their Phase 1/2 gene therapy trial in patients with FTD-GRN in 2H-2023. Additional companies, including Orchard Therapeutics plc, Sinfonia Biotherapeutics, and QurAlis Therapeutics, are conducting preclinical research using gene therapy approaches to treat patients with FTD-GRN. Denali Therapeutics Inc. in partnership with Takeda Pharmaceutical Company Limited began recruitment of a Phase 1/2 clinical trial for their recombinant progranulin protein in addition to their oral EIF2a modulator already in a Phase 1 clinical trial. We are also aware of other therapeutic approaches in preclinical development that may target FTD-GRN patients.

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

We believe that if any of our product candidates is approved as a biological product under a BLA, it should qualify for the 12-year period of exclusivity. However, there is a risk that the FDA will not consider any of our product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Additionally, this period of regulatory exclusivity does not apply to companies pursuing regulatory approval via their own traditional BLA, rather than via the abbreviated pathway. Moreover, an interchangeable biosimilar, once approved, may be substituted under existing law for any one of our reference products in a way that is similar to traditional generic substitution; any non-interchangeable biosimilar products may also be substituted by a health care provider but, under existing law, will not be automatically substituted at the pharmacy. The extent of the impact of such substitution will depend on a number of marketplace and regulatory factors that are still developing. Finally, there has been public discussion of potentially decreasing the period of exclusivity from the current 12 years. If such a change were to be enacted, our product candidates, if approved, could have a shorter period of exclusivity than anticipated.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

●	results of preclinical studies or clinical trials of our product candidates or those of our competitors;
●	unanticipated or serious safety concerns related to the use of any of our product candidates;
●	adverse regulatory decisions, including failure to receive regulatory approval for any of our product candidates;
●	the success of competitive drugs or technologies;
●	regulatory or legal developments in the United States and other countries applicable to our product candidates;
●	the size and growth of our prospective patient populations;
●	developments concerning our collaborators, our external manufacturers or in-house manufacturing capabilities;
●	inability to obtain adequate product supply for any product candidate for preclinical studies, clinical trials or future commercial sale or inability to do so at acceptable prices;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or drugs;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts or publications of research reports about us or our industry;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the biotechnology sector;

●	our cash position or the announcement or expectation of additional financing efforts;
●	health pandemics could adversely impact our business, including our clinical trials and clinical trial operations;
●	general economic, industry and market conditions, including rising interest rates, market volatility, a potential federal government shutdown and inflation;
●	general economic uncertainty and capital markets disruptions, which has been substantially impacted by geopolitical instability due to the ongoing military conflicts in Ukraine and Israel; and
●	other factors, including those described in this “Risk Factors” section, many of which are beyond our control.

Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of September 30, 2023, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned shares representing a substantial portion of our capital stock.

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

The price of our common stock does not meet the requirements for continued listing on The Nasdaq Global Select Market. If we fail to regain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

The continued listing standards of The Nasdaq Global Select Market, require, among other things, that the minimum bid price of a listed company’s stock be at or above $1.00. If the closing minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting. We cannot provide any guarantee that we will regain compliance during the grace period or be able to maintain compliance with Nasdaq’s listing requirements in the future. If we are not able to regain compliance during the grace period, or any extension of the grace period for which we may be eligible, our common stock will be subject to delisting. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets, and, in recent months, the global economy has been impacted by increasing interest rates and inflation. Likewise, the capital and credit markets may be adversely affected by the ongoing conflicts in Ukraine and Israel, and the possibility of a wider European or global conflict, and global sanctions imposed in response thereto. Moreover, there has been recent turmoil in the global banking system. For example, in March 2023, Sillicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. While we did not hold any cash directly at SVB or other banking institutions that have since failed, we regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit and there is no guarantee that the federal government would guarantee all depositors if such financial institutions were to fail, as they did with SVB depositors, in the event of further bank closures and continued instability in the global banking system. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith

10.1 +†	Transition and Separation Agreement, dated July 19, 2023, by and between the Registrant and Alexandros Fotopoulos.				X

10.2 +†	Transition and Separation Agreement, dated July 19, 2023, by and between the Registrant and Simona King.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension				X
Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

add

+	Indicates management contract or compensatory plan, contract or agreement.

†	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulations S-K.

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

PASSAGE BIO, INC.

Date: November 13, 2023	By:	/s/ William Chou
William Chou
President and Chief Executive Officer

Date: November 13, 2023	By:	/s/ Kathleen Borthwick
Kathleen Borthwick
Interim Chief Financial Officer