Form 10-K
period 2023-12-31
Passage BIO, Inc.
filed 2024-03-04
CIK 1787297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common equity held by non-affiliates of the Registrant on June 30, 2023 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price of $0.94 of the Registrant’s common stock as reported on The Nasdaq Global Market, was approximately $46.8 million.

The number of shares of the registrant’s common stock outstanding as of February 28, 2024, was 55,598,796.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2024 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the end of the Registrant’s 2023 fiscal year and is incorporated by reference into Part III of this Report.

Passage Bio, Inc.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “forecast,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Annual Report, including without limitation statements regarding our plans to develop and commercialize our product candidates, the timing and results of our ongoing or planned preclinical studies and clinical trials, risks associated with clinical trials, including our ability to adequately manage clinical activities, unexpected concerns that may arise from additional data or analysis obtained during clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the clinical utility of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the willingness of healthcare professionals to use our product candidates, the sufficiency of our cash and cash equivalents, general economic, industry and market conditions, including interest rates and inflation, and instability in the global banking system, our activities to evaluate and pursue potential out-licensing opportunities following our determination to discontinue the advancement of certain product candidates, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

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

Trademarks and Tradenames

“PASSAGE BIO” is a registered trademark, and the PASSAGE BIO mark, the Passage Bio logo and all product names are our common law trademarks. All other service marks, trademarks and tradenames appearing in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and tradenames referred to in this Annual Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and tradenames.

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those immediately following this summary. Some of these risks are:

●	We are a clinical stage genetic medicines company with a history of operating losses, and we may not achieve or sustain profitability. We anticipate that we will continue to incur losses for the foreseeable future. Our limited operating history may make it difficult for you to evaluate our success to date and to assess our future viability;
●	We will need to raise additional funding before we can expect to become profitable from any potential future sales of our products;
●	PBFT02 is currently our sole clinical stage product candidate and we may not be able to successfully develop and commercialize PBFT02;
●	We are early in our development efforts. Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them;
●	Certain disorders we seek to treat have low incidence and prevalence and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue if approved;
●	Preclinical and clinical development involve a lengthy and expensive process with an uncertain outcome. We may incur additional expenses or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates;
●	Gene therapy is a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval;
●	Our product candidates may cause undesirable and unforeseen side effects, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences;
●	We currently rely on our collaboration with Penn for our preclinical research and development, including for discovering, preclinically developing and conducting Investigational New Drug application, or IND, enabling studies for our clinical product candidates and our near-term future pipeline;
●	Gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in our development or commercialization programs or otherwise harm our business;
●	We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies or technologies that are more advanced or effective than ours;
●	We currently rely and expect to continue to rely on third-party manufacturers to produce clinical supply of our product candidates;
●	Even if we are able to obtain regulatory approval for and commercialize our product candidates, our products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business; and

●	If we are unable to obtain and maintain patent protection or other necessary rights for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or our rights under licensed patents is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

PART I

Item 1. Business

Overview

We are a clinical stage genetic medicines company on a mission to improve the lives of patients with neurodegenerative diseases. Our primary focus is the development and advancement of cutting-edge, one-time gene therapies designed to target the underlying pathology of these conditions. We believe we have developed a differentiated approach to developing treatments for central nervous system, or CNS, disorders that allows us to select and advance product candidates with a higher probability of technical and regulatory success.

Our lead clinical product candidate, PBFT02, seeks to elevate progranulin levels to restore lysosomal function and slow disease progression across a variety of neurodegenerative diseases. PBFT02 utilizes an adeno-associated virus, or AAV1, capsid to deliver a functional granulin gene, or GRN, encoding progranulin, or PGRN, to the brain via intra cisterna magna, or ICM, administration. The lead indication for PBFT02 is frontotemporal dementia, or FTD, caused by progranulin deficiency, or FTD-GRN. We believe this clinical product candidate has the potential to provide patients with significantly improved outcomes given the rigorous capsid and transgene selection process, and our chosen route of ICM administration, which provides the potential for enhanced benefits due to widespread vector delivery to the brain and spinal cord and an improved safety profile compared with systemic administration due to the lower doses required.

We are currently studying PBFT02 in FTD-GRN, for which there are currently no approved disease-modifying therapies. In addition to the continued clinical development of PBFT02 to treat FTD-GRN, we intend to pursue PBFT02 in additional adult neurodegenerative diseases where we believe increasing PGRN levels could provide benefit. Third-party preclinical studies have shown that increased PGRN levels reduce the pathologic accumulation of TAR DNA binding protein 43, or TDP-43. TDP-43 pathology is a hallmark of multiple neurodegenerative conditions, including FTD due to mutations in the C9orf72 gene, or FTD-C9orf72, approximately 95% of sporadic amyotrophic lateral sclerosis, or ALS, and approximately 50% of sporadic FTD. Additionally, we believe restoration of PGRN has the potential to modulate Alzheimer’s disease, or AD, in patients that are carriers of the GRN rs5848 single nucleotide polymorphism, or SNP. Individuals with this polymorphism have reduced PGRN levels and are at an increased risk for AD. In the second half of 2024, we expect to obtain regulatory feedback on the clinical pathway to treating FTD-C9orf72 and ALS patients with PBFT02.

We have a research collaboration with the Trustees of the University of Pennsylvania’s, or Penn’s, Gene Therapy Program, or GTP, headed by Dr. James Wilson, a leader in the genetic medicines field. Our research collaboration with GTP provides us with access to one of the premier research institutions in the world for the discovery and preclinical development of genetic medicine product candidates. We are purposefully focusing on neurodegenerative diseases for which we believe our genetic medicine approach provides distinct technical advantages based on decades of research by GTP. GTP conducts rigorous discovery and preclinical studies to identify promising product candidates. Under our research collaboration, we have exclusive development and global commercial rights to product candidates for certain rare monogenic and certain non-rare, non-monogenic, or large, CNS disorders, subject to certain limitations. We also have access to platform technologies related to development of novel capsids, toxicity reduction technologies, and optimization approaches for delivery and formulation for product candidates in the CNS indications that we select. We have progressed four product candidates sourced from our research collaboration with GTP to the clinical stage of development and have eight remaining options to license additional programs from GTP until August 2026.

In December 2023, we announced updated strategic priorities, which include: continuing clinical development of PBFT02 to treat FTD-GRN; pursuing PBFT02 in additional adult neurodegenerative diseases, including FTD-C9orf72, ALS and AD; continuing the Huntington’s disease preclinical program being executed through our collaboration with GTP; and pursuing potential out-licensing opportunities for clinical-stage pediatric programs in GM1 gangliosidosis, or GM1, Krabbe disease, and metachromatic leukodystrophy, or MLD.

Our pipeline

We have assembled a portfolio of gene therapy product candidates with the potential to address multiple neurodegenerative diseases. Our development programs consist of:

* 8 additional CNS pipeline license options remain; 3 license options were previously exercised, and rights were subsequently returned to the University of Pennsylvania.

† US/EU prevalence per third-party sources

PBFT02 for the treatment of FTD-GRN

We are currently developing PBFT02, which utilizes an AAV1 capsid to deliver a functional copy of GRN encoding for PGRN, for the treatment of FTD-GRN. FTD-GRN is an inheritable form of FTD in which patients have mutations in the GRN gene, causing a deficiency in PGRN. PGRN is a complex and highly conserved protein thought to have multiple roles in cell homeostasis, neurodevelopment, and inflammation. Evidence suggests that PGRN deficiency in FTD and other neurodegenerative disorders may contribute to lysosomal dysfunction.

Currently, there are no disease-modifying therapies approved for the treatment of FTD-GRN. Based on findings in preclinical studies, we believe that PBFT02 may provide FTD-GRN patients with significantly improved outcomes. We selected the AAV1 capsid and ICM administration for PBFT02 because this approach led to extensive and robust expression of human PGRN throughout the brain and spinal cord of non-human primates, or NHPs, and due to the higher PGRN levels in cerebral spinal fluid, or CSF, achieved using AAV1 as compared with other serotypes tested. ICM administration of AAV1 to NHPs resulted in supraphysiologic CSF levels of human PGRN when compared with CSF levels in healthy human subjects, and in excess of levels achieved in NHPs with AAVhu68 or AAV5. We have an active IND from the U.S. Food and Drug Administration, or FDA, and approved clinical trial authorizations, or CTAs, in multiple countries for PBFT02. We are conducting our upliFT-D trial, an international, multi-center, open-label, single-arm Phase 1/2 clinical trial of PBFT02 in patients with a diagnosis of symptomatic FTD-GRN.

We reported initial safety and biomarker data from three patients in Cohort 1 of our upliFT-D trial in December of 2023. In this trial, Dose 1 of PBFT02 treatment resulted in supraphysiologic levels of CSF PGRN with concentrations ranging from 10.7 to 17.3 ng/mL at 30 days post-treatment (n=3), exceeding the range found in healthy adult controls of 3.3 to 8.2 ng/mL (n=61). In the first patient to reach 6-months post PBFT02 administration, CSF PGRN remained at supraphysiologic levels with a concentration of 27.3 ng/mL. By contrast, following PBFT02 treatment plasma PGRN levels were unaltered, remaining similar to baseline concentrations and below levels found in healthy adult controls throughout the available follow-up period across all three patients.

As previously reported, Patient 1, who received a low level of immunosuppression (60 mg oral prednisone daily for 60 days), per the initial trial protocol, experienced two serious adverse events, or SAEs, that were both asymptomatic and likely consistent with an immune response. Following Patient 1, the protocol was amended to increase the steroid regimen. Dose 1 of PBFT02 was generally well-tolerated in patients 2 and 3, who received an enhanced steroid regimen (1,000 mg IV methylprednisolone on days 1-3 followed by 60 mg oral prednisone for 60 days). In these two patients, no SAEs were reported, all treatment emergent adverse events, or AEs, were mild to moderate in severity, and there was no evidence of a clinically significant immune response, hepatotoxicity, or safety-related imaging findings in either patient. In all three patients, there was no evidence of dorsal root ganglion toxicity, as measured by nerve conduction studies, and no complications were observed related to the intra-cisterna magna administration procedure. We intend to treat two additional patients at Dose 1 in Cohort 1, with no required delay between these patients, to further study the safety and pharmacodynamic effects of PBFT02 at this dose.

We expect to initiate dosing of Cohort 2 FTD-GRN patients in the upliFT-D trial in the first half of 2024, report six-month safety and biomarker data from Cohort 1 patients in the second half of 2024, and report 12-month follow-up data from Cohort 1 patients and initial safety and biomarker data from Cohort 2 patients in the first half of 2025.

The FDA has granted Orphan Drug Designation, or ODD, and Fast Track Designation to PBFT02 for the treatment of FTD-GRN and the European Commission granted Orphan designation for PBFT02.

PBFT02 for the treatment of FTD-C9orf72 and ALS

We intend to pursue PBFT02 in additional adult neurodegenerative diseases where we believe supraphysiologic PGRN levels could provide benefit. This approach stems from PGRN’s pleiotropic cellular effects including the regulation of microglial activation and lysosomal function, and in particular its potential to ameliorate TDP-43 pathology. TDP-43 is a ribonucleic acid / deoxyribonucleic acid, or RNA/DNA, binding protein that normally resides in the nucleus where it regulates gene expression, RNA splicing, RNA trafficking, and mRNA turnover. Cytoplasmic TDP-43 pathology is a hallmark of multiple neurodegenerative conditions including FTD-GRN, FTD-C9orf72, approximately 95% of sporadic ALS, and approximately 50% of sporadic FTD. In these disorders, hyperphosphorylated TDP-43 accumulates in the cytoplasm of cell bodies and dendritic processes of neurons and glia, suggesting that loss of TDP-43's normal nuclear function contributes to the neurodegenerative process.

The potential for benefit of increased PGRN in disorders with TDP-43 pathology has been demonstrated by third-party preclinical studies in mice and zebrafish which showed that increased PGRN levels reduced TDP-43 pathology and associated toxicities. We anticipate that elevating neuronal PGRN levels in diseases with TDP-43 pathology may provide significant benefits to patients.

We expect to obtain regulatory feedback on the clinical pathway to treating FTD-C9orf72 and ALS patients with PBFT02 in the second half of 2024.

PBFT02 for the treatment of AD

We believe that elevating PGRN levels has the potential to improve the course of AD in patients who carry the GRN rs5848 single nucleotide polymorphism, or GRN SNP. The GRN SNP is associated with reduced PGRN levels and is present within approximately 30% of the population. Its presence has been shown to confer an increased risk for AD onset. Within symptomatic AD patients, GRN SNP carriers not only have lower levels of PGRN, but also higher levels of CSF tau, which correlates with increased AD pathology in the brain and more rapid disease progression. Third party preclinical studies in animal models have demonstrated that low levels of PGRN may exacerbate AD pathology and, conversely, high levels of PGRN may reduce AD pathology.

We plan to initiate preclinical studies in AD to extend these initial observations.

Other Clinical Product Candidates

We have three additional clinical product candidates, PBGM01, PBKR03 and PBML04. In order to reduce operating expenses, we have stopped further clinical development and are pursuing out-licensing opportunities for these product candidates.

PBGM01

PBGM01 utilizes a proprietary, next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional GLB1 gene encoding β-galactosidase (or β-gal) for infantile GM1. Infantile GM1 is the most common and severe form of GM1, in which patients have mutations in the GLB1 gene that produce little or no residual β-gal enzyme activity. b-gal is an enzyme that catalyzes the first step in the natural degradation of GM1 ganglioside as well as other glycan substrates. Reduced β-gal activity results in the accumulation of toxic levels of GM1 ganglioside in neurons throughout the brain, causing rapidly progressive neurodegeneration, with a life expectancy of two to ten years. Currently, there are no disease-modifying therapies approved for the treatment of GM1. Early onset infantile GM1 is characterized by onset in the first 6 months of life, while late onset infantile GM1 is characterized by onset between 6 and 24 months.

We have an active IND from the FDA and approved CTAs in multiple countries for PBGM01 to support our Imagine-1 trial, a two-part international, multi-center, open-label, single-arm Phase 1/2 clinical trial of PBGM01 in patients with a diagnosis of early and late infantile GM1.

Part 1 of the Imagine-1 trial is a dose escalation study exploring three doses of PBGM01 in six cohorts of GM1 patients, three with early infantile GM1 and three with late infantile GM1, and is currently ongoing. We have completed dosing of the initial two dose levels, cohorts 1 to 4, and began dosing of our third and highest dose level in the fifth cohort, for late infantile GM1, and sixth cohort, for early infantile GM1. To date, the safety data showed that PBGM01 was well tolerated with no SAEs related to study treatment and no evidence of dorsal root ganglion toxicity or complications related to the ICM injection. In both, early and late infantile GM1 patients, we observed a dose-dependent increase in β-gal activity in the CSF coupled with a dose-dependent decrease in CSF levels of GM1 ganglioside. Furthermore, at the second dose level, GM1 ganglioside achieved normal adult levels at one-year post-dose.

In December 2023, we announced that we have paused enrollment of additional patients into the Imagine-1 trial and that we are pursuing potential out-licensing opportunities for this asset.

PBKR03

PBKR03 utilizes a proprietary, next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional GALC gene encoding the hydrolytic enzyme galactosylceramidase to treat Krabbe disease. Krabbe disease is an autosomal recessive lysosomal storage disease caused by mutations in the GALC gene, which provides instructions for making an enzyme called galactosylceramidase, which breaks down certain fats, including galactosylceramide and psychosine. This results in the accumulation of galactolipids such as psychosine, resulting in widespread death of myelin-producing cells in the CNS and in the peripheral nervous system, or PNS. We currently have an active IND from the FDA. Our GALax-C trial, an international, multi-center, open-label, single-arm Phase 1/2 clinical trial of PBKR03 in patients with a diagnosis of infantile Krabbe disease, was terminated and we have stopped further clinical development of PBKR03, in order to reduce operating expenses, and are pursuing potential out-licensing opportunities for this asset.

PBML04

PBML04 utilizes a proprietary, next-generation AAVhu68 capsid to deliver to the brain and peripheral tissues a functional arylsulfatase A gene, or ARSA, encoding the ARSA enzyme, to treat Metachromatic Leukodystrophy, or MLD. MLD is a rare, autosomal recessive lysosomal storage disease caused by mutations in the ARSA gene, resulting in little or no functional activity of the ARSA enzyme, which is essential for the degradation of sphingolipid cerebroside-3-sulfate, or sulfatide. When the ARSA enzyme is lacking, sulfatides accumulate in lysosomal storage deposits in microglia, oligodendrocytes, and Schwann cells, leading to widespread demyelination. Our preclinical data in ARSA-/- mice and in NHPs support the ability of PBML04 administration into CSF to result in dose-dependent increases in brain and CSF levels of functional human ARSA enzyme, leading to improved biochemical, histopathological, behavioral, and survival endpoints, and with no safety or toxicity signs up to the highest tested dose in NHPs. In April 2022, we submitted an IND for PBML04 to support clinical development in MLD. On May 20, 2022, the FDA cleared our IND application for PBML04, which supports PBML04-001, a multi-center, open-label, single-arm clinical trial of PBML04 in patients with a diagnosis of late onset infantile MLD. We have not initiated clinical development of PBML04, in order to reduce operating expenses, and are pursuing potential out-licensing opportunities for this asset.

Research Programs

We have one unnamed preclinical research program through our license agreement with GTP, which is exploring multiple potential treatment targets for Huntington’s disease.

Beyond this program, through our research collaboration with GTP, we also have the option to license programs for eight additional new indications in CNS diseases along with certain rights and licenses to new gene therapy technologies developed by GTP, such as novel capsids, toxicity reduction technologies, and approaches to optimize delivery and formulation.

Other Research Programs

We have a preclinical research program, PBAL05, under our license agreement with Penn for patients with ALS who have a gain-of-function mutation in the C9orf72 gene. We also have a program under our exploratory research program with GTP for Temporal Lobe Epilepsy, or TLE. In order to reduce operating expenses, we have paused development of both of these programs.

Our Strategy

We are a genetic medicines company on a mission to improve the lives of patients with neurodegenerative diseases. Our primary focus is the development and advancement of cutting-edge, one-time therapies designed to target the underlying pathology of these conditions.

To achieve our vision, we have assembled a world-class team whose members have decades of collective experience in drug development and commercialization. We leverage this experience as we strive to develop treatments that benefit patients with neurodegenerative conditions and their families. Patients are considered in every decision we make.

Key elements of our strategy include:

•	Focus on neurodegenerative indications for which we can have a transformative impact on patients’ lives. We believe that genetic medicines have the potential to significantly change the course of neurodegenerative diseases and to transform patients’ lives, by providing patients with one-time disease modifying treatments for life-threatening conditions with limited or no approved treatment options.
•	Advance PBFT02 for the treatment of FTD-GRN. Based on the initial clinical data for PBFT02 in FTD-GRN, we are prioritizing the execution of the ongoing upliFT-D study, with the goal of advancing this program to the registrational phase. We believe this clinical product candidate has the potential to provide patients with significantly improved outcomes, given our initial observations of supraphysiologic CSF PGRN levels in patients after PBFT02 administration and the improvements in pathology seen in preclinical studies at these PGRN levels.
•	Broaden the application of PBFT02 by exploring its potential in additional neurodegenerative indications. Based on initial clinical data for PBFT02 in FTD-GRN and evidence supporting progranulin’s role in neurodegeneration, we are exploring the therapeutic potential of PBFT02 in multiple diseases, including FTD-C9orf72, ALS and AD. We believe that our differentiated approach of advancing one genetic medicine candidate to treat multiple indications is a cost-effective strategy due to shared research and development costs, streamlined regulatory processes, and the opportunity for diversified revenue streams.
•	Extend existing and establish new relationships with patients and patient advocacy groups. Patients are at the core of what we do. We have been engaging with patients, their families, and their advocacy groups since our inception and have acquired an intimate understanding of how we can positively impact their lives. These relationships deeply inform us as we develop and ultimately seek to commercialize our product candidates. We also have agreements with third-party providers to offer genetic testing and counseling to adults who have been diagnosed with FTD at no cost to the patient.
•	Continue to leverage our robust manufacturing capabilities. We believe the quality, reliability and scalability of our genetic medicine manufacturing techniques and know-how will be a critical advantage to our long-term success. We have established robust in-house analytical and process development operations to support ongoing and future manufacturing operations. We have also advanced our manufacturing and testing technology platforms and our in-house laboratory is equipped with state-of-the-art analytical capabilities for assay development and validation, clinical product testing, and process and product development to support viral vector manufacturing. We also have the internal manufacturing and quality expertise to oversee external manufacturing and supply chain operations provided by third party strategic relationships, such as Catalent Maryland, a unit of Catalent, Inc., or Catalent. We believe Catalent is capable of producing enough supplies to support our planned clinical trials and initial commercial launch of our current clinical product candidate, if approved.
•	Continue to leverage our existing collaboration with GTP and selectively enter into new discovery relationships with premier research institutions. We will continue to leverage our well-established relationship with GTP and explore other potential collaborations to build or advance our pipeline, contingent on the prioritization of operating expenses. We will look to nurture our genetic medicine technology capabilities by keeping abreast of advances in next-generation capsid development, promoter selection, transgene design, gene silencing and gene editing, which will help us to engineer optimal product profiles to address life-threating CNS disorders.

Genetic Medicine Background

Each person’s genetic material, or genome, consists of DNA in sequences of genetic code called genes. The DNA in the human genome contains approximately three billion nucleotide base pairs, and small changes, or mutations, routinely occur in the base pairs. A mutation in a single gene can alter the amount or activity of the protein expressed by the gene, causing deformities and disease. Currently, there are estimated to be over 10,000 diseases caused by a genetic abnormality in a single gene, which are also known as monogenic diseases. One gene therapy approach is to introduce into cells a new, fully functional version of a defective or missing gene. This approach is the basis for our FTD-GRN program. In addition, gene therapy can also be applied to correct dysfunctional biological pathways that are not necessarily inherited or associated with one defective gene. This approach aims to reduce the expression of pathological proteins or increase the production of corrective biological targets. This is the basis for our programs that target conditions such as FTD-C9orf72, ALS, and AD.

The development of molecular therapeutics to modulate human gene expression and correct disease-causing genetic defects had its advent several decades ago, and with advances in science and a deeper understanding of human genetics it has expanded to include a broad range of genetic medicines with the potential to modulate gene expression through diverse molecular mechanisms.

These transformative genetic medicines include gene therapy (delivery of an external gene to replace the normal function of a defective gene), gene silencing (delivery of a DNA or RNA-based therapeutic that modulates the transcription or translation of an injurious gene product), gene editing (delivery of a DNA or RNA-based therapeutic that corrects the expression of targeted genes) and combinations of these therapeutic modalities. We believe that this expanded molecular biological tool box will provide new therapeutics with the potential to deliver highly potent and safe interventions across a diverse set of CNS diseases, offering several advantages, including:

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

Genetic medicines can be designed to mitigate challenges faced by other approaches in the development of therapeutics for the CNS. CNS disorders are among the most devastating in their impact on patients and their families. These disorders are generally life-threatening to patients. There is a significant need for genetic medicines that can target these disorders. Our lead clinical program, upliFT-D, is focused on a rare, monogenic CNS disorder, FTD-GRN, because it offers a compelling opportunity for the effective application of a genetic medicine, by correcting the progranulin deficiency that results from disease-causing mutations in the GRN gene. We are also exploring the potential for our progranulin gene therapy candidate, PBFT02, to target other degenerative disorders, such as FTD-C9orf72, ALS, and AD, where increasing progranulin levels in the central nervous system could provide benefit.

Our Approach

The field of genetic medicine is rapidly expanding and we believe we have developed a differentiated approach to developing treatments for CNS disorders that allows us to select and advance product candidates with a higher- probability of technical and regulatory success. Our gene therapy product candidates use AAV, a small, non-pathogenic virus that is genetically engineered to function as a delivery vehicle, or vector. In our current clinical programs, the AAV is administered to a patient to introduce a healthy copy of a gene, or the transgene, to the cells in a process referred to as transduction. Our current approaches use AAVs to deliver a wild type transgene to either (i) restore expression of a fully functional version of a mutated gene or to (ii) overexpress a gene product. The components of an AAV gene therapy vector include the therapeutic gene that makes up the DNA payload, or the transgene, the outer viral shell that encloses the DNA payload, or the capsid, and any promotors added to the vector to boost expression of the transgene. The AAV is often described by the serotype, or strain, of the vector. The core tenets of our approach include a rigorous process for selecting product candidates, mitigation of early development risk through relationships with leading researchers and academic institutions, and mitigation of clinical development risk through deep relationships with patient advocacy groups, key opinion leaders and practitioners. Together, these relationships allow us to directly benefit from decades of collective experience, the latest technologies and contemporary perspectives from patients.

In selecting our product candidates, we are focusing initially on optimizing transduction and expression of transgenes in the indication-specific target tissues. This involves prioritizing the following principles: selection of the route of administration to maximize transgene biodistribution; selection of capsid, transgene and promoter to optimize efficiency of transduction and expression; leveraging biological mechanisms such as cross-correction to maximize availability of transgene product to target cells; and the effective use of biomarkers to assess treatment effects on transduction, transgene expression and on disease pathophysiology.

•	Optimal route of administration: Identifying the optimal route of administration for AAV gene therapy is critical to achieving safe and effective levels of transgene expression in the targeted location in the CNS. The optimal route of administration for CNS treatments should also leverage the immuno-privileged aspects of the CNS to reduce the potential for deleterious effects of neutralizing antibodies, or NAbs, on the biodistribution of AAV capsids. We evaluate preclinical study outcomes and other data to decide the preferred route of administration on a program-by-program basis. For our clinical stage product candidates, we believe that ICM administration is the optimal route of administration as compared to other potential delivery mechanisms due to its potential to provide widespread biodistribution to the brain and spinal cord. Further, when compared with systemic and other intra-thecal administration routes, we can achieve comparable protein expression at lower dosages, and thereby also lower the potential for toxicities. The potential for an impact from NAbs is also reduced.

•	Capsid, transgene, and promoter selection: For each clinical program, we conduct rigorous studies to select the capsid, transgene, and promoter to use for our product candidate. We identify the optimal AAV gene therapy for each of our indications depending on the target indication, our goal of CNS and/or PNS transduction, and the target brain regions and cell types. Typically, we compare multiple capsids in NHPs to identify the capsid best suited for each program.
•	Cross-correction: Our existing clinical-stage product candidate exploits the cross-correction mechanism by which secreted gene product from transduced cells is taken up by non-transduced neurons. We believe this cross-correction mechanism can help overcome the limits of vector biodistribution and CNS transduction inefficiency that are characteristic of other genetic medicine approaches, and will ultimately drive clinical benefit.
•	Effective use of biomarkers: Our development program targets must have measurable, predictive biomarkers to inform early and efficient clinical development decisions. These include biomarkers to confirm achievement of target levels of transduction and gene expression, one or more downstream pharmacodynamic biomarkers to demonstrate positive functional effects on pathways involved in disease etiology, and disease activity and progression biomarkers to demonstrate effects on disease course.

We have a strategic research collaboration with GTP, which provides us with access to differentiated discovery technology and expertise and informs the basis of our product candidate selections and subsequent development. Our collaboration with GTP allows us to choose programs that have been, or will be, validated through extensive testing in preclinical disease models. Once selected, we collaborate with GTP on further preclinical optimization of our product candidates, to optimize aspects including vector choice, transgene construct and route of administration. We typically evaluate in NHPs the transduction efficiency and biodistribution of diverse capsids to select the capsid best suited for the targeted indication. GTP also works to optimize the delivery approach for each product candidate by balancing biodistribution, efficacy, safety, host immunity, and ease of administration. We believe that the gene therapy preclinical expertise provided by GTP, including the use of NHP models for vector screening and toxicology, improves the probability of technical and regulatory success for our collaborative pipeline programs.

Our Product Candidates – PBFT02

We are currently developing PBFT02, which utilizes an AAV1 capsid to deliver a functional copy of GRN encoding for PGRN for the treatment of FTD-GRN. We also intend to pursue PBFT02 in additional adult neurodegenerative diseases where we believe increased PGRN levels could provide benefit.

PBFT02 for the treatment of FTD-GRN

FTD is one of the more common causes of early-onset dementia, occurring in patients with a median age of 55 years. FTD presents as a rapidly progressive clinical syndrome and causes impairment in behavior, language, and executive function. Changes in personal and social conduct occur in early stages of the disease, including loss of inhibition, apathy, social withdrawal, hyperorality and ritualistic compulsive behaviors. These symptoms are severely disabling and may lead to misdiagnosis as a psychological or emotionally based problem, or, in the elderly, be mistaken for withdrawal or eccentricity. FTD progresses to immobility and loss of speech and expression. Survival averages eight years after onset of symptoms.

In approximately 5% to 10% of individuals with FTD, the disease is caused by mutations in the GRN gene, causing a deficiency of progranulin. PGRN is a complex and highly conserved protein that binds to multiple cell membrane receptors to generate diverse intracellular effects, including anti-inflammatory effects, growth factor and regenerative activity, and importantly, improvement in lysosomal activity. In FTD-GRN, PGRN deficiency leads to lysosomal and microglial dysfunction, TDP-43 pathology, and ultimately neurodegeneration.

There are no disease modifying therapies approved for the treatment of FTD. Anti-depressants have been shown to manage some behavioral symptoms. Based on third-party data analytics and available literature, we estimate the prevalence of FTD-GRN deficiency in the United States and Europe is approximately 18,000.

Indication selection

The development of PBFT02 in FTD-GRN is facilitated by the following:

•	Cross-correction: Following treatment with PBFT02, overexpressing PGRN in a subset of cells in the CNS could provide a source of secreted protein that could be taken up by surrounding cells, resulting in the potential for cross-correction and broad restoration of neuronal lysosomal function across the entire brain.

•	Biomarkers: There are known biomarkers in FTD-GRN that are measurable and available to assist in drug development.

o	Pharmacodynamic biomarker. PGRN is a secreted protein that can be measured in the CSF and plasma, and it has been shown to be reduced in the CSF of human GRN mutation carriers.

o	Disease progression biomarkers. We expect to be able to use recent progress in the identification of clinical disease progression biomarkers for FTD, including plasma, CSF, neuroimaging and retinal biomarkers, to facilitate clinical development by enabling early detection of treatment effects on disease pathophysiology.

•	Preclinical Validation: In our preclinical studies in GRN knockout mice, or GRN -/- mice, intracerebroventricular, or ICV, administration of PBFT02 resulted in increased levels of PGRN in the CNS and CSF, with resolution of lysosomal storage pathology. ICM administration in NHPs, which do not have the disease phenotype, resulted in robust increases in PGRN levels in CNS and CSF.

Our Product Candidate

We are developing PBFT02 to treat patients affected with FTD-GRN, via a single ICM administration. PBFT02 is a gene therapy that utilizes an AAV1 viral vector to deliver a modified DNA encoding the GRN gene to a patient’s cells. The goal of this vector construct and delivery approach is to provide higher levels of PGRN to the CNS to overcome the progranulin deficiency in GRN mutation carriers, who have reduced CSF PGRN levels ranging from 30% to 50% of those observed in normal, mutation non-carriers. A higher level of CSF PGRN makes more PGRN available to bind to cell membrane receptors.

We selected the AAV1 capsid and ICM administration route due to the widespread and robust expression of the human PGRN transgene observed throughout the brain and spinal cord in NHP studies. Following ICM AAV1 administration in NHPs, levels of human PGRN in the CSF achieved supraphysiologic levels compared to those measured in healthy human CSF, and exceeded PGRN levels observed in NHPs that received AAV5 or AAVhu68 serotypes by greater than five times.

Preclinical studies

PBFT02 was selected as our development candidate following preclinical proof of concept studies in adult NHPs, which evaluated the expression of human PGRN protein in the CSF after ICM administration of four different vector constructs. The AAV1.hPGRN vector construct produced supraphysiological levels of PGRN that were greater than five times higher than the AAVhu68.hPGRN and AAV5.hPGRN vectors tested, as shown below. ICM AAV1 did not strongly transduce the liver or significantly elevate levels of circulating PGRN, which may reduce the potential for unknown peripheral effects of PGRN.

Comparison of Vector Serotypes: Production of Human PGRN-protein in CSF of NHPs Following ICM-AAV Administration of Human GRN Gene.

Two adult rhesus macaques per treatment received ICM AAV.hPGRN High dose, 3.0 x 1013 GC / 3.3 x 1011 GC/g brain) on study day 0.

Shading: Reference range for healthy adult controls’ PGRN levels in CSF (n = 61) (Passage Bio data).

In a separate NHP study, rhesus macaques were necropsied 28 days after administration of AAV1 and AAVhu68 vectors expressing a green fluorescent protein, or GFP, reporter gene, to examine differential transduction. Ependymal cell transduction was evaluated by immunohistochemistry in multiple brain regions. As shown in the figure below, transduction of the ependymal cells (as shown by density of darkened ependymal cells) was substantially higher in the animal treated with AAV1 (48%, n=1) as compared to the animals treated with AAVhu68 (1-2%, n=2). In all other CNS cell types, AAV1 and AAVhu68 demonstrated similar transduction efficiency.

Ependymal Cell Transduction in NHPs Following ICM Delivery of AAV1 or AAVhu68 Vectors Expressing GFP

Representative sections showing GFP immunohistochemistry in ependymal cell layers, from rhesus macaques following ICM administration of AAVhu68.GFP or AAV1.GFP. Scale bars = 5 mm

Based on the results from the NHP vector comparison studies, we selected AAV1 as the capsid for our PBFT02 product.

The efficacy of the AAV1 vector was assayed in a dose-ranging study in GRN -/- mice. PBFT02 was administered via ICV delivery at one of four ascending doses or vehicle to adult mice at an age when lipofuscin deposition (a marker of lysosomal dysfunction), lysosomal enzyme abnormalities, and neuroinflammation were present in brain regions involved in FTD-GRN pathophysiology. In this study, human PGRN expression in the CSF increased in a dose-dependent manner following PBFT02 administration. Transgene expression led to improvements in histopathologic and enzymatic changes in key brain regions in the mice, including the cerebral cortex, hippocampus, and thalamus. The improvements included a reduction in the accumulation of lipofuscin and reduced neuroinflammation (as shown in the thalamus in the figure below), and elevated lysosomal hexosaminidase activity.

PBFT02 Improved Lysosomal Dysfunction and Inflammation in a Mouse Model of Granulin Deficiency

Markers of lysosomal dysfunction (lipofuscin autofluorescence) and inflammation (CD68 immunohistochemistry) in the thalamus of Grn -/- mice 90 days after PBFT02 administration. Staining in brain sections of PBFT02-treated Grn -/- mice was compared with vehicle-treated WT and Grn -/- mice. Both markers were elevated in Grn -/- mice at the time of treatment (baseline). Data are mean +/- standard error of the mean, or SEM. *p < 0.05, **p < 0.01, ***p < 0.001, ****p < 0.0001, one-way ANOVA followed by Tukey’s multiple comparison test. Abbreviations: -/-, gene knockout; ANOVA, analysis of variance; CSF, cerebrospinal fluid; ICV, intra-cerebroventricular; SEM, standard error of the mean; WT, wild type.

NHP Toxicology Study

A 90-day GLP compliant toxicology study was conducted in NHPs to assess the safety, tolerability, biodistribution and excretion profile of PBFT02 following ICM administration at three dose levels. No blood or CSF abnormalities related to PBFT02 administration were observed except for asymptomatic, mild, and transient increases in CSF leukocytes in the majority of animals. PBFT02 was shown to be well-tolerated at all doses evaluated and no adverse effects were detected on body weight or clinical, neurological, or behavioral signs. Vector distributed to the CSF and high levels of gene transfer were detected in the brain, spinal cord and dorsal root ganglia, or DRG, at day 90. The quantity of vector genomes detected in CNS tissues was generally dose-dependent, as shown in the figure below.

Vector Biodistribution 90 Days After ICM Administration of PBFT02 to NHPs

Tissues were collected at necropsy from adult NHPs 90 days after a single ICM administration of PBFT02 at doses indicated (n=3/group) and from vehicle- (ITFFB-) treated NHPs (n=2) as a control. Each bar represents mean PBFT02 vector genomes detected per μg of DNA. Error bars represent the SEM. Dashed line represents limit of detection of assay.

PBFT02 was also shown to reach significant concentrations in the peripheral blood, liver and spleen. PBFT02 vector DNA was detectable in urine and feces five days post-administration and was undetectable within 60 days.

Human PGRN was detectable in CSF and serum in all animals by 7 to 14 days after PBFT02 administration, peaking between days 14 to 28. Responses were generally dose dependent and resulted in supraphysiologic PGRN levels after the two highest doses. Expression declined by day 60, correlating with the appearance of antibodies against the human transgene product, which are not expected to develop in haploinsufficient patients with FTD-GRN.

Dose Dependent Effects of PBFT02 on CSF level of Progranulin in NHPs

Adult rhesus macaques received ICM PBFT02 (n = 3/dose) or vehicle (n =2) on study day 0. CSF was sampled 14 days post-dose

Mild to minimal grade transient degeneration of DRG, trigeminal root ganglia, or TRG, and associated sensory nerve axonopathy, were observed in NHPs after all PBFT02 dose groups. These histopathologic observations were not linked with any clinical or neurological abnormalities in any animals up to 90 days’ post-dose. One PBFT02-treated animal exhibited a peripheral nerve conduction impairment in the median nerve, evident from bilateral reductions in sensory nerve action potential, or SNAP, amplitudes on day 28 and day 90, that appeared to be treatment related as severe axon loss and endoneurial fibrosis were detected at necropsy. PBFT02-induced SNAP changes and sensory neuron degeneration were not associated with any clinical or neurological abnormalities in any animals up to 90 days post-dose.

Clinical development

Our clinical development plan is to treat FTD-GRN patients with a single dose of PBFT02 via ICM administration. Our initial clinical trial is focused on symptomatic FTD patients who have the GRN mutation and, if successful, we plan to expand into presymptomatic stage of disease.

We have initiated our upliFT-D trial, an international, multi-center, open-label, single-arm Phase 1/2 clinical trial of PBFT02 in patients with a diagnosis of symptomatic FTD-GRN. This trial is a two-cohort dose-escalation trial, with three to five subjects per cohort, and with a potential for a third higher-dose cohort, if considered necessary based on the results of the first two cohorts. The dose for Cohort 1 (3.3x1010 genome copies/gm brain weight) exceeds the minimum effective dose in the GRN knockout mouse model, with possible escalation to a higher dose (up to 1.1x1011 genome copies/gm brain weight); however, the dose for Cohort 2 has not yet been determined. The primary endpoint of the trial is to assess safety and tolerability over 60 months. To better understand the clinical significance of the peripheral nerve findings in NHPs, we implemented clinical monitoring, consisting of both nerve conduction studies and neurological exams focused on sensory and peripheral nerve function. Secondary endpoints are to assess change from baseline to 24 months on biomarkers, including CSF and plasma PGRN levels, biomarkers of lysosomal function, neurodegeneration and disease progression, and on clinical outcomes as measured by the Clinical Dementia Rating plus National Alzheimer’s Coordinating Center with Frontotemporal Lobar Degeneration, or CDR® plus NACC FTLD, and other neurocognitive assessments. Interim analyses are planned for certain biomarkers starting at one month post dosing and for clinical outcomes beginning at one year post dosing. The independent data monitoring committee, or IDMC, will review 30-day biomarker data and 60-day safety data for each subject in a cohort. We have an ongoing dialogue with IDMC regarding dose selection for Cohort 2 and will make this decision in consultation with the IDMC. All subjects will be evaluated over two years for safety and efficacy, followed by an additional 36 months of long-term follow-up.

Clinical development results

We reported initial safety and biomarker data from three patients in Cohort 1 in December of 2023. Dose 1 of PBFT02 treatment resulted in supraphysiologic levels of CSF PGRN with concentrations ranging from 10.7 to 17.3 ng/mL at 30 days post-treatment (n=3), which is greater than 2 to 3-fold higher than the mean CSF PGRN levels observed in healthy adult controls (mean 4.8 ng/mL; median 4.7 ng/mL; range 3.3 to 8.2 ng/mL; n=61). In the first patient to reach six months post PBFT02 administration, CSF PGRN remained at supraphysiologic levels with a concentration of 27.3 ng/mL. The results exceeded our expectations based on what was observed in preclinical NHP studies.

CSF Progranulin Levels Following Administration of PBFT02 Dose 1

Dose 1 Progranulin, CSF
CSF PGRN, ng/mL
30
27
24
21
18
15
12
9
6
3
0
0
30
180
Time (days)
Patient 1
Patient 2
Patient 3

Shading: Reference range for healthy adult controls’ PGRN levels in CSF (3.28 – 8.15 ng/mL, n = 61) (Passage Bio data)

CSF= Cerebrospinal Fluid

CSF Progranulin Concentration (ng/mL) Following Administration of PBFT02 Dose 1

D30 = day 30 post-dose; D180 = day 180 post-dose; N/A = not available

ICM administration of PBFT02 has not been demonstrated to alter circulating PGRN levels. Plasma PGRN levels were similar to baseline concentrations and remained below levels found in healthy adult controls throughout the available follow-up period across all three patients. Thus, it appears that PGRN levels were increased only in the central nervous system, where elevated levels have the potential to correct the neurodegeneration associated with PGRN haploinsufficiency.

Plasma Progranulin Levels Following Administration of PBFT02 Dose 1

Shading: Lower limit of normal of reference range for healthy adult controls’ PGRN levels in plasma (91.6 – 372.4 ng/mL, n = 56) (Passage Bio data)

As previously reported, Patient 1, who received a low level of immunosuppression (60 mg oral prednisone daily for 60 days), per the initial trial protocol, experienced two SAEs during week eight that were both asymptomatic and likely consistent with an immune response. The SAEs included hepatotoxicity, as manifest by an increase in liver function tests, and venous sinus thrombosis. Notably, the increase in liver function tests was not associated with an increase in total or direct bilirubin levels, and quickly resolved following treatment with IV methylprednisolone. Patient 1 declined further treatment and withdrew consent for the trial at week 10, and no additional follow-up is available.

Following Patient 1, the protocol was amended to increase the steroid regimen to include 1,000 mg IV methylprednisolone on days 1-3 followed by 60 mg oral prednisone for 60 days post treatment, as well as additional safety monitoring.

With this modified immunosuppression regiment, Dose 1 of PBFT02 was generally well-tolerated in patients 2 and 3, who received the enhanced steroid regimen (1,000 mg IV methylprednisolone on days 1-3 followed by 60 mg oral prednisone for 60 days). In these two patients, no SAEs were reported, all treatment emergent adverse events, or AEs, were mild to moderate in severity, and there was no evidence of a clinically significant immune response, hepatotoxicity, or safety related imaging findings in either patient. In all three patients, there was no evidence of dorsal root ganglion toxicity, as measured by nerve conduction studies, and no complications were observed related to the ICM administration procedure.

The table below summarizes the safety data as of February 14, 2024 for the three patients treated with PBFT02 Dose 1.

Safety and Tolerability of Initial Three Patients Treated with PBFT02 Dose 1

1 Day minus one refers to the day prior to dosing.

2 Days 14-21 LFT elevations were mild and self-resolved; days 51-55 LFT elevations: ALT 16x upper limit of normal (ULN), AST 4x ULN, alkaline phosphatase 2x ULN, GGT 10x ULN; total bilirubin was normal. Resolving with methylprednisolone at time of patient study withdrawal.

LFT: liver function test; SAE: serious adverse event

In December 2023, we announced our plans to treat two additional patients at Dose 1, with no required delay between these patients, to further study the safety and pharmacodynamic effects of PBFT02 at this dose.

We expect to initiate dosing of Cohort 2 FTD-GRN patients in the upliFT-D trial in the first half of 2024, report six-month safety and biomarker data from Cohort 1 patients in the second half of 2024, and report 12-month follow-up data from Cohort 1 patients and initial safety and biomarker data from Cohort 2 patients in the first half of 2025.

As our clinical data matures, we are planning for continued interactions with regulatory authorities to align on design of the confirmatory study and appropriate pathway to submission of a Biologics License Application, or BLA, and regulatory approval for commercialization in the United States and internationally.

Regulatory designations and Clinical Trial Approvals

We have an active IND from the FDA and approved CTAs in multiple countries for PBFT02, which allows us to proceed with our upliFT-D trial, an international, multi-center, open-label, single-arm Phase 1/2 clinical trial of PBFT02 in patients with a diagnosis of symptomatic FTD-GRN.

The FDA has granted ODD and Fast Track Designation to PBFT02 for the treatment of FTD-GRN and the European Commission granted Orphan designation for PBFT02.

PBFT02 for the treatment of FTD-C9orf72 and ALS

Preclinical data suggests that increased neuronal PGRN may reduce TDP-43 pathology, which is a hallmark of multiple neurodegenerative conditions. This includes FTD-C9orf72 and approximately 95% of sporadic ALS, which are indications that we are actively pursuing. TDP-43 is a ribonuclear protein with multiple transcriptional and post-transcriptional functions. In TDP-43 pathology disorders, hyperphosphorylated TDP-43 abnormally accumulates in the cytoplasm of cell bodies and dendritic processes of neurons and glia, rather than its typical localization in the nucleus. Neuronal dysfunction and degeneration have been linked with loss of TDP-43’s normal nuclear functions and with toxicity of insoluble cytoplasmic TDP-43.

Third-party preclinical studies demonstrated that TDP-43 pathology and associated toxicities may be reduced by increasing PGRN levels. The potential for a beneficial effect of PGRN in TDP-43-associated neurodegenerative disorders has been shown in mice and zebrafish. In a transgenic mouse model expressing human mutant TDP-43, overexpression of PGRN reduced cytoplasmic accumulation of insoluble TDP-43, reduced axonopathy in the spinal cord, and slowed disease progression, leading to prolonged survival. In zebrafish models in which mutant TDP-43 expression induced motor neuron degeneration, depleting PGRN expression resulted in worsened axonopathy. In contrast, overexpression of PGRN rescued the TDP-43-associated motor neuron degeneration in the zebrafish. Following from these animal model observations, we postulate that elevating neuronal PGRN levels in diseases with TDP-43 pathology may provide significant benefits to patients.

We expect to obtain regulatory feedback on the clinical pathway to treating FTD-C9orf72 and sporadic ALS patients with PBFT02 in the second half of 2024.

PBFT02 for the treatment of AD

We believe that elevating PGRN levels has the potential to improve the course of AD in patients who are carriers of the GRN SNP. The GRN SNP is associated with reduced PGRN levels. It is present within approximately 30% of the population where its presence confers an increased risk for AD onset. Within AD patients, presence of the GRN SNP and reduced PGRN levels translates into more rapid disease progression. This is accompanied by higher levels of CSF tau, which correlate with increased AD pathology in the brain. Third party preclinical studies in animal models have demonstrated that low levels of PGRN may exacerbate AD pathology and, conversely, high levels of PGRN may reduce AD pathology. We plan to initiate preclinical studies in AD to extend these initial observations.

PBFT02 Clinical Supply

Through our manufacturing partners, we have manufactured the PBFT02 clinical supply to support completion of the ongoing Phase 1/2 clinical study in FTD-GRN as well as initiate dosing in one additional indication.

Other Active Research Programs

We have a program in collaboration with GTP to develop a genetic medicine to treat Huntington’s disease. This program is currently in the discovery stage. Beyond this, through our research collaboration with GTP, we also have the option to license programs for eight additional CNS indications.

Manufacturing

Gene therapy manufacturing is a critical factor in the successful development and commercialization of novel genetic medicines. To that end, we have established internal chemistry, manufacturing and control, or CMC, capabilities to support our vector manufacturing and production platform, and we have a relationship with Catalent, a contract development and manufacturing organization, or CDMO, for our manufacturing needs.

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

We believe that our internal CMC capabilities provide a strategic advantage. In 2021, we built a state-of-the-art laboratory in the Princeton West Innovation Campus, which enabled us to internalize all major CMC laboratory capabilities, including analytical development, process development, and quality control testing. With our strong technical expertise, we are constantly exploring new ways to improve the manufacturing process for gene therapy products. Through internal efforts, we have developed leading-edge, robust analytical methods and an enhanced manufacturing platform that can be leveraged across our clinical and pre-clinical pipeline. In this regard, we have filed two patent applications on new methods to improve the manufacturing of our products. Additionally, we have established the necessary internal technical and scientific expertise to manage the external operations for clinical and commercial manufacturing.

GTP currently provides us with preclinical and toxicology research-grade vector supplies, while Catalent provides us with current good manufacturing practice, or cGMP, AAV clinical supplies for our clinical trials. The production processes for PBFT02 and for the three clinical stage product candidates for which we have stopped clinical development, PBGM01, PBKR03 and PBML04, have been scaled up to cGMP standards at Catalent’s facility. Clinical materials for each of these candidates have been successfully manufactured.

We have an amended and restated collaboration agreement with Catalent that governs our relationship with Catalent for the supply of cGMP capacity. Access to cGMP manufacturing capacity gives us the ability to meet production requirements for our current and future clinical trials. We also have an amended and restated development services and clinical supply agreement, and together with the amended and restated collaboration agreement, the Amended Catalent Agreements, with Catalent to support clinical scale manufacturing for our gene therapy product candidates. The Amended Catalent Agreements establish a limited exclusive relationship between us and Catalent for the manufacture of bulk drug substance and drug product for PBFT02 and PBGM01 programs. The limited exclusive relationship under the Amended Catalent Agreements converts to a non-exclusive relationship (i) in the event Catalent fails to meet certain performance standards and (ii) following certain conditional events related to the divestiture by us of either PBFT02 or PBGM01, in which case, if such events occur, we would pay Catalent certain fees. In addition, in the event of certain transactions, we may terminate the Amended Catalent Agreements for convenience with respect to such products, in which case, we would pay to Catalent a certain termination fee.

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

For the treatment of FTD, there are no approved disease-modifying therapies. We consider our most direct competitors with respect to PBFT02 for the treatment of FTD-GRN to be Alector, Inc. (partnered with GlaxoSmithKline), which is conducting a Phase 3 clinical trial with a humanized anti-human sortilin monoclonal antibody for FTD-GRN, and Prevail Therapeutics Inc. (now part of Eli Lilly & Co), which is conducting a Phase 1/2 clinical trial for a gene therapy treatment for FTD-GRN. AviadoBio began enrolling their Phase 1/2 gene therapy trial in patients with FTD-GRN in the second half of 2023. Additional companies, including Kyowa Kirin Co., Ltd. and QurAlis Therapeutics, are conducting preclinical research using gene therapy approaches to treat patients with FTD-GRN. Denali Therapeutics Inc. in partnership with Takeda Pharmaceutical Company Limited is conducting a Phase 1/2 clinical trial for their recombinant progranulin protein in addition to their oral EIF2a modulator already in a Phase 1 clinical trial. VesperBio began Phase 1 enrollment for a small molecule sortilin antagonist program targeting FTD-GRN in the fourth quarter of 2023. We are also aware of other therapeutic approaches in preclinical development that may target FTD-GRN patients.

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

License Agreement

University of Pennsylvania

We have a research, collaboration and licensing agreement with Penn, as amended, or the Penn Agreement, for research and development collaborations and exclusive license rights to patents for certain products and technologies. Under the Penn Agreement, we have the option to obtain exclusive licenses to, and to fund, certain research relating to the preclinical development of selected products in research programs in rare monogenic CNS indications. We have eight remaining options available to commence additional licensed programs for CNS indications until August 3, 2026.

The Penn Agreement includes an exploratory research program to identify targets and early product candidates in certain agreed upon non-monogenic, non-rare, or large, CNS indications. The initial term of the exploratory research program is three years, or until August 2024, which term can be extended by mutual agreement. During such term, we will have an exclusive right of first negotiation to include additional targets to the exploratory research program in the agreed upon large CNS indications. Under the exploratory research program, we will have the right to further develop and commercialize any gene therapy product candidates specific for those selected targets that arise from the exploratory research programs by exercising one of our remaining eight options. We currently do not have any active exploratory research programs.

If we were to exercise any of the remaining options, we would owe Penn a non-refundable aggregate fee of $1.0 million per product indication, with $0.5 million due upfront and another $0.5 million fee owed upon a further developmental milestone.

We also fund discovery research conducted by Penn through August 3, 2026 and will receive exclusive rights, subject to certain limitations, to platform technologies resulting from the discovery research for our products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation improvements. This funding commitment for the discovery research is $5.0 million annually, paid in quarterly increments of $1.3 million through June 2026.

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

In addition to the exclusive licenses granted to us, on a CNS indication-by-indication basis, Penn has agreed that GTP will not collaborate with any commercial third party to develop another gene therapy product for the same indication until two years after the earlier of the filing of the IND or the clearance of the IND for a licensed product in such indication. Under the licensed Penn patent rights, Penn retains the right to conduct (and to authorize non-commercial third parties to conduct) certain educational, research, clinical and patient care activities.

Under the Penn Agreement, we are obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one licensed product for each of the licensed indications for prophylactic, diagnostic and therapeutic uses in humans. We may satisfy this obligation by achieving, for each licensed product, certain diligence events by a specified achievement date, which dates may be extended under certain circumstances. Pursuant to the agreement, Penn will be responsible for preclinical development activities, including all IND-enabling non-clinical studies and research grade manufacturing, and other collaborative activities set forth in the plan for the funded research, and we will be responsible for regulatory strategy and operations, clinical development, cGMP manufacture and commercialization of all licensed products.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary and/or intellectual property protection in the United States and other countries for our current product candidates and future products, as well as our core technologies, including our manufacturing know-how. We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to the development of our business by seeking, maintaining, and defending our intellectual property, whether developed internally or licensed from third parties. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of gene therapy. Additionally, we intend to rely on regulatory protection afforded through rare drug designations, data exclusivity and market exclusivity as well as patent term extensions, where available.

Currently, our patent protection consists of patents and patent applications that (i) we have in-licensed from Penn under the Penn Agreement for our product candidates in our licensed indications and (ii) we own solely based on internally developed processes for manufacturing our products.

The in-licensed patent applications are directed to new AAV capsids and certain defined variants, to recombinant AAV viruses, or rAAVs, capable of delivering certain genes into human cells to treat monogenic diseases of the CNS, to methods of treating those monogenic diseases with rAAV, as well as certain aspects of our manufacturing capabilities and related technologies. Our in-licensed patent portfolio currently includes:

•	two patent families with claims directed to rAAV for use in treating FTD. The first patent family includes applications pending in fourteen jurisdictions, including the U.S., Argentina, Brazil, Canada, China, Europe, Israel, Japan, and Korea. Any patents that may issue from applications in this family are expected to expire on February 21, 2040, absent any term adjustments or extensions. The second patent family includes applications in sixteen jurisdictions, including the U.S., Argentina, Taiwan, Brazil,

Canada, China, Europe, Israel, Japan and Korea. Any patents that may issue from applications in this family are expected to expire on August 26, 2041, absent any term adjustments or extensions;
•	a patent family with patents granted in the U.S., Europe, and South Africa and applications pending in the U.S. and certain foreign jurisdictions with claims directed to rAAVs having an AAVhu68 capsid. We exclusively licensed this patent family for licensed products within our rare, monogenic field of use indications. Patents that have issued or may issue from applications in this family are expected to expire on February 27, 2038, absent any term adjustments or extensions;
•	two patent families with claims directed to an rAAV containing a coding sequence of human β-gal for use in treating GM1. The first patent family includes pending applications in fourteen jurisdictions, including the U.S., Argentina, Brazil, Canada, China, Europe, Israel, Japan, and Korea. Any patents that may issue from applications in this family are expected to expire on September 30, 2039, absent any term adjustments or extensions. The second patent family includes applications pending in sixteen jurisdictions, including the U.S., Argentina, Brazil, Canada, China, Europe, Israel, Japan, and Korea. Any patents that may issue from applications in this family are expected to expire on February 1, 2041, absent any term adjustments or extensions;
•	two patent families with claims directed to rAAV for use in treating Krabbe. The first patent family includes pending applications in fifteen jurisdictions, including the U.S., Argentina, Australia, Brazil, Canada, China, Europe, Israel, Japan, and Korea. Any patents that may issue from applications in this family are expected to expire on February 26, 2040, absent any term adjustments or extensions. The second patent family includes pending applications in sixteen jurisdictions, including the U.S., Argentina, Australia, Brazil, Canada, China, Europe, Israel, Japan, and Korea. Any patents that may issue from applications in this family are expected to expire on May 11, 2041, absent any term adjustments or extensions; and,
•	two patent families with claims directed to rAAV for use in treating MLD. The first patent family includes applications pending in fifteen jurisdictions, including the U.S., Argentina, Brazil, Canada, China, Europe, Israel, Japan, and Korea. Any patents that may issue from applications in this family are expected to expire on May 24, 2040, absent any term adjustments or extensions. The second patent family includes applications pending in Argentina and Taiwan, and a patent cooperation treaty, or PCT, application. Any patents that may issue from applications in this family are expected to expire on January 10, 2043, absent any term adjustments or extensions. We also have options under the Penn Agreement to add additional intellectual property to our existing license, as described in the section “License Agreement”.

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

Our ability to stop third parties from making, using, selling, offering to sell or importing our products may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. With respect to our owned or licensed intellectual property, we cannot be sure that patents will issue with respect to any of the pending patent applications to which we own or license rights or with respect to any patent applications that we or our licensors may file in the future, nor can we be sure that any of our licensed patents or any patents that may be issued in the future to us or our licensors will be commercially useful in protecting our product candidates and methods of manufacturing the same. Moreover, we may be unable to obtain patent protection for certain of our product candidates generally, as well as with respect to certain indications. See the section entitled “Risk Factors—Risks Related to Our Intellectual Property” for a more comprehensive description of risks related to our intellectual property.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to biological products intended to treat a rare disease or condition—generally a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a product available in the United States for such disease or condition will be recovered from sales of the product. Orphan Drug Designation must be requested before submitting a BLA. After the FDA grants Orphan Drug Designation, the identity of the biological product and its potential orphan disease use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA approval for a particular active moiety to treat a particular disease with FDA Orphan Drug Designation is entitled to a seven-year exclusive marketing period in the United States for that product in the approved indication. For large molecule drugs, including gene therapies, sameness is determined based on the principal molecular structural features of a product. As applied to gene therapies, the FDA has recently issued final guidance in which it stated it generally intends to consider certain key features, such as the transgenes expressed by the gene therapy and the vectors used to deliver the transgene, to be principal molecular structural features. With regard to vectors, the FDA generally intends to consider whether two vectors from the same viral class are the same or different on a case-by-case basis. The FDA does not intend to consider minor differences between transgenes and vectors to be different principal molecular structural features. When two gene therapy products express the same transgene and have or use the same vector, determining whether two gene therapies are the same drug may also depend on additional features of the final gene therapy product, such as regulatory elements and the cell type that is transduced (for genetically modified cells). In such cases, the FDA generally intends to determine whether two gene therapy products are different on a case-by-case basis. During the seven-

year marketing exclusivity period, the FDA may not approve any other applications to market a biological product containing the same principal molecular structural features for the same indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. A product can be considered clinically superior if it is safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biological product for the same disease or condition, or the same biological product for a different disease or condition. Among the other benefits of Orphan Drug Designation are tax credits for certain research and a waiver of the BLA user fee.

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

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, biotechnology company activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, or HHS (e.g., the Office of Inspector General and the Office for Civil Rights), the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. The laws biotechnology companies may have to comply with include the anti-fraud and abuse provisions of the Social Security Act, the federal false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended, as applicable.

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

Different pricing and reimbursement schemes exist in other countries. In the European Union, or EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

Healthcare Reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. Healthcare reform proposals recently culminated in the enactment of the Inflation Reduction Act, or IRA, which will eliminate, beginning in 2025, the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA will also allow HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source biologics that have been approved for at least 11 years (seven years for drugs) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products begin in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations, and by October 1, 2023, each manufacturer of the selected drugs signed a manufacturer agreement to participate in the negotiations. HHS will announce the negotiated maximum fair prices by September 1, 2024, and this price cap, which cannot exceed a statutory ceiling price, will come into effect on January 1, 2026. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, some significant, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions are taking effect progressively starting in 2023, although they may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and the pricing of our products and product candidates. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented in the future.

Employees and Human Capital Resources

As of December 31, 2023, we had 58 full-time employees. From time to time, we also retain independent contractors to support our organization. Of these employees, 17 held Ph.D., Pharm.D. or M.D. degrees, and 36 were engaged in research, development and technical operations. All of our employees are based in the United States. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Our Mission and Our Employees

At Passage Bio, our mission is to improve the lives of patients with neurodegenerative diseases, while also building strong relationships with the communities we serve. We embrace collaboration, discipline and efficiency, while welcoming fresh ideas and stimulating personal development. We align our core values with our mission statement, which is outlined below:

●	Put Patients First

o	We place the health and safety of our patients at the center of every decision we make
o	We value the voice of our patient communities; we listen and we learn
o	We are driven to improve patients’ lives; they are relying on us

●	Commit to Excellence
o	We apply leading-edge science and technology to develop gene therapies for our patients
o	We strive to be the best in everything we do
o	We embrace diversity and inclusion as essential to the success of our company
o	We have an unrelenting focus on quality

●	Make an Impact
o	We act with a sense of urgency; patients are waiting
o	We are nimble and adaptable in driving toward our goals
o	We approach every day with courage and tenacity

●	Act with Integrity
o	We communicate openly, honestly and respectfully with each other
o	We make decisions based on what’s right
o	We are accountable for our actions
o	We care about our community and strive to be good citizens

●	Succeed Together
o	We are all part of the solution and help each other be successful
o	We innovate by challenging the status quo, taking appropriate risk and encouraging diversity of thought
o	We value and foster collaboration, both internally and with our external partners
o	We work hard and find ways to make it fun

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

Given the highly competitive nature of our industry and the importance of recruitment and retention to our success, we strive to provide our employees with what we believe is a very competitive and comprehensive total rewards package of compensation, benefits and services. This package includes competitive market pay, healthcare benefits for employees and family members, life insurance benefits, short and long-term disability benefits, generous paid time off benefits, parental leave, bereavement leave, flexible work schedules, a 5% employer match of employee contributions to our sponsored retirement plans, and an annual stipend for employees to spend on professional development. Additionally, we also offer every full-time employee the benefit of equity ownership in our Company through our equity plans.

The compensation and benefits program is governed by our board of director’s Compensation Committee. Specifically, the Compensation Committee, with advice from an independent executive compensation consulting firm, determines compensation for the Chief Executive Officer and other executive officers, which includes an evaluation of market rates for all components of compensation.

Our Compensation Committee and an independent executive compensation consulting firm also evaluate and recommend the framework of compensation and benefit plans, as it relates to discretionary non-equity incentive plans and equity incentive plans, for non-executive officers. For non-executive officers, we utilize a third-party resource to evaluate market rates for base compensation.

Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business.

We are currently a defendant in litigation with a former employee in the Court of Common Pleas of Philadelphia County (Commerce Division), or the Court, relating to a claim of breach of contract and violation of the Pennsylvania Wage Payment and Collection Law. The plaintiff claims that, pursuant to an alleged settlement agreement reached on February 3, 2020, we agreed to issue plaintiff 150,000 shares of our common stock and that such shares would not be subject to the reverse stock split implemented by us in connection with our initial public offering on February 14, 2020. The plaintiff’s claim is for an amount in the mid-single digit millions of dollars. We disagree with the allegations that there was ever a binding settlement agreement or that any shares would not be subject to the reverse stock split, and we believe the plaintiff’s claim is without merit. In October 2023, the Court denied both the Company’s and the plaintiff’s motions for summary judgement and therefore we anticipate that this matter will go to trial in 2024. We intend to vigorously defend against these claims, and believe we have strong arguments to prevail in the litigation. There can be no assurance that we will prevail on our claims.

Other than the above, we are not presently a party to any legal proceedings that, in the opinion of management, could have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.

Corporate Information

We were incorporated under the laws of the State of Delaware in July 2017 under the name Passage Bio, Inc. Our principal executive office is located at One Commerce Square, 2005 Market Street, 39th Floor, Philadelphia, Pennsylvania, 19103, and our telephone number is (267) 866-0311. Our website address is www.passagebio.com. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated by reference into, this Annual Report.

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

We have incurred net losses since our inception in 2017. We incurred net losses of $102.1 million and $136.1 million for the year ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $594.5 million. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs, acquiring the rights to our product candidates, and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We expect that it will be several years, if ever, before we have a commercialized product. We anticipate that our expenses will increase substantially if, and as, we:

•	advance our product candidates from the preclinical or discovery stage to the clinical development stage;
•	advance our clinical product candidates into later stage clinical development;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	hire additional clinical, quality control, regulatory, manufacturing, scientific and administrative personnel;
•	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;
•	expand or build our internal manufacturing capabilities;

•	maintain, expand and protect our intellectual property portfolio; and
•	incur additional legal, accounting or other expenses in operating our business, including the additional costs associated with operating as a public company.

In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.

We have never generated revenue from product sales and may never achieve or maintain profitability.

We have no products approved for commercial sale and have not generated any revenue from commercial product sales. To become and remain profitable, we must develop and eventually commercialize product candidates with significant market potential, which will require us to be successful in a range of challenging activities. These activities can include completing preclinical studies and initiating and completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, obtaining coverage and adequate reimbursement from government and third-party payors, marketing, distributing, and selling those products that are approved and satisfying any post marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability.

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

We will require substantial future capital in order to complete planned and future preclinical and clinical development for our portfolio of product candidates and potentially commercialize these product candidates, if approved. If our product portfolio progresses into later stage clinical trials, or our current preclinical product candidates progress into the clinical trial stage, we expect our spending levels to significantly increase in connection with our continued clinical trial activities and production of our clinical product candidates’ supply. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our ability to raise additional funds also depends on general financial, economic and market conditions as well as other factors, including financial institutions that may experience insolvency or financial distress similar to that experienced by both Silicon Valley Bank and Signature Bank in March 2023, over which we may have no or limited control. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

Our operations have consumed significant amounts of cash since inception. As of December 31, 2023, our cash, cash equivalents and marketable securities were $114.3 million. We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	the scope, timing, progress and results of discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
●	the expenses of manufacturing our product candidates for clinical trials and in preparation for marketing approval and commercialization;
●	the extent to which we enter into collaborations or other arrangements with additional third parties in order to further develop our product candidates;
●	the expenses of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the expenses and fees associated with the discovery, acquisition or in-license of additional product candidates or technologies;
●	our ability to establish collaborations on favorable terms, if at all;
●	the expenses required to scale up our clinical, regulatory and manufacturing capabilities;
●	the expenses of future commercialization activities, if any, including establishing sales, marketing, manufacturing and distribution capabilities, for any of our product candidates for which we receive marketing approval;
●	the availability of coverage and adequate reimbursement from government and third-party payors for our product candidates for which we receive marketing approval; and
●	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval.

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

Risks Related to Product Development and Regulatory Approval

PBFT02 is currently our sole clinical stage product candidate and we may not be able to successfully develop and commercialize PBFT02.

We are currently dependent on the potential development of a single clinical product candidate, PBFT02. We are still developing our sole clinical product candidate, and PBFT02 cannot be marketed or sold in the United States or in foreign markets until regulatory approval has been obtained from the FDA or applicable foreign regulatory agencies. The process of obtaining regulatory approval is expensive and time consuming. The FDA and foreign regulatory authorities may never approve PBFT02 for sale and marketing, and even if PBFT02 is ultimately approved, regulatory approval may be delayed or limited in the United States or in other jurisdictions. Even if we are authorized to sell and market PBFT02 in one or more markets, there is no assurance that we will be able to successfully market PBFT02 or that PBFT02 will achieve market acceptance sufficient to generate profits. If we are unable to successfully develop and commercialize PBFT02 due to failure to obtain regulatory approval for PBFT02, to successfully market PBFT02, to generate profits from the sale of PBFT02, or due to other risk factors outlined in this report, it would have material adverse effects on our business, financial condition, and results of operations.

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

The clinical and commercial success of our product candidates will depend on several factors, including the following:

●	timely and successful completion of preclinical studies, including toxicology studies, biodistribution studies, biocompatibility studies and minimally efficacious dose studies in animals, where applicable;
●	effective INDs or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
●	successful enrollment and completion of clinical trials, including under the international current Good Clinical Practices, or cGCPs, and current Good Laboratory Practices, or GLPs;
●	positive results from our current and future clinical programs that support a finding of safety and effectiveness and an acceptable benefit-risk profile of our product candidates in the intended populations;
●	receipt of marketing approvals from applicable regulatory authorities;
●	establishment of arrangements with third-party manufacturers or our own facilities for clinical supply and, where applicable, commercial manufacturing capabilities;
●	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;
●	commercial launch of our product candidates, if approved, whether alone or in collaboration with others;
●	acceptance of the benefits and use of our product candidates, including method of administration, if and when approved, by patients, the medical community and third-party payors;

●	effective competition with other therapies;
●	establishment and maintenance of healthcare coverage and adequate reimbursement and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement;
●	establishment of a physician training system and network for administration of our product candidates by administration into the ICM;
●	enforcement and defense of intellectual property rights and claims; and
●	maintenance of a continued acceptable safety, tolerability and efficacy profile of our product candidates following approval.

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

All of our product candidates are in clinical or preclinical development and their risk of failure is high. We also rely on third-parties, and currently primarily GTP, for our preclinical and IND-enabling studies. It is impossible to predict when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans. For example, our IND for PBGM01 for the treatment of GM1, for which, in order to reduce operating expenses, we have stopped further clinical development and are exploring out-licensing opportunities for this asset, was initially placed on clinical hold. Even though the FDA removed the clinical hold on the IND for PBGM01, other future product candidates may be subject to clinical holds in the future. Clinical testing can take many years to complete, and its outcome is inherently uncertain. We will rely on contract laboratories and other third parties, or our CROs, for the clinical development of our clinical product candidates. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials or early cohorts of our clinical trials of our product candidates, including early biomarker data, may not be predictive of the results of later-stage clinical trials or later cohorts of our clinical trials. Early clinical trials and in particular initial cohorts of early clinical trials often enroll significantly fewer patients than later stage clinical trials or later cohorts of the same clinical trial and may not be as predictive as larger trials. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful or come to agreement on other aspects of clinical trial design. Moreover, a clinical trial can fail at any stage of testing. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of product candidates proceeding through clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support clinical development of our current or any of our future product candidates.

We or our collaborators may experience delays in initiating or completing clinical trials. We or our collaborators also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our clinical product candidates or any future product candidates, including:

●	regulators, such as the FDA, may place our clinical trials on clinical hold;
●	institutional review boards, or IRBs, the FDA or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trial sites deviating from trial protocol or dropping out of a trial;
●	novel therapies, such as gene therapies with less well-characterized safety profiles, may require slower or more staggered early clinical trial enrollment to adequately assess safety data;
●	clinical trials of any product candidates may fail to show safety or efficacy, produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
●	the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or subjects may drop out of these clinical trials or fail to return for post-treatment follow up at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	we may elect to, or regulators, IRBs, or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our trials are being exposed to unacceptable health risks;
●	the related expenses of clinical trials of any of our product candidates may be greater than we anticipate;
●	the quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be inadequate to initiate or complete a given clinical trial;
●	our inability to manufacture sufficient quantities of our product candidates for use in clinical trials;
●	reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates;
●	our failure to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidate as well as data emerging from other molecules in the same class as our product candidate; and
●	the FDA or ex-U.S. regulatory agencies may require us to submit additional data such as long-term toxicology studies or impose other requirements before permitting us to initiate a clinical trial.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including: the size and nature of the patient population; the number and location of clinical sites we enroll; the proximity of patients to clinical sites; the eligibility and exclusion criteria for the trial; the design of the clinical trial; the inability to obtain and maintain patient consents; the risk that enrolled participants will drop out before completion; and competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications being investigated by us. Furthermore, we expect to rely on our collaborators, CROs and clinical trial sites to ensure the proper and timely conduct of our future clinical trials, including the patient enrollment process, and we have limited influence over their performance. Additionally, we could encounter delays if treating physicians encounter unresolved ethical issues associated with enrolling patients in future clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. For example, treating physicians with eligible patients for our FTD trial may instead elect to use alternative treatment approaches from our competitors, if such competitors are to receive regulatory approval in advance of our program, in lieu of enrolling in our clinical trial.

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA or other regulatory authorities, or if a clinical trial is recommended for suspension or termination by the Independent Data Monitoring Committee for such trial. A suspension or termination may be imposed due to a number of factors, including: failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols; inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold; unforeseen safety issues or adverse side effects; failure to demonstrate a benefit from using a product or treatment; failure to establish or achieve clinically meaningful trial endpoints; changes in governmental regulations or administrative actions; or lack of adequate funding to continue the clinical trial. Clinical studies may also be delayed or terminated as a result of ambiguous or negative interim results. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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

Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time of such testing may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. Delays associated with programs for which we are conducting preclinical testing and studies may cause us to incur additional operating expenses. We may experience unexpected or adverse results in our ongoing or future clinical trials. We will be required to demonstrate through adequately designed and executed clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Our initial clinical trials have started with relatively small cohorts before expanding in size in subsequent cohorts. If safety issues arise in an early cohort, we may be delayed or prevented from subsequently expanding into larger trial cohorts. Earlier gene therapy clinical trials conducted by others also utilized AAV vectors. However, these studies should not be relied upon as evidence that our planned clinical trials will succeed. Trial designs and results from previous trials are not necessarily predictive of our future clinical trial designs or results, and initial positive results we may observe may not be confirmed upon full analysis of the complete trial data. In addition, the positive results we have observed for our product candidates in preclinical animal models may not be predictive of our future clinical trials in humans. Our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development even if they successfully advance through initial clinical trials.

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

For example, in our clinical study for PBKR03, for which, in order to reduce operating expenses, we have stopped further clinical development and are exploring out-licensing opportunities for this asset, a patient experienced a grade 4 serious adverse event of acute communicating hydrocephalus. Additional possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration which, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment. For example, in previous third-party clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a T-cell immune response, whereby after the vector is within the target cells, the cellular immune response system triggers the removal of transduced cells by activated T-cells. Other recent clinical trials involving high doses of AAV vectors have also resulted in liver damage and death. Further, following administration of any AAV vector, patients are likely to develop neutralizing antibodies specific to the vector administered. Other preclinical studies have suggested that high dosages of AAV administration may result in toxicity due to degeneration of the dorsal root ganglia. Preliminary results of our NHP toxicology studies for our PBGM01 and PBFT02 product candidates have demonstrated trigeminal ganglia and dorsal root ganglia toxicity. Based on these results, and if our vectors demonstrate a similar effect in other programs, we may decide or be required to perform additional preclinical studies or to halt or delay further clinical development of our product candidates.

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

Regulatory approval of and/or demand for our potential products will depend in part on public acceptance of the use of genetic medicine for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that genetic medicines are unsafe, unethical or immoral, and consequently, our products may not gain the acceptance of the public or the medical community. Adverse public attitudes may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians prescribing, their patients being willing to receive, and third-party payors being willing to cover and reimburse for, treatments that involve the use of product candidates we may develop.

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

Certain disorders we seek to treat have low incidence and prevalence, and it may be difficult to identify patients with these disorders, which may lead to delays in enrollment for our trials or slower commercial revenue if approved.

Genetically defined disorders generally, and especially those for which certain of our current product candidates are targeted, have low incidence and prevalence. For example, we estimate the prevalence of FTD-GRN deficiency in the United States and Europe is approximately 18,000. This could be a significant obstacle to the timely recruitment and enrollment of a sufficient number of eligible patients into our trial. Further, we expect to rely in part on our relationships with patient advocacy groups to assist in identifying eligible patients, and any deterioration of those relationships could impede our ability to successfully enroll patients. Patient enrollment may be affected by other factors including:

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

Our inability to enroll a sufficient number of patients with these diseases for our planned clinical trials, including FTD-GRN, would result in significant delays and could require us to not initiate or abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

Additionally, our projections of the number of people who have these disorders, including FTD-GRN, are based on estimates, including third-party analyses commissioned by us. The total addressable market opportunity for our product candidates will ultimately depend upon, among other things, the final approved product labeling for each of our product candidates, if our product candidates are approved for sale in our target indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients globally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Our products may potentially be dosed on a one-time basis, which means that patients who enroll in our clinical trials may not be eligible to receive our products on a commercial basis if they are approved, leading to lower revenue potential.

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

Approval of our product candidates may be delayed or refused for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials, including the methods for collecting and analyzing data, the statistical analysis plan, and the lack of a concurrent control arm or a decision to use external or historical controls;
●	the FDA or comparable foreign regulatory authorities may not agree that the efficacy endpoints used in our clinical trials are appropriate to establish clinical benefit in the intended populations;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidates are safe and effective for any of their proposed indications;
●	development of products for ultra rare diseases may involve the use of natural history data as an external control. We may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that the control arm(s) are adequate to establish the safety and/or effectiveness of our product candidates;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities a durable response to our product candidates;
●	we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical programs or clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
●	the facilities of the third-party manufacturers with which we contract may not be adequate to support approval of our product candidates;
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and
●	even if our product candidates meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process.

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

Our business model is centered on developing therapies for patients with CNS disorders by establishing focused selection criteria to select, develop and advance product candidates that we believe will have a high probability of technical and regulatory success through development into commercialization. We may not be able to continue to identify and develop new product candidates in addition to the pipeline of product candidates that we have established through our collaboration with GTP. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development. For example, they may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our approach, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

Risks Related to Our Reliance on Third Parties

We currently rely on our collaboration with GTP, for many aspects of our preclinical research and development programs, including for discovering, preclinically developing and conducting IND-enabling studies for our clinical product candidates and our near-term future pipeline of product candidates. Failure or delay of GTP to fulfill all or part of its obligations to us under the agreement, a breakdown in collaboration between the parties or a complete or partial loss of this relationship could materially harm our business.

Our collaboration with GTP has been critical to the development of our current clinical pipeline. We entered into an amended and restated Research, Collaboration & License Agreement in May 2020, as subsequently amended, or the Penn Agreement, with GTP to discover and develop certain AAV vector based therapeutics, and the products developed under such collaboration currently represent all of our product pipeline and research programs. We currently rely on GTP for preclinical research and development capabilities for new product candidates. Pursuant to the Penn Agreement, GTP is responsible for discovery, preclinical development activities, including IND-enabling non-clinical studies and research grade manufacturing, and other collaborative activities set forth in the plan for the funded research. Either party has the right in certain circumstances to terminate the collaboration pursuant to the terms of the Penn Agreement. If GTP delays or fails to perform its obligations under the Penn Agreement, disagrees with our interpretation of the terms of the collaboration or our discovery plan or terminates our existing agreement, our future pipeline of product candidates could be significantly adversely affected and our prospects will be materially harmed.

The term of the research funding portion of the Penn Agreement, under which we have the ability to acquire exclusive rights to additional gene therapy products for CNS indications, expires in August 2026. In addition, the discovery program, under which we have rights to new technologies for our product candidates is currently also set to expire in August 2026. The term of the exploratory research program in large indications expires in August 2024. If we seek to extend or alter the terms of our collaboration, we will need to negotiate a new or amended agreement, which may not be available to us on equally favorable terms, if at all. GTP has also entered into collaborations with third parties, including certain of our competitors, addressing targets and disease indications outside the scope of our collaboration. As a result, GTP may have competing interests with respect to their priorities and resources. We may have disagreements with GTP with respect to the interpretation of the Penn Agreement, use of resources or otherwise that could cause our relationship with GTP to deteriorate. As a result, GTP may reduce their focus on, and resources allocated to, our programs, potentially delaying or terminating our ability to advance product candidates through preclinical studies. Additionally, if Dr. Wilson were to leave GTP or to otherwise no longer be meaningfully involved with us, our preclinical research and development capabilities may be substantially reduced.

Further, under the Penn Agreement, GTP is primarily responsible for prosecuting and maintaining our licensed intellectual property, and it may fail to properly prosecute, maintain or defend such intellectual property. In such event, if we are unable to otherwise maintain or defend such intellectual property, we could face the potential invalidation of the intellectual property or be subjected to litigation or arbitration, any of which would be time-consuming and expensive. To enforce the licensed intellectual property rights under the Penn Agreement, we will need to coordinate with GTP, which could slow down or hamper our ability to enforce our licensed intellectual property rights. In such event, we could face increased competition that could materially and adversely affect our business.

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

Although we have recruited a team that has experience with clinical trials, as a company we have limited experience in conducting clinical trials. Moreover, we currently rely on third-parties, currently primarily GTP, for our discovery and certain of our preclinical research and will continue to rely upon medical institutions, clinical investigators, and CROs to conduct clinical trials for our product candidates. We expect to rely heavily on these parties for execution of preclinical and clinical trials for our product candidates and control only certain aspects of their activities. If these parties reduce the levels of efforts and resources to our product candidate activities, prioritize work with a competitor of ours or if a dispute were to arise between us and these parties, they may not meet our expected deadlines or provide us with sufficient materials for our regulatory filings. Nevertheless, we will be responsible for ensuring that each of our preclinical and clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our preclinical studies and clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

We, GTP, and our CROs will be required to comply with regulations, including cGCPs for conducting, monitoring, recording and reporting the results of preclinical and clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any drugs in clinical development. The FDA enforces cGCP regulations through periodic inspections of clinical trial sponsors, principal investigators, and trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials will comply with cGCPs. In addition, our clinical trials must be conducted with product candidates produced in accordance with the requirements in the current Good

Manufacturing Practices, or cGMP regulations. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action.

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

We may decide to pursue collaborations with additional pharmaceutical and biotechnology companies for the development and potential commercialization of some of our product candidates. In particular, we recently announced that we are pursuing potential out-licensing opportunities for our pediatric portfolio of clinical programs including GM1, Krabbe, and MLD. We face significant competition in seeking appropriate collaborators. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the collaborator terminates the collaboration. In addition, a significant number of recent business combinations among large pharmaceutical companies has resulted in a reduced number of potential future collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

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

We may have conflicts with our collaborators, including GTP, such as conflicts concerning the interpretation of preclinical or clinical data, the achievement of milestones, the interpretation of contractual obligations, payments for services, development obligations or the ownership of intellectual property developed during our collaboration. If any conflicts arise with any of our collaborators, such collaborator may act in a manner that is adverse to our best interests. Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating revenues: unwillingness on the part of a collaborator to pay us milestone payments or royalties we believe are due to us under a collaboration, which could require us to raise additional capital; uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations; unwillingness by the collaborator to cooperate in the development or manufacture of the product, including providing us with product data or materials; unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities; initiating of litigation or alternative dispute resolution options by either party to resolve the dispute; or attempts by either party to terminate the relevant agreement.

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

We currently rely on third parties to develop, manufacture and test clinical supplies of our product candidates, including the materials used to administer our product candidates. For our initial clinical trials, we rely on the manufacturing facility of Catalent Maryland, a unit of Catalent, Inc., or Catalent, for supply of our product candidates. We have limited experience as a company in developing manufacturing facilities. If or when we decide to construct our own manufacturing facility for long-term commercial market supply, we may face delays in building out a plant, constructing new facilities, transferring technology to the facilities or hiring experts to staff and operate the facilities and, accordingly, our production capacity could be limited. We have established internal testing operations supporting our preclinical and clinical manufacturing in addition to using external contract testing labs and established analytical development and process development capabilities to support our pipeline. The manufacturing processes used to produce our product candidates are complex, novel and have not been validated for commercial use. Many factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers.

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

While we are in the process of establishing manufacturing capability for certain clinical manufacturing activities, we do not currently plan to independently manufacture most of the material for our planned clinical programs. We currently rely, and expect to continue to rely, on third parties for the production of our preclinical study and planned clinical trial materials, including the materials used to administer our product candidates and, therefore, we can control only certain aspects of their activities. The competition for gene therapy contract development, manufacturing and testing is intense. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves, including but not limited to potential competition from other genetic biotechnology companies for the use of such third-party manufacturers. For example, we currently rely on Catalent to manufacture our clinical supply. However, following the recently announced acquisition of Catalent by Novo Holdings A/S, we may face delays or other risks to our manufacturing process depending on any changes implemented as result of such transaction.

While we have secured an agreement with Catalent to manufacture clinical supply of our product candidates, we have not yet secured manufacturing capabilities for commercial quantities of our product candidates. To date, while we have a collaboration agreement with Catalent, we have only entered into agreements with such manufacturer to support our clinical studies. We may be unable to negotiate binding agreements with the manufacturers to support our potential commercialization activities at commercially reasonable terms. In addition, under our current agreements with Catalent, (i) we no longer have exclusive access to the dedicated clean room suite and may not be able to secure future capacity or to meet our requirements for future clinical and commercial supply and (ii) we have an exclusive obligation to manufacture certain products with Catalent and therefore we may be unable to work with other third-party manufacturers. As a result, we may be unable to continue to develop and commercialize our products or product candidates.

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

For the treatment of FTD, there are no approved disease-modifying therapies. We consider our most direct competitors with respect to PBFT02 for the treatment of FTD-GRN to be Alector, Inc. (partnered with GlaxoSmithKline), which is conducting a Phase 3 clinical trial with a humanized anti-human sortilin monoclonal antibody for FTD-GRN, and Prevail Therapeutics Inc. (now part of Eli Lilly & Co), which is conducting a Phase 1/2 clinical trial for a gene therapy treatment for FTD-GRN. AviadoBio began enrolling their Phase 1/2 gene therapy trial in patients with FTD-GRN in the second half of 2023. Additional companies, including Kyowa Kiran Co., Ltd. and QurAlis Therapeutics, are conducting preclinical research using gene therapy approaches to treat patients with FTD-GRN. Denali Therapeutics Inc. in partnership with Takeda Pharmaceutical Company Limited is conducting a Phase 1/2 clinical trial for their recombinant progranulin protein in addition to their oral EIF2a modulator already in a Phase 1 clinical trial. VesperBio began Phase 1 enrollment for a small molecule sortilin antagonist program targeting FTD-GRN in the fourth quarter of 2023. We are also aware of other therapeutic approaches in preclinical development that may target FTD-GRN patients.

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

●	the efficacy, durability and safety of such product candidates as demonstrated in clinical trials;
●	the potential and perceived advantages of product candidates over alternative treatments;
●	the cost of treatment relative to alternative treatments;
●	the clinical indications for which the product candidate is approved by the FDA or ex-U.S. regulatory authorities;
●	the willingness of physicians to order genetic testing for potential target patient populations;
●	the willingness of potential patients to have genetic testing and counseling;
●	the willingness of physicians to prescribe new therapies, including therapies using ICM administration;
●	our ability to successfully train neurosurgeons and interventional radiologists in ICM administration of our product candidates;
●	the willingness of the target patient population to try new therapies and a therapy with ICM administration;
●	the prevalence and severity of any side effects;
●	product labeling or product insert requirements of the FDA or ex-U.S. regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
●	relative convenience and ease of administration;
●	the strength of marketing and distribution support;
●	the timing of market introduction of competitive products and the perceptions of such competitive products compared to our products;
●	publicity concerning our products or competing products and treatments;
●	the pricing of our products, particularly as compared to alternative treatments; and
●	sufficient third-party payor coverage and adequate reimbursement from government and third-party payors and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement.

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

Currently, most of our intellectual property protection consists of patent applications that we have in-licensed from GTP under the Penn Agreement. The in-licensed patent applications are directed to certain new AAV capsids, to recombinant AAV viruses, or rAAV, capable of delivering certain genes into human cells to treat disorders of the CNS, to methods of treating those diseases with rAAV, as well as to certain aspects of our manufacturing capabilities and related technologies. Our intellectual property also includes patent applications that we solely own that cover processes that we developed for manufacturing our rAAV products.

We also have options under the Penn Agreement to add additional intellectual property to our existing license.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our own or licensed patent applications will mature into issued patents, and cannot provide any assurances that any such patents, if issued, will include claims with a scope sufficient to protect our current and future product candidates or otherwise provide any competitive advantage. Additionally, patents can be enforced only in those jurisdictions in which the patent has issued. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after its first nonprovisional U.S. filing. The natural expiration of a patent outside of the United States varies in accordance with provisions of applicable local law, but is generally 20 years from the earliest local filing date. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

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

Other parties have developed technologies that may be related or competitive to our own and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and in other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether the inventors of our own or licensed patents and applications were the first to make the inventions claimed in those patents or pending patent applications, or that they were the first to file for patent protection of such inventions. Further, we cannot assure you that all of the potentially relevant prior art relating to our own or licensed patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application. As a result, the issuance, scope, validity and commercial value of our patent rights cannot be predicted with any certainty. Further, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Even if we acquire patent protection that we expect should enable us to maintain competitive advantage, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Third parties, including competitors, may challenge the inventorship, scope, validity, or enforceability thereof, which may result in such patents being narrowed, invalidated or held unenforceable. If issued, our own or licensed patents may be challenged in patent offices in the United States and international markets, or in court. For example, we may be subject to a third-party submission of prior art to the U.S. Patent and Trademark Office, or USPTO, challenging the validity of one or more claims of our own or licensed patents, once issued. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our pending own or licensed patent applications. We may become involved in opposition, reexamination, inter partes review, post-grant review, derivation, interference, or similar proceedings in the United States or abroad challenging the claims of patents that we own or have licensed, once issued. Furthermore, patents that we have licensed may be challenged in court, once issued. Competitors may claim that they invented the inventions claimed in such patents or patent applications prior to the inventors of our own or licensed patents, or may have filed patent applications before the inventors of our licensed patents did. A competitor may also claim that we are infringing its patents and that we therefore cannot practice our technology as claimed under our licensed patent applications and patents, if issued. As a result, one or more claims of our own or licensed patents may be narrowed or invalidated. In litigation, a competitor could claim that our patents, if issued, are not valid for a number of reasons. If a court agrees, we would lose our rights to those challenged patents.

Even if they are unchallenged, our own or licensed patents and pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our own or licensed patents by developing similar or alternative technologies or therapeutics in a non-infringing manner. For example, even if we have a valid and enforceable patent, we may not be able to exclude others from practicing our invention if the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. Moreover, a third party may develop a competitive product that provides benefits similar to one or more of our product candidates but that uses a vector or an expression construct that falls outside the scope of our patent protection or license rights. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidates could be negatively affected, which would harm our business.

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

We currently rely on licenses and sublicenses from third parties, in particular GTP, and will continue to rely on third parties for the research, development, manufacturing and commercialization of our current product candidates. If any of our licenses or relationships or any in-licenses on which our licenses are based are terminated or breached, we may:

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

If we breach any of the agreements under which we license the use, development and commercialization rights to our product candidates or technology from third parties, we could lose license rights that are important to our business. Our current clinical product candidates and pipeline are, and our anticipated near term pipeline will be, licensed from GTP.

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

Our clinical product candidates currently target indications with small patient populations. In order for products that are designed to treat smaller patient populations to be commercially viable, the reimbursement for such products must be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement a coverage and reimbursement strategy for any approved product candidate that accounts for the smaller potential market size. If we are unable to establish or sustain coverage and adequate reimbursement for any future product candidates from third-party payors, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved.

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

We have obtained Fast Track Designation for PBFT02 for the treatment of FTD-GRN. We may seek Fast Track Designation for one or more of our other product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

If we decide to seek Orphan Drug Designation for some of our product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for supplemental market exclusivity.

We have obtained Orphan Drug Designation for PBFT02 for the treatment of FTD-GRN. We have sought and may continue to seek Orphan Drug Designation for one or more of our other product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as tax advantages and user-fee waivers. Opportunities for grant funding toward clinical trial costs may also be available for clinical trials of drugs for rare diseases, regardless of whether the drugs are designated for the orphan use. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication for seven years, except in limited circumstances. For large molecule drugs, including gene therapies, sameness is determined based on the principal molecular structural features of a product. As applied to gene therapies, the FDA has recently issued final guidance in which it stated it generally intends to consider certain key features, such as the transgenes expressed by the gene therapy and the vectors used to deliver the transgene, to be principal molecular structural features. With regard to vectors, the FDA generally intends to consider whether two vectors from the same viral class are the same or different on a case-by-case basis. The FDA does not intend to consider minor differences between transgenes and vectors to be different principal molecular structural features. When two gene therapy products express the same transgene and have or use the same vector, determining whether two gene therapies are the same drug may also depend on additional features of the final gene therapy product, such as regulatory elements and the cell type that is transduced (for genetically modified cells). In such cases, FDA generally intends to determine whether two gene therapy products are different on a case-by-case basis.

Although we have obtained Orphan Drug Designation for our clinical product candidates, and even if we obtain Orphan Drug Designation for additional product candidates in specific indications, we may not be the first to obtain marketing approval of these product candidates for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. If a competitor with a product that is determined by the FDA to be the same as one of our product candidates obtains marketing approval before us for the same indication we are pursuing and obtains orphan drug exclusivity, our product candidate may not be approved until the period of exclusivity ends unless we are able to demonstrate that our product candidate is clinically superior. Even after obtaining approval, we may be limited in our ability to market our product. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different principal molecular structural features can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same principal molecular structural features for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek Orphan Drug Designation for some of our product candidates, we may never receive such designations. Similarly, the European Commission may also designate a product as an orphan drug under certain circumstances.

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

Enacted and future legislation may affect pricing and third-party payment for our product candidates, may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set. The full effect of recent United States healthcare reform and other changes in the healthcare industry, laws, and regulations and in healthcare spending is currently unknown, and the reform and other changes may adversely affect our business model.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, affect pricing and third-party payment for our product candidates prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and negatively affect our ability to profitably sell any products for which we obtain marketing approval. The commercial potential for our products, if any, could be affected by changes in healthcare spending and policy in the United States and abroad. New laws, regulations, or judicial decisions or new interpretations of existing laws, regulations, or decisions, related to healthcare availability, the method of delivery, or payment for healthcare products and services could adversely affect our business, operations, and financial condition, if and when we are able to obtain marketing approval and commercialize our products.

There have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs in general and the cost of pharmaceuticals in particular.

For example, the Budget Control Act imposed, subject to certain temporary suspension periods, 2% reductions in Medicare payments to providers per fiscal year starting April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, unless additional Congressional action is taken. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including an alternative rebate calculation for a line extension that is tied to the price increases of the original drug, and Best Price reporting related to certain value-based purchasing arrangements. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs is eliminated. Elimination of this cap may, in some cases, require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products. It is unclear to what extent these regulations or any future legislation or regulations will affect our business, including our ability to generate revenue and achieve profitability.

There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products. The FDA released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada, and FDA authorized the first such plan in Florida in January 2024.

Recently, several healthcare reform initiatives culminated in the enactment of the IRA in August 2022, which allows, among other things, HHS to negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for single-source drugs) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products begin in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations, and by October 1, 2023, each manufacturer of the selected drugs signed a manufacturer agreement to participate in the negotiations. HHS will announce the negotiated maximum fair prices by September 1, 2024, and this price cap, which cannot exceed a statutory ceiling price, will come into effect on January 1, 2026. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and establishing a new manufacturer discount program, which requires manufacturers that want their drugs to be covered by Medicare Part D to provide statutorily defined discounts to Part D enrollees. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, some significant, including civil monetary penalties. These provisions are taking effect progressively starting in 2023, although they may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits. Thus, it is unclear how the IRA will be implemented but it will likely have a significant impact on the pharmaceutical industry and the pricing of our products and product candidates. The adoption of restrictive price controls in new jurisdictions, more restrictive controls in existing jurisdictions or the failure to obtain or maintain timely or adequate pricing could also adversely impact revenue. We expect pricing pressures will continue globally.

Further, at the U.S. state level, legislatures are increasingly enacting laws and implementing regulations designed to control pharmaceutical and biological product pricing, including price or reimbursement constraints, discount requirements, marketing cost disclosure and price increase transparency reporting, and programs designed to encourage importation from other countries and bulk purchasing. Additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services or otherwise negatively impact our business model.

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

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Other state laws require reporting of certain pricing information, including price increases and prices of newly launched drugs. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Further, the reductions in workforce announced in March 2022, November 2022, and July 2023 may also make retention of our current personnel both more important and more challenging. These workforce reductions resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. Given the complexity of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel.

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

As of December 31, 2023, we had federal net operating loss, or NOL, carryforwards of $265.5 million. $0.3 million of the federal NOLs will begin to expire in 2037, if not used prior to that date, and the remainder will carryforward indefinitely.

As of December 31, 2023, we had state NOL carryforwards of $265.5 million, which will begin to expire in 2037, and expire through 2043.

As of December 31, 2023, we had local NOL carryforwards of $214.5 million, which will begin to expire in 2024, and expire through 2043.

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

Tax laws are being re-examined and evaluated globally, and tax authorities are increasingly scrutinizing the tax positions of companies. Changes in tax laws and regulations in federal, state, local, and foreign jurisdictions could have material adverse impacts on our business, cash flows, operating results, or financial condition, and could materially affect our tax obligations and effective tax rate. For example, the Tax Cuts and Jobs Act significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. This legislation, among other things, included changes to U.S. federal tax rates, imposed significant additional limitations on the deductibility of interest and the use of net operating losses generated in tax years beginning after December 31, 2017. Beginning in 2022, the Tax Cuts and Jobs Act also eliminated the option to immediately deduct research and development expenditures and required taxpayers to amortize domestic expenditures over five years and foreign expenditures over fifteen years. Changes in corporate tax rates, the realization of net deferred tax assets, and the deductibility of expenses under the Tax Cuts and Jobs Act or future changes in tax laws could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or any newly enacted federal tax legislation. Changes in tax laws or regulations in the various tax jurisdictions we are subject to that are applied adversely to us or our clients could increase the costs of our products and harm our business.

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

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of FDA and ex-U.S. regulators, provide accurate information to the FDA and ex-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, pricing, discounting, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

●	results of preclinical studies or clinical trials of our product candidates or those of our competitors;
●	unanticipated or serious safety concerns related to the use of any of our product candidates;

●	adverse regulatory decisions, including failure to receive regulatory approval for any of our product candidates;
●	the success of competitive drugs or technologies;
●	regulatory or legal developments in the United States and other countries applicable to our product candidates;
●	the size and growth of our prospective patient populations;
●	developments concerning our collaborators, our external manufacturers or in-house manufacturing capabilities;
●	inability to obtain adequate product supply for any product candidate for preclinical studies, clinical trials or future commercial sale or inability to do so at acceptable prices;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or drugs;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts or publications of research reports about us or our industry;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the biotechnology sector;
●	our cash position or the announcement or expectation of additional financing efforts;
●	health pandemics could adversely impact our business, including our clinical trials and clinical trial operations;
●	general economic, industry and market conditions, including rising interest rates, market volatility, a potential federal government shutdown and inflation;
●	general economic uncertainty and capital markets disruptions, which has been substantially impacted by geopolitical instability due to the ongoing military conflicts around the world; and
●	other factors, including those described in this “Risk Factors” section, many of which are beyond our control.

Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of December 31, 2023, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned shares representing a substantial portion of our capital stock.

This group of stockholders may have the ability to control us through this ownership position and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting within our Form 10-K. However, while we remain either a small reporting or emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be frequently evaluated. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

As a public company, particularly after we are no longer an “emerging growth company,” we will continue to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We are an “emerging growth company” and “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more; (ii) December 31, 2025; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

●	being permitted to present only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Form 10-K;
●	reduced disclosure obligations regarding executive compensation; and
●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these constantly evolving laws can be subject to varying interpretations. Additionally, the SEC and many jurisdictions have enacted or may enact laws and regulations requiring companies to disclose or otherwise provide notifications regarding data security breaches. For example, the SEC recently adopted cybersecurity risk management and disclosure rules, which require the disclosure of information pertaining to cybersecurity incidents and cybersecurity risk management, strategy, and governance. In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements with inconsistent or conflicting standards.

For example, California has enacted the CCPA, which became operative on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020. Additionally, in the California Privacy Rights Act, or CPRA, which expands upon the CCPA, became effective on January 1, 2023. The CCPA and CPRA require covered companies to, among other things, provide new disclosures to California users, and affords such users new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. The CCPA and CPRA provide for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. Potential uncertainty surrounding the CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects. Virginia’s Consumer Data Protection Act, which took effect on January 1, 2023, requires opt-in consent from consumers to acquire and process their sensitive personal information, which includes information revealing a consumer’s physical and mental health diagnosis and genetic and biometric information that can identify a consumer.

Other states including Colorado, Connecticut and Utah have passed similar laws, and a number of other states are actively considering bills with similar laws. To the extent multiple state-level laws are later introduced, it may require costly and difficult efforts to achieve compliance with such laws that could expose us to fines and penalties for non-compliance.

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

As of January 1, 2024, although effective July 10, 2023, the new EU-U.S. Data Privacy Framework, or DPF, has been recognized as adequate under EU law to allow transfers of personal data from the EU (as well as the U.K. and Switzerland) to certified companies in the U.S. However, the DPF is likely to face legal challenge at the Court of Justice of the European Union which could cause the legal requirements for personal data transfers from the Europe to the U.S. to become uncertain once again. We will monitor these legal developments and continue to use best practices to follow established European legal standards to conduct cross-border transfer of personal data.

In addition, while the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case by case basis, taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The use of standard contractual clauses for the transfer of personal data specifically to the United States remains under review by a number of European data protection supervisory authorities, along with those of some other EU member states. German and Irish supervisory authorities have indicated, and enforced in recent rulings, that the standard contractual clauses alone provide inadequate protection for EU-U.S. data transfers. Further, on June 4, 2021 the European Commission finalized new versions of the Standard Contractual Clauses, with the Implementing Decision now in effect as of June 27, 2021. To comply with the Implementing Decision and the new Standard Contractual Clauses, we may need to implement additional safeguards to further enhance the security of data transferred out of the EEA, conduct data transfer impact assessments, and review existing agreements which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. The new standard contractual clauses apply only to the transfer of data outside of the EEA and/or Switzerland and not the United Kingdom, though the U.K.’s Information Commissioner’s Officer launched a public consultation on its draft international data transfer agreement in August 2021, and subsequently issued a new international data transfer agreement and addendum which we are required to use under Article 46 of the U.K. GDPR when making restricted data transfers outside of the U.K.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets, and, in recent months, the global economy has been impacted by increasing interest rates and inflation. Likewise, the capital and credit markets may be adversely affected by the ongoing conflicts in Ukraine and the Middle East, the possibility of a wider European or global conflict, global sanctions imposed in response thereto, and potential recessions. Moreover, there has been recent turmoil in the global banking system. For example, in March 2023, Silicon Valley Bank, SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. While we did not hold any cash directly at SVB or other banking institutions that have since failed, we regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit and there is no guarantee that the federal government would guarantee all depositors if such financial institutions were to fail, as they did with SVB depositors, in the event of further bank closures and continued instability in the global banking system. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Item 1B.  Unresolved Staff Comments

None

Item 1C.  Cybersecurity

We recognize the critical importance of maintaining the trust and confidence of all of our stakeholders. Our business depends on the efficient and uninterrupted operation of our information technology systems and those of our third-party vendors. Our board of directors is actively involved in oversight of our risk management program, and cybersecurity represents an important component of our risk management and compliance program.

Our cybersecurity policies, standards, processes and practices are fully integrated into the Company’s enterprise-wide risk management and compliance program and overseen by the Audit Committee, and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of the Company’s overall risk management and compliance approach, the Company’s cybersecurity program is focused on the following key areas:

Governance: The Board’s oversight of cybersecurity risk management is led by the Audit Committee of the Board, which regularly interacts with our Chief Compliance Officer, our Executive Director of IT, and other members of management.

Collaborative Approach: We have implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, Security Information and Event Management systems, Extended Detection and Response with 24/7 Security Operations Center, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Incident Response and Recovery Planning: We have established and maintain comprehensive incident response and recovery plans to address our response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.

Third-Party Risk Management: We maintain a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

Education and Awareness: We provide regular, mandatory training for personnel regarding cybersecurity threats as a means to equip our employees with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices. We also perform periodic email phishing tests to keep cybersecurity awareness top of mind.

We engage in the periodic assessment of our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The results of such assessments, audits and reviews are reported to the Audit Committee and the Board, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Governance

The Board, with leadership from the Audit Committee, oversees our cybersecurity risk management process. The Audit Committee receives regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. The board of directors and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On a periodic basis, the board of directors, through the Audit Committee, discuss our approach to cybersecurity risk management with the Executive Director of IT.

Our Executive Director of IT, in coordination with our executive management team, works collaboratively across the Company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. Through ongoing communications with our entire employee base and appropriate third-party contractors, the Executive Director of IT and the management team monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Audit Committee when appropriate.

Our Executive Director of IT has over 28 years of experience in leading IT teams and managing cybersecurity in several industries including biotech, media and consumer products. He has hands-on experience as an IT network engineer and systems administrator, configuring and hardening systems against security threats. In addition, he has previously held executive-level leadership IT roles. Throughout his career, he has kept abreast of new developments in cybersecurity and has implemented industry standards to secure IT infrastructure and systems. He works closely with the Company’s IT managed service provider to assess all security incidents and events and escalate as needed.

No cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to affect us, including our business strategy, results of operations or financial condition.

Item 2.  Properties

Our principal executive office is located in Philadelphia, Pennsylvania, where we lease a total of approximately 37,000 square feet of office space, or the 2005 Market Street Lease Agreement, which commenced in February 2021 and will expire in December 2031, subject to our option to extend the term of the lease by up to two additional five-year terms. In August 2023 and September 2023, we entered into two sublease agreements, for certain periods of time, which subleased substantially all of our office space under the 2005 Market Street Lease Agreement.

Our Philadelphia employee base has substantially transitioned to hybrid and remote working arrangements. To assist our hybrid workforce, in February 2024, we entered into a sublease agreement for approximately 16,000 square feet of office space at 1835 Market Street in Philadelphia, Pennsylvania 19103. The sublease term is expected to begin in March 2024, and continues through August 2025. We have the option to extend the term of the sublease agreement through February 28, 2029.

We also lease approximately 62,000 square feet of laboratory space at the Princeton West Innovation Campus in Hopewell, New Jersey. This lease has a 15-year term from the lease commencement date of March 2021. We have the option to extend the term of the lease by up to two additional five-year terms.

We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3.  Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business.

We are currently a defendant in litigation with a former employee in the Court of Common Pleas of Philadelphia County (Commerce Division), or the Court, relating to a claim of breach of contract and violation of the Pennsylvania Wage Payment and Collection Law. The plaintiff claims that, pursuant to an alleged settlement agreement reached on February 3, 2020, we agreed to issue plaintiff 150,000 shares of our common stock and that such shares would not be subject to the reverse stock split implemented by us in connection with our initial public offering on February 14, 2020. The plaintiff’s claim is for an amount in the mid-single digit millions of dollars. We disagree with the allegations that there was ever a binding settlement agreement or that any shares would not be subject to the reverse stock split, and we believe the plaintiff’s claim is without merit. In October 2023, the Court denied both the Company’s and the plaintiff’s motions for summary judgement and therefore we anticipate that this matter will go to trial in 2024. We intend to vigorously defend against these claims, and believe we have strong arguments to prevail in the litigation. There can be no assurance that we will prevail on our claims.

Other than the above, we are not presently a party to any legal proceedings that, in the opinion of management, would have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on The Nasdaq Global Market under the symbol “PASG” since February 28, 2020. Prior to that there was no public trading market for our common stock.

Holders of Record

As of February 28, 2024, there were approximately 24 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Not Applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Item 1A above.

Overview

We are a clinical stage genetic medicines company on a mission to improve the lives of patients with neurodegenerative diseases. Our primary focus is the development and advancement of cutting-edge, one-time therapies designed to target the underlying pathology of these conditions.

We were incorporated in July 2017 under the laws of the State of Delaware. Since inception, our operations have consisted primarily of conducting preclinical studies, developing licensed technology, conducting clinical trials, and manufacturing clinical supply to support clinical trials. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. Historically, we have funded our operations through the sale of convertible preferred stock and public offerings of common stock. Our net losses were $102.1 million and $136.1 million for the year ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $594.5 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $114.3 million. We expect our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025.

Financial Operations Overview

License Agreement

University of Pennsylvania

We have a research, collaboration and licensing agreement with Penn, as amended, or the Penn Agreement, for research and development collaborations and exclusive license rights to patents for certain products and technologies. Under the Penn Agreement, we have the option to obtain exclusive licenses to, and to fund, certain research relating to the preclinical development of selected products in research programs in rare monogenic CNS indications. We have eight remaining options available to commence additional licensed programs for CNS indications until August 3, 2026.

The Penn Agreement includes an exploratory research program to identify targets and early product candidates in certain agreed upon non-monogenic, non-rare, or large, CNS indications. The initial term of the exploratory research program is three years, or until August 2024, which term can be extended by mutual agreement. During such term, we will have an exclusive right of first negotiation to include additional targets to the exploratory research program in the agreed upon large CNS indications. Under the exploratory research program, we will have the right to further develop and commercialize any gene therapy product candidates specific for those selected targets that arise from the exploratory research programs by exercising one of our remaining eight options. We currently do not have any active exploratory research programs.

If we were to exercise any of the remaining options, we would owe Penn a non-refundable aggregate fee of $1.0 million per product indication, with $0.5 million due upfront and another $0.5 million fee owed upon a further developmental milestone.

We also fund discovery research conducted by Penn through August 3, 2026 and will receive exclusive rights, subject to certain limitations, to platform technologies resulting from the discovery research for our products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation improvements. This funding commitment for the discovery research is $5.0 million annually, paid in quarterly increments of $1.3 million through June 2026.

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

Under both the Collaboration Agreement and the Manufacturing and Supply Agreement, we had an annual minimum commitment of $10.6 million per year owed to Catalent for five years from November 2020 subject to certain inflationary adjustments.

On March 31, 2023, we entered into certain letter agreements, the Letter Agreements, amending each of (i) the Collaboration Agreement and (ii) the Manufacturing and Supply Agreement, together with the Collaboration Agreement, the Original Catalent Agreements. On November 9, 2023, to supersede and implement the terms of the Letter Agreements, we entered into an amended and restated collaboration agreement and an amended and restated manufacturing and supply agreement, together the Amended Catalent Agreements.

The Amended Catalent Agreements eliminate the minimum annual purchase obligation and the obligation to pay an annual fee for use of the Clean Room Suite, thereby eliminating the annual minimum commitment of $10.6 million per year owed to Catalent through November 2025 under the Original Catalent Agreements. In consideration of this, we have an obligation to make aggregate payments to Catalent of $6.0 million between June 30, 2023 and May 1, 2024.

The Amended Catalent Agreements extend the term of the Original Catalent Agreements until November 6, 2030, and establish a limited exclusive relationship between us and Catalent for the manufacture of bulk drug substance and drug product for our adeno-associated virus delivery therapeutic product candidates for the treatment of FTD and GM1. The limited exclusive relationship under the Amended Catalent Agreements converts to a non-exclusive relationship (i) in the event Catalent fails to meet certain performance standards and (ii) following certain conditional events related to the divestiture by us of either FTD or GM1, in which case, if such events occur, we would pay Catalent certain fees. In addition, in the event of certain transactions, we may terminate the Amended Catalent Agreements for convenience with respect to such products, in which case, we would pay to Catalent a certain termination fee.

Immediately prior to the execution of the Letter Agreements, we had a $5.3 million prepaid asset related to upfront payments made to secure the Clean Room Suite. In connection with the Letter Agreements, we no longer have exclusive access to the Clean Room Suite at Catalent and, as a result, we recognized an expense of $5.3 million related to the elimination of the prepaid asset during the year ended December 31, 2023.

We classified the $11.3 million of expenses, which comprises of $6.0 million in aggregate payments due to Catalent and the $5.3 million elimination of the prepaid asset, as general and administrative expense within the statement of operations for the year ended December 31, 2023, as both amounts do not directly relate to the future advancement of our research and development programs.

As of December 31, 2023, we made payments of $4.0 million under the Amended Catalent Agreements. The remaining $2.0 million of aggregate payments due to Catalent under the Amended Catalent Agreements are included in accrued expenses and other current liabilities.

Components of Results of Operations

Research and Development and Acquired In-Process Research and Development

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. These expenses include:

●	expenses incurred to conduct the necessary preclinical studies and clinical trials required to obtain regulatory approval, including payments to clinical research organizations, or CROs, and payments to GTP for preclinical research and development;
●	personnel expenses, including salaries, benefits and share-based compensation expense for employees engaged in research and development functions;
●	expenses incurred under agreements with contract manufacturing organizations, or CMOs, including the cost of acquiring and manufacturing preclinical study and clinical trial materials;
●	expenses and fees paid to consultants who assist with research and development activities; and
●	expenses incurred at and for our lab facilities, including rent, utilities, depreciation, and maintenance.

Acquired in-process research and development expenses consist of expenses incurred in obtaining technology licenses related to technology that has not reached technological feasibility and has no alternative future use.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and share-based compensation expense, for employees and consultants in executive, finance, accounting, legal, information technology, product strategy, quality, regulatory, operations and human resource functions. General and administrative expenses also include corporate facility costs, including rent, utilities, depreciation and maintenance, legal expenses related to intellectual property, litigation and corporate matters, insurance expense, expenses related to contract modifications or terminations, software expenses, expenses incurred to engage with patient advocacy organizations, recruitment related expenses and expenses for other professional and consulting services. We expect our general and administrative expenses to remain consistent in the near future, after excluding the impacts of the Amended Catalent Agreements.

If our product candidate portfolio progresses into later-stage clinical trials, we expect that our general and administrative expenses will increase in the future to support our continued research and development activities and potential commercialization efforts. These increases will likely include increased expenses related to the hiring of additional personnel in general and administrative functions, and expenses related to pre-commercialization efforts. If any of our current or future product candidates obtain regulatory approval, we expect that we would incur significantly increased expenses associated with building a commercial sales and marketing team.

Impairment of long-lived assets

Impairment of long-lived assets consists of non-cash impairment charges recorded to the Company’s assets. The Company reviews long-lived assets, such as the right of use assets or property and equipment, for impairments when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. During the year ended December 31, 2023, we recognized impairment expense in connection with Sublease Agreement A and Sublease Agreement B. These impairment expenses represent the proportional allocation of total impairments recognized for the asset groups subject to impairment testing in connection with the Company’s sublease agreements.

Other income (expense), net

Other income (expense), net consists of interest earned on our cash equivalents and marketable securities, and amortization of premium and discount on our marketable securities. Additionally, in the year ended December 31, 2023, we recognized other income related to the sale of certain tax credits.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table sets forth our results of operations for the years ended December 31, 2023 and 2022.

	Year ended
	December 31,
(in thousands)	2023	2022	Change
Operating expenses:
Research and development	$61,419	$86,053	$(24,634)
Acquired in‑process research and development	—	3,000	(3,000)
General and administrative	41,580	49,341	(7,761)
Impairment of long-lived assets	5,390	—	5,390
Loss from operations	(108,389)	(138,394)	30,005
Other income (expense), net	6,327	2,269	4,058
Net loss	$(102,062)	$(136,125)	$34,063

Research and Development Expenses

Research and development expenses decreased by $24.7 million to $61.4 million for the year ended December 31, 2023 from $86.1 million for the year ended December 31, 2022. The decrease was primarily due to the following:

●	a decrease of $16.2 million in chemistry, manufacturing and control expenses primarily related to less activity in 2023 for external manufacturing expenses and internal lab operations expenses to support production of clinical supply, most significantly within our FTD-GRN program;
●	a decrease of $6.9 million in wages and benefits related to reductions in headcount;
●	a decrease of $2.7 million in share-based compensation expense related to reductions in headcount and lower fair value of awards granted during the year-ended December 31, 2023;
●	a decrease of $0.9 million in professional fees related to our decision to stop further clinical development of our Krabbe and MLD programs; and

●	a decrease of $0.5 million for clinical operations expenses related to our decision in 2022 to stop further clinical development of our Krabbe and MLD programs, partially offset by additional patient enrollment in our FTD-GRN and GM1 programs;

These decreases were partially offset by:

●	an increase of $2.2 million in Penn expenses. Expenses associated with the Penn Agreement will continue to vary from year to year based on our selection and prioritization of preclinical product candidates, the status of our preclinical pipeline and timing of preclinical work performed; and
●	an increase of $0.3 million in facility and other expenses.

Acquired In-Process Research and Development Expenses

We did not incur acquired in-process research and development expenses for the year ended December 31, 2023. We made payments under the Penn Agreement for acquired in-process research and development of $3.0 million related to the achievement of development milestones during the year ended December 31, 2022.

General and Administrative Expenses

General and administrative expenses decreased by $7.7 million to $41.6 million for the year ended December 31, 2023 from $49.3 million for the year ended December 31, 2022. The decrease was primarily due to the following:

●	a decrease of $9.0 million in wages and benefits expenses related to reductions in headcount;
●	a decrease of $5.3 million in share-based compensation expense related to reductions in headcount and lower fair value of awards granted during the year-ended December 31, 2023; and
●	a decrease of $4.7 million in professional fees, facilities, and other expenses;

These decreases were partially offset by:

●	an increase of $11.3 million related to expenses incurred in conjunction with the Amended Catalent Agreements.

Impairment of Long-Lived Assets

During the year ended December 31, 2023, we recorded $5.4 million of impairment expenses in connection with Sublease Agreement A and Sublease Agreement B. The impairment charges consisted of $2.2 million and $3.2 million recorded to the right of use assets and property and equipment, net, respectively. During the year ended December 31, 2022, we did not record any impairment expense.

Other Income (Expense), net

Other income (expense), net increased by $4.0 million to $6.3 million for the year ended December 31, 2023 from $2.3 million for the year ended December 31, 2022. The increase was primarily due to the following:

●	an increase of $0.5 million attributable to interest income earned on cash equivalents and marketable securities;
●	an increase of $2.8 million attributable to the amortization of premium and discount on our marketable securities; and
●	an increase of $0.7 million related to the sale of certain tax credits during the current year

Liquidity and Capital Resources

Overview

As of December 31, 2023, we had $114.3 million in cash, cash equivalents and marketable securities and had an accumulated deficit of $594.5 million. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expense and capital expenditures into the fourth quarter of 2025.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	the scope, timing, progress and results of discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
●	the expenses of manufacturing our product candidates for clinical trials and in preparation for marketing approval and commercialization;
●	the extent to which we enter into collaborations or other arrangements with additional third parties in order to further develop our product candidates;
●	the expenses of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the expenses and fees associated with the discovery, acquisition or in-license of additional product candidates or technologies;
●	the expenses related to general and administrative functions to support our product candidates;
●	our ability to establish additional collaborations on favorable terms, if at all;
●	the expenses required to scale up our clinical, regulatory and manufacturing capabilities;
●	the expenses of future commercialization activities, if any, including establishing sales, marketing, manufacturing and distribution capabilities, for any of our product candidates for which we receive marketing approval; and
●	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Year ended
	December 31,
(in thousands)	2023	2022
Cash provided by (used in) operating activities	$(78,264)	$(118,210)
Cash provided by (used in) investing activities	65,237	25,199
Cash provided by (used in) financing activities	135	(1,353)
Net increase (decrease) in cash and cash equivalents	$(12,892)	$(94,364)

Net Cash Provided by (Used in) Operating Activities

During the year ended December 31, 2023, we used $78.3 million of net cash in operating activities, primarily to fund our operations related to the development of our product candidates and related general and administrative support activities. Cash used in operating activities reflected our net loss of $102.1 million, which was partially offset by a net decrease in our operating assets of $5.3 million and net non-cash charges of $18.5 million primarily related to share-based compensation, depreciation and amortization, impairment of long-lived assets, and amortization of premium and discount, net.

During the year ended December 31, 2022, we used $118.2 million of net cash in operating activities, primarily to fund our operations related to the development of our product candidates and related general and administrative support activities. Cash used in operating activities reflected our net loss of $136.1 million and a net decrease in our operating assets of $8.5 million. This was partially offset by net non-cash charges of $26.4 million primarily related to share-based compensation, depreciation and amortization, and amortization of premium and discount, net.

Net Cash Provided by (Used in) Investing Activities

During the year ended December 31, 2023, we purchased $129.4 million in marketable securities and had sales and maturities of $194.8 million in marketable securities. Additionally, we used $0.1 million for the purchase of property and equipment.

During the year ended December 31, 2022, we purchased $157.8 million in marketable securities and had sales and maturities of $188.3 million in marketable securities. Additionally, we used $2.3 million for the purchase of property and equipment and we used $3.0 million to purchase technology rights from Penn.

Net Cash Provided by (Used in) Financing Activities

During the year ended December 31, 2023, we received $0.1 million in proceeds from the issuance of common stock under the ESPP.

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

As a result of the Amended Catalent Agreements, we no longer have an annual minimum commitment of $10.6 million per year owed to Catalent through November 2025. As of December 31, 2023, the Company made payments of $4.0 million under the Amended Catalent Agreements. In addition, the Company will make aggregate payments to Catalent of $2.0 million between January 1, 2024 and May 1, 2024.

Under the Penn Agreement, we agreed to fund discovery research conducted by GTP for five years, which began in May 2020. Our funding commitment is $5.0 million a year through June 2026.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to long-lived assets and accrued expenses. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 3 to our annual financial statements included elsewhere in this Form 10-K, we believe the following accounting policies are the most critical to the judgments and estimates used in the preparation of our financial statements.

Long-Lived Assets

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

During the year ended December 31, 2023, we recorded impairments of long-lived assets (property and equipment and right of use assets) of $5.4 million based upon impairment testing in connection with Sublease Agreement A and Sublease Agreement B.

Actual future net cash flows are uncertain, subject to risks, and may change depending upon several factors, including industry or economic trends. If our estimates of future net cash flows differ from actual future net cash flows, our estimates of fair value could materially change. Additionally, future events or changes in circumstances could indicate that the carrying value of our long-lived assets may not be recoverable and lead to future impairments. As of December 31, 2023, we had property and equipment, net of $15.3 million and right of use assets of $16.9 million recorded on our balance sheet.

Research and Development Expenses

Research and development costs are expensed as incurred and consist primarily of expenses incurred with GTP, contract research organizations, contract manufacturing organizations, internal analytical and testing activities, and employee-related expenses, including salaries, benefits, and share-based compensation.

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

As of December 31, 2023, we held $114.3 million in cash, cash equivalents and marketable securities, all of which was denominated in U.S. dollar assets, and consisting primarily of cash accounts in banking institutions and investments in money market funds, commercial paper, certificates of deposit, corporate debt securities, United States, or U.S., government debt securities and U.S. government agency securities.

We are exposed to market risk related to changes in foreign currency exchange rates, as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. For the year ended December 31, 2023, a majority of our expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our financial statements.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Passage Bio, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Philadelphia, Pennsylvania
March 4, 2024

Passage Bio, Inc.

Balance Sheets

	December 31,
(in thousands, except share and per share data)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$21,709	$34,601
Marketable securities	92,585	155,009
Prepaid expenses and other current assets	923	926
Prepaid research and development	2,742	6,508
Total current assets	117,959	197,044
Property and equipment, net	15,295	22,515
Right of use assets - operating leases	16,858	19,723
Other assets	433	4,267
Total assets	$150,545	$243,549
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,298	$4,065
Accrued expenses and other current liabilities	11,670	11,011
Operating lease liabilities	3,373	3,275
Total current liabilities	16,341	18,351
Operating lease liabilities - noncurrent	22,921	23,832
Total liabilities	39,262	42,183

Commitments and contingencies (note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding at both December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value: 300,000,000 shares authorized; 54,944,130 shares issued and outstanding at December 31, 2023 and 54,614,690 shares issued and outstanding at December 31, 2022	5	5
Additional paid‑in capital	705,789	694,733
Accumulated other comprehensive income (loss)	(43)	(966)
Accumulated deficit	(594,468)	(492,406)
Total stockholders’ equity	111,283	201,366
Total liabilities and stockholders’ equity	$150,545	$243,549

See accompanying notes to financial statements.

Passage Bio, Inc.

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except share and per share data)	2023	2022
Operating expenses:
Research and development	$61,419	$86,053
Acquired in‑process research and development	—	3,000
General and administrative	41,580	49,341
Impairment of long-lived assets	5,390	—
Loss from operations	(108,389)	(138,394)
Other income (expense), net	6,327	2,269
Net loss	$(102,062)	$(136,125)
Per share information:
Net loss per share of common stock, basic and diluted	$(1.86)	$(2.50)
Weighted average common shares outstanding, basic and diluted	54,743,490	54,429,023
Comprehensive loss:
Net loss	$(102,062)	$(136,125)
Unrealized gain (loss) on marketable securities	923	(553)
Comprehensive loss	$(101,139)	$(136,678)

See accompanying notes to financial statements.

Passage Bio, Inc.

Statements of Stockholders’ Equity

(in thousands, except share data)

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2022	54,244,996	$5	$675,346	$(413)	$(356,281)	$318,657
Exercise of stock options and vesting of restricted stock units	165,223	—	129	—	—	129
Issuance of shares in connection with employee stock purchase plan	204,471	—	304	—	—	304
Unrealized gain (loss) on marketable securities	—	—	—	(553)	—	(553)
Share‑based compensation expense	—	—	18,954	—	—	18,954
Net loss	—	—	—	—	(136,125)	(136,125)
Balance at December 31, 2022	54,614,690	$5	$694,733	$(966)	$(492,406)	$201,366

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2023	54,614,690	$5	$694,733	$(966)	$(492,406)	$201,366
Exercise of stock options and vesting of restricted stock units	141,534	—	—	—	—	—
Issuance of shares in connection with employee stock purchase plan	187,906	—	135	—	—	135
Unrealized gain (loss) on marketable securities	—	—	—	923	—	923
Share‑based compensation expense	—	—	10,921	—	—	10,921
Net loss	—	—	—	—	(102,062)	(102,062)
Balance at December 31, 2023	54,944,130	$5	$705,789	$(43)	$(594,468)	$111,283

See accompanying notes to financial statements.

Passage Bio, Inc.

Statements of Cash Flows

	Year Ended
	December 31,
(in thousands)	2023	2022
Cash flows used in operating activities:
Net loss	$(102,062)	$(136,125)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,721	3,679
Share‑based compensation	10,921	18,954
Amortization of premium and discount on marketable securities, net	(2,036)	773
Loss on disposal of property and equipment	463	—
Impairment of long-lived assets	5,390	—
Acquired in‑process research and development	—	3,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, and other assets	3,837	2,737
Prepaid research and development	3,766	1,059
Right of use assets and operating lease liabilities	(133)	463
Accounts payable	(2,790)	(5,412)
Accrued expenses and other current and noncurrent liabilities	659	(7,338)
Net cash provided by (used in) operating activities	(78,264)	(118,210)
Cash flows provided by (used in) investing activities:
Purchases of marketable securities	(129,432)	(157,835)
Sales or maturities of marketable securities	194,815	188,308
Purchases of property and equipment	(146)	(2,274)
Purchases of technology licenses	—	(3,000)
Net cash provided by (used in) investing activities	65,237	25,199
Cash flows provided by (used in) financing activities:
Proceeds from the exercise of stock options	—	129
Proceeds from the issuance of common stock under employee stock purchase plan	135	304
Payments for insurance premium financing	—	(1,786)
Net cash provided by (used in) financing activities	135	(1,353)
Net increase (decrease) in cash and cash equivalents	(12,892)	(94,364)
Cash and cash equivalents at beginning of year	34,601	128,965
Cash and cash equivalents at end of year	$21,709	$34,601
Supplemental disclosure of non‑cash investing and financing activities:
Unrealized gain (loss) on marketable securities	$923	$(553)
Property and equipment in accounts payable and accrued expenses and other current liabilities	$23	$114
Right of use assets recognized upon the adoption of Topic 842	$—	$(20,375)
Operating lease liabilities recognized upon the adoption of Topic 842	$—	$27,296

See accompanying notes to financial statements.

Passage Bio, Inc.

Notes to Financial Statements

1. Nature of Operations

Passage Bio, Inc., or the Company, a Delaware corporation incorporated in July 2017, is a clinical stage genetic medicines company on a mission to improve the lives of patients with neurodegenerative diseases. The Company’s primary focus is the development and advancement of cutting-edge, one-time therapies designed to target the underlying pathology of these conditions. The Company has a strategic research collaboration with the Trustees of the University of Pennsylvania’s, or Penn, Gene Therapy Program, or GTP.

Through this collaboration, the Company has developed its lead clinical product candidate, PBFT02, for the treatment of frontotemporal dementia, or FTD, caused by progranulin deficiency, or FTD-GRN, which seeks to elevate progranulin levels to restore lysosomal function and slow disease progression.

2. Risks and Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $594.5 million as of December 31, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, and marketable securities. The Company maintains a deposit account in a federally insured financial institution in excess of federally insured limits. The Company also maintains a money market account in a federally insured financial institution in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash and cash equivalents beyond the normal credit risk associated with commercial banking relationships.

The Company maintains a portfolio of marketable debt securities, which is diversified to limit exposure related to counterparty risk, industry risk, and security type risk. The Company maintains an investment policy which dictates the allocation of funds within its portfolio of marketable debt securities. The Company has not experienced any material losses in such portfolio.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment.

Cash and cash equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of December 31, 2023 consisted of money market funds, commercial paper, and corporate debt securities. Cash consists of cash deposits at banking institutions.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

Marketable securities

The Company classifies its marketable securities as available-for-sale, which include commercial paper, certificates of deposit, corporate debt securities, United States, or U.S., government debt securities and U.S. government agency securities with original maturities of greater than three months. These securities are carried at fair market value, with unrealized gains and losses reported in comprehensive loss and accumulated other comprehensive income (loss) within stockholders’ equity. Any premium or discount arising at purchase of debt securities is amortized and/or accreted over the term of the security to other income (expense), net. Gains or losses on marketable securities sold are recognized as a component of other income (expense), net in the statement of operations and comprehensive loss on the specific identification method. All marketable securities are available for use, as needed, to fund operations and therefore, the Company classifies all marketable securities as current assets within the balance sheet.

Property and Equipment, net

Property and equipment consists of laboratory equipment, office equipment, computer hardware and software, furniture and fixtures, and leasehold improvements and are recorded at cost. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Property and equipment are depreciated on a straight-line basis over their estimated useful lives. The Company estimates useful life on an asset by asset basis, which generally consists of three years for computer hardware and software, five years for office equipment, five years for laboratory equipment, and seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

When property is retired or otherwise disposed of, the costs and accumulated depreciation are removed from the respective accounts, with any resulting gain or loss recognized concurrently. In the year ended December 31, 2023, the Company recognized losses on disposals of property and equipment of $0.5 million within research and development expenses, compared to none in the year ended December 31, 2022.

The Company reviews long-lived assets, such as property and equipment, for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. During the year ended December 31, 2023, the Company recognized impairment expenses for property and equipment of $3.2 million, compared to none in the year ended December 31, 2022. These impairment expenses represent the proportional allocation of total impairments recognized for the asset groups subject to impairment testing in connection with the Company’s sublease agreements, as further described in Note 9.

Leasing

The Company evaluates leases at their inception to determine if they are an operating lease or a finance lease. As of December 31, 2023, the Company has classified all leases with terms greater than one year, as operating leases.

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

The Company reviews long-lived assets, such as right of use assets, for impairment when events or changes indicate the carrying amount of the right of use assets may not be recoverable. During the year ended December 31, 2023, the Company recognized impairment expenses for right of use assets of $2.2 million, compared to none in the year ended December 31, 2022. These impairment expenses represent the proportional allocation of total impairments recognized

Passage Bio, Inc.

Notes to Financial Statements (cont.)

for the asset groups subject to impairment testing in connection with the Company’s sublease agreements, as further described in Note 9.

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

Research and Development

Research and development costs are expensed as incurred and consist primarily of expenses incurred with GTP, contract research organizations, contract manufacturing organizations, internal analytical and testing activities, and employee-related expenses, including salaries, benefits, and share-based compensation. Management makes estimates of the Company’s external accrued research and development expenses, which primarily relates to contract research organizations and contract manufacturing organizations, as of each balance sheet date in the Company’s financial statements based on an estimate of progress to completion of specific tasks using facts and circumstances known to the Company at that time. The Company determines the estimates by reviewing contracts, vendor agreements, change orders, and through discussions with the Company’s internal clinical personnel and external service providers as to the progress to completion of services and the agreed-upon fee to be paid for such services. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual and related expenses accordingly.

Acquired In-Process Research and Development

Fees paid to obtain research and development technology licenses are recognized as acquired in-process research and development expense if the research and development technology licensed has not reached technological feasibility and has no alternative future use. For the year ended December 31, 2022, all fees paid to obtain technology licenses were recognized as acquired in-process research and development expense. No fees were paid during the year ended December 31, 2023.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

Other Income (Expense), net

Other income (expense), net consists of interest earned on the Company’s cash equivalents and marketable securities, and amortization of premium and discount on our marketable securities. Additionally, in the year ended December 31, 2023, the Company recognized other income related to the sale of certain tax credits.

The Company recorded $6.3 million to other income (expense), net for the year ended December 31, 2023, which consisted of $5.6 million attributable to interest income and the amortization of premium and discount on the Company’s marketable securities, and $0.7 million related to the sale of certain tax credits.

The Company recorded $2.3 million to other income (expense), net for the year ended December 31, 2022, which consisted of $2.3 million attributable to interest income and the amortization of premium and discount on the Company’s marketable securities..

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

FASB ASC Subtopic 740-10, Accounting for Uncertainty of Income Taxes, (ASC 740-10) defines the criterion an individual tax position must meet for any part of the benefit of the tax position to be recognized in financial statements prepared in conformity with GAAP. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not such tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the respective tax position. The tax benefits recognized in the financial statements from such a tax position should be measured based on the largest benefit having a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. In accordance with the disclosure requirements of ASC 740-10, the Company’s policy on statement of operations classification of interest and penalties related to income tax obligations is to include such items as part of total interest income, net, within other income (expense), net.

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

Passage Bio, Inc.

Notes to Financial Statements (cont.)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Year Ended December 31,
	2023	2022
Stock options	9,290,308	11,411,390
Unvested restricted stock units	927,000	1,229,166
Employee stock purchase plan	33,520	26,680
	10,250,828	12,667,236

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU 2023-07, which expands segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The disclosures required under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 is effective for the Company’s first fiscal year beginning after December 15, 2023 and for interim periods within the Company’s first fiscal year beginning after December 15, 2024, with early adoption permitted. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its financial statements or disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of this guidance on disclosures.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

4. Cash, Cash Equivalents and Marketable Securities

The following table provides details regarding the Company’s portfolio of cash and cash equivalents:

	Cost or
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2023:
Cash accounts in banking institutions	$3,596	$-	$-	$3,596
Money market funds	13,763	-	-	13,763
Commercial paper	2,670	-	-	2,670
Corporate debt securities	1,680	-	-	1,680
Total	$21,709	$-	$-	$21,709

December 31, 2022:
Cash accounts in banking institutions	$7,532	$-	$-	$7,532
Money market funds	24,578	-	-	24,578
Commercial paper	2,491	-	-	2,491
Total	$34,601	$-	$-	$34,601

The following table provides details regarding the Company’s portfolio of marketable securities:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2023:
Certificates of deposit	$10,950	$6	$-	$10,956
Commercial paper	34,601	9	(4)	34,606
Corporate debt securities	22,940	8	(8)	22,940
U.S. government securities	16,049	0	(44)	16,005
U.S. government agency securities	8,088	-	(10)	8,078
Total	$92,628	$23	$(66)	$92,585

December 31, 2022:
Certificates of deposit	$28,197	$6	$(92)	$28,111
Commercial paper	58,572	12	(72)	58,512
Corporate debt securities	67,206	1	(786)	66,421
U.S. government securities	2,000	-	(35)	1,965
Total	$155,975	$19	$(985)	$155,009

S

The contractual maturities of the Company’s marketable securities as of December 31, 2023, are as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$85,292	$85,285
Due after one year through five years	7,336	7,300
Total	$92,628	$92,585

5. Fair Value of Financial Instruments and Non-Financial Instruments

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

	Fair value measurement at
	reporting date using
	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
December 31, 2023:
Assets
Cash equivalents:
Money market funds	$13,763	$-	$-
Commercial paper	-	2,670	-
Corporate debt securities	-	1,680	-
Total cash equivalents	13,763	4,350	-

Marketable securities:
Certificates of deposit	-	10,956	-
Commercial paper	-	34,606	-
Corporate debt securities	-	22,940	-
U.S. government securities	-	16,005	-
U.S. government agency securities	-	8,078	-
Total marketable securities	-	92,585	-
Total financial assets	$13,763	$96,935	$-

December 31, 2022:
Assets
Cash equivalents:
Money market funds	$24,578	$-	$-
Commercial paper	-	2,491	-
Total cash equivalents	24,578	2,491	-

Marketable securities:
Certificates of deposit	-	28,111	-
Commercial paper	-	58,512	-
Corporate debt securities	-	66,421	-
U.S. government securities	-	1,965	-
Total marketable securities	-	155,009	-
Total financial assets	$24,578	$157,500	$-

Non-Financial Instruments

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

Passage Bio, Inc.

Notes to Financial Statements (cont.)

The following non-financial instruments were measured at fair value, on a nonrecurring basis, during the year ended December 31, 2023. The significant assumptions utilized, which relate to future net cash flows, are further described in Note 9:

(in thousands)	Level 1	Level 2	Level 3	Impairment Losses
Property and equipment, net	$-	$-	$1,306	$3,205
Right of use assets	-	-	903	2,185
Total	$-	$-	$2,209	$5,390

6. Property and Equipment, net

Property and equipment, net, consist of the following:

(in thousands)	December 31, 2023	December 31, 2022
Laboratory equipment	$10,065	$9,972
Office equipment	119	601
Computer hardware and software	1,077	1,090
Furniture and fixtures	419	1,208
Leasehold improvements	10,213	13,506
Construction in progress	638	1,291
Total property and equipment	22,531	27,668
Accumulated depreciation and amortization	(7,236)	(5,153)
	$15,295	$22,515

Depreciation expense was $3.7 million for both of the years ended December 31, 2023 and 2022.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Professional fees	$1,176	$602
Compensation and related benefits	6,636	8,446
Research and development	1,858	1,878
Property and equipment	—	85
Amount due to Catalent in connection with Amended Catalent Agreements	2,000	—
	$11,670	$11,011

8. Severance

In July 2023, the Company announced a workforce reduction to reduce operating expenses and to extend its cash runway. In connection with the announcement, the Company reduced headcount by approximately 26%.

In accordance with ASC 420, Exit and Disposal Activities, the Company recorded severance and termination-related costs of $1.0 million in general and administrative expenses and $1.4 million in research and development expenses for the year ended December 31, 2023.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

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

As of December 31, 2023, no severance or termination-related costs were unpaid and recognized in the balance sheet within accrued expenses and other current liabilities.

9. Leases

2005 Market Street Lease Agreement

The Company is party to a lease agreement for office space, or the 2005 Market Street Lease Agreement, in Philadelphia, Pennsylvania. Under the 2005 Market Street Lease Agreement, the Company leased approximately 37,000 square feet. The 2005 Market Street Lease Agreement commenced in February 2021 and is expected to expire in December 2031. The Company has an option to extend the term of the 2005 Market Street Lease Agreement by two additional terms of five years each. The Company has an option to early terminate the 2005 Market Street Lease Agreement as of April 2029, given notice is provided to the landlord no less than fifteen months prior to April 2029. The optional extension and termination terms were not recognized as part of the Company’s measurement of the right of use, or ROU, asset and operating lease liability as of December 31, 2023.

Sublease Agreement A

On August 7, 2023, the Company entered into a sublease agreement with a counterparty, or Sublessee A, to sublease approximately 8,000 square feet of the 2005 Market Street Lease Agreement, or Sublease Agreement A. This sublease term began on November 1, 2023, and continues through March 31, 2029. In the event the Company does not elect its early termination option under the 2005 Market Street Lease Agreement, Sublessee A has an option to extend the sublease agreement through November 30, 2031. The base sublease rent is $12,426 per month and increases by 2.75% annually through the expiration of the agreement. Additionally, Sublessee A is required to pay the portion of the common area maintenance expenses, operating expenses and use and occupancy taxes which the Company is required to pay under the 2005 Market Street Lease Agreement.

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

Passage Bio, Inc.

Notes to Financial Statements (cont.)

Sublease Agreement B

On September 29, 2023, the Company entered into a sublease agreement with a counterparty, or Sublessee B, to sublease approximately 29,000 square feet of the 2005 Market Street Lease Agreement, or Sublease Agreement B. This sublease term began on March 1, 2024, and continues through August 2026. Sublessee B has an option to extend the term of the sublease agreement through March 31, 2029. The base sublease rent is $75,000 per month for the entire term of the sublease. Additionally, Sublessee B is required to pay applicable use and occupancy taxes but is not obligated to make payments for operating expenses and common area maintenance expenses which the Company is required to pay under the 2005 Market Street Lease Agreement.

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

Based on the analyses for Sublease Agreement A and Sublease Agreement B, the Company recognized impairment expense of $5.4 million, including $2.2 million for the right of use assets and $3.2 million for the property and equipment during the year ended December 31, 2023.

Laboratory Lease Agreement

The Company is also party to a lease agreement for laboratory space, or the Laboratory Lease Agreement, in Hopewell, New Jersey. The laboratory is focused on state-of-the-art analytical capabilities, assay development and validation, and clinical product testing to support both viral vector manufacturing and clinical development. The Laboratory Lease Agreement commenced in March 2021 and is expected to expire in March 2036. The Company has an option to extend the term of the Laboratory Lease Agreement by up to two five-year terms. This option to extend was not recognized as part of the Company's measurement of the ROU asset and operating lease liability as of December 31, 2023.

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

(in thousands)
2024	$3,553
2025	3,654
2026	3,757
2027	3,863
2028	3,973
Thereafter	25,706
Total undiscounted lease payments	44,506
Less: imputed interest	(18,212)
Total lease liabilities	$26,294

The following table summarizes lease expense by lease type that was recognized during the years ended December 31, 2023 and 2022:

	Year Ended	Year Ended
($ in thousands)	December 31, 2023	December 31, 2022
Operating lease cost	$3,322	$3,316
Variable lease cost	2,053	1,791
	$5,375	$5,107

The following table shows the weighted average discount rate and weighted average remaining lease term of the operating leases:

	Year Ended	Year Ended
($ in thousands)	December 31, 2023	December 31, 2022
Weighted-average discount rate	9.7%	9.7%
Weighted-average remaining lease term (years)	11.2	12.2

The cash paid for amounts included in the measurement of our operating lease liabilities for the years ended December 31, 2023 and 2022 were $3.5 million and $2.9 million, respectively, in operating cash flows.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

10. Commitments and Contingencies

Amended and Restated Research, Collaboration and License Arrangement with Penn

The Company has a research, collaboration and licensing agreement with Penn, as amended, or the Penn Agreement, for research and development collaborations and exclusive license rights to patents for certain products and technologies. Under the Penn Agreement, the Company has the option to obtain exclusive licenses to, and to fund, certain research relating to the preclinical development of selected products in research programs in rare monogenic central nervous system, or CNS indications. The Company has eight remaining options available to commence additional licensed programs for CNS indications until August 3, 2026.

The Penn Agreement includes an exploratory research program to identify targets and early product candidates in certain agreed upon non-monogenic, non-rare, or large, CNS indications. The initial term of the exploratory research program is three years, or until August 2024, which term can be extended by mutual agreement. During such term, we will have an exclusive right of first negotiation to include additional targets to the exploratory research program in the agreed upon large CNS indications. Under the exploratory research program, the Company will have the right to further develop and commercialize any gene therapy product candidates specific for those selected targets that arise from the exploratory research programs by exercising one of its remaining eight options. The Company currently does not have any active exploratory research programs.

If the Company were to exercise any of the remaining options, it would owe Penn a non-refundable aggregate fee of $1.0 million per product indication, with $0.5 million due upfront and another $0.5 million fee owed upon a further developmental milestone.

The Company also funds discovery research conducted by Penn through August 3, 2026 and will receive exclusive rights, subject to certain limitations, to platform technologies resulting from the discovery research for the Company’s products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation improvements. This funding commitment for the discovery research is $5.0 million annually, paid in quarterly increments of $1.3 million through June 2026.

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

During the year ended December 31, 2023, the Company did not make any payments for acquired in-process research and development. During the year ended December 31, 2022, the Company made payments under the Penn Agreement for acquired in-process research and development of $3.0 million related to the achievement of a development milestone.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

Catalent Agreements

In June 2019, the Company entered into a collaboration agreement, or the Collaboration Agreement, with Catalent Maryland, a unit of Catalent, Inc., or Catalent. As part of the Collaboration Agreement, the Company was required to pay an annual fee for five years ending in 2025 for the exclusive use of a dedicated clean room suite, or the Clean Room Suite.

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

On March 31, 2023, the Company entered into certain letter agreements, the Letter Agreements, amending each of (i) the Collaboration Agreement and (ii) the Manufacturing and Supply Agreement, together with the Collaboration Agreement, the Original Catalent Agreements. On November 9, 2023, to supersede and implement the terms of the Letter Agreements, the Company entered into an amended and restated collaboration agreement and an amended and restated manufacturing and supply agreement, together the Amended Catalent Agreements.

The Amended Catalent Agreements eliminate the minimum annual purchase obligation and the obligation to pay an annual fee for use of the Clean Room Suite, thereby eliminating the annual minimum commitment of $10.6 million per year owed to Catalent through November 2025 under the Original Catalent Agreements. In consideration of this, the Company has an obligation to make aggregate payments to Catalent of $6.0 million between June 30, 2023 and May 1, 2024.

The Amended Catalent Agreements extend the term of the Original Catalent Agreements until November 6, 2030, and establish a limited exclusive relationship between the Company and Catalent for the manufacture of bulk drug substance and drug product for the Company’s adeno-associated virus delivery therapeutic product candidates for the treatment of FTD and GM1. The limited exclusive relationship under the Amended Catalent Agreements converts to a non-exclusive relationship (i) in the event Catalent fails to meet certain performance standards and (ii) following certain conditional events related to the divestiture by the Company of either FTD or GM1, in which case, if such events occur, the Company would pay Catalent certain fees. In addition, in the event of certain transactions, the Company may terminate the Amended Catalent Agreements for convenience with respect to such products, in which case, the Company would pay to Catalent a certain termination fee.

Immediately prior to the execution of the Letter Agreements, the Company had a $5.3 million prepaid asset related to upfront payments made to secure the Clean Room Suite. In connection with the Letter Agreements, the Company no longer has exclusive access to the Clean Room Suite at Catalent and, as a result, the Company recognized an expense of $5.3 million related to the elimination of the prepaid asset during the year ended December 31, 2023.

The Company classified the $11.3 million of expenses, which comprises of $6.0 million in aggregate payments due to Catalent and the $5.3 million elimination of the prepaid asset, as general and administrative expense within the statement of operations for the year ended December 31, 2023, as both amounts do not directly relate to the future advancement of the Company’s research and development programs.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

As of December 31, 2023, the Company made payments of $4.0 million under the Amended Catalent Agreements. The remaining $2.0 million of aggregate payments due to Catalent under the Amended Catalent Agreements are included in accrued expenses and other current liabilities.

Litigation

In the normal course of business, the Company from time to time is named as a party to legal claims and actions. The Company records a loss contingency reserve for a legal proceeding when the potential loss is considered probable and can be reasonably estimated. The Company has not recorded any amounts for loss contingencies as of December 31, 2023.

The Company is currently a defendant in litigation with a former employee in the Court of Common Pleas of Philadelphia County (Commerce Division), or the Court, relating to a claim of breach of contract and violation of the Pennsylvania Wage Payment and Collection Law. The plaintiff claims that, pursuant to an alleged settlement agreement reached on February 3, 2020, the Company agreed to issue plaintiff 150,000 shares of its common stock and that such shares would not be subject to the reverse stock split implemented by the Company in connection with its initial public offering on February 14, 2020. The plaintiff’s claim is for an amount in the mid-single digit millions of dollars. The Company disagrees with the allegations that there was ever a binding settlement agreement or that any shares would not be subject to the reverse stock split, and the Company believes the plaintiff’s claim is without merit. In October 2023, the Court denied both the Company’s and the plaintiff’s motions for summary judgement and therefore the Company anticipates that this matter will go to trial in 2024. The Company intends to vigorously defend against these claims, and believes it has strong arguments to prevail in the litigation. There can be no assurance that the Company will prevail on its claims.

Employment Agreements

The Company has entered into employment agreements with certain key personnel providing for up to 18 months of salary continuation, up to 150% of target annual bonus amounts, and acceleration of vesting in stock-based compensation awards in certain circumstances.

11. Common Stock

On March 5, 2021, the Company entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which the Company may, but is not obligated to, offer and sell, from time to time, shares of the Company’s common stock with an aggregate offering price up to $125.0 million through Cowen, as sales agent. No sales of common stock have been made pursuant to this Sales Agreement to date.

12. Share-Based Compensation

Equity Incentive Plan

The Company has three equity incentive plans: the 2018 Equity Incentive Plan, as amended, or the 2018 Plan, the 2020 Equity Incentive Plan, or the Incentive Plan, and the 2021 Equity Inducement Plan, or the Inducement Plan. New awards can only be granted under the Incentive Plan and the Inducement Plan.

The total number of shares authorized under the Incentive Plan as of December 31, 2023 was 13,101,661. Additionally, 3,635,337 shares previously issued under the 2018 Plan which were forfeited are available for issuance under the Incentive Plan. As of December 31, 2023, 8,666,526 shares were available for future grants under the Incentive Plan. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Incentive Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021 and continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding

Passage Bio, Inc.

Notes to Financial Statements (cont.)

on December 31st of the preceding calendar year, subject to the discretion of the board of directors to determine a lesser number of shares shall be added for such year. As a result, the number of shares reserved for issuance under the Incentive Plan increased by 2,747,206 and 2,730,735 shares in January 2024 and 2023, respectively.

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

The Inducement Plan was approved by the Company’s board of directors in July 2021. The total number of shares authorized under the Inducement Plan as of December 31, 2023 was 2,500,000, as a result of an increase to the shares authorized for issuance in February 2023. Of this amount, 1,110,300 shares were available for future grants as of December 31, 2023. The Inducement Plan provides for the granting of nonqualified stock options and restricted stock awards to employees hired by the Company, as determined by the Company’s board of directors. The Company’s stock options awarded to date under the Inducement Plan vest based on requisite service period and have a term of ten years. The Company’s restricted stock units awarded to date under the Inducement Plan vest based on requisite service period and have a term based on each award agreement.

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded share-based compensation expense in the following expense categories in its accompanying statements of operations for the period presented:

	Year Ended December 31,
(in thousands)	2023	2022
Research and development	$5,554	$8,278
General and administrative	5,367	10,676
	$10,921	$18,954

The following table summarizes stock option activity for the year ended December 31, 2023:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2023	11,411,390	$9.01	7.1
Granted	3,409,382	1.06
Exercised	—	—
Forfeitures	(3,157,751)	7.82
Expirations	(2,372,713)	12.40
Outstanding at December 31, 2023	9,290,308	$5.63	8.0
Vested and exercisable at December 31, 2023	5,246,975	$7.78	7.5
Vested or expected to vest at December 31, 2023	9,290,308	$5.63	8.0

The weighted-average grant date fair value of options granted was $0.81 and $2.33 for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the total unrecognized compensation expense related to unvested stock option awards was $8.4 million, which the Company expects to recognize over a weighted-average period of 1.7 years.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Year Ended December 31,
	2023		2022
Expected volatility	92.6%		92.5%
Risk‑free interest rate	3.6%		2.8%
Expected term	6.0	years	5.9	years
Expected dividend yield	—		—

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

The following table summarizes activity related to RSU awards during the year ended December 31, 2023:

		Weighted average
	Number of shares	grant date fair value
Unvested balance at January 1, 2022	1,229,166	$2.98
Granted	195,000	1.01
Vested	(141,534)	5.23
Forfeited	(355,632)	2.60
Unvested balance at December 31, 2023	927,000	$2.37

As of December 31, 2023, the total unrecognized expense related to all RSUs was $0.9 million, which the Company expects to recognize over a weighted-average period of 1.1 years.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan, or the ESPP, became effective on February 28, 2020. The ESPP authorizes the issuance of up to 1,981,766 shares of the Company’s common stock. Of this amount, 1,478,155 were available for future grants as of December 31, 2023. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years, in an amount equal to one percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors to determine a lesser number of shares shall be added for such year. As a result, on January 1, 2024, subject to the discretion of the board of directors, the shares authorized for issuance under the ESPP was not increased.

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

Notes to Financial Statements (cont.)

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

13. Income Taxes

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$76,362	$64,547
Research and development credits	45,320	32,068
Collaboration and license agreement	3,748	4,504
Capitalized research and development	65,170	65,012
Share-based compensation	6,773	11,312
Accrued expenses and other	1,430	1,922
Operating lease liabilities	7,803	8,900
Total gross deferred tax assets before valuation allowance	206,606	188,265
Valuation allowance	(200,774)	(179,843)
Net deferred tax assets	5,832	8,422
Deferred tax liabilities:
Right of use assets - operating leases	(5,496)	(7,609)
Depreciation	(336)	(813)
Total deferred tax liabilities	(5,832)	(8,422)
Net deferred taxes	$—	$—

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of December 31, 2023 and 2022. The valuation allowance increased by $20.9 million and $44.8 million during the years ended December 31, 2023 and 2022, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended
	December 31,
	2023	2022
Federal tax benefit at statutory rate	21.0%	21.0%
State tax, net of federal benefit	5.2	7.5
Change in state tax rates	(14.0)	—
Permanent differences	(1.2)	(2.5)
Research and development and orphan tax credits	9.5	6.9
Change in valuation allowance	(20.5)	(32.9)
	—%	—%

Passage Bio, Inc.

Notes to Financial Statements (cont.)

The following table summarizes carryforwards of federal, state and local net operating losses, or NOL, and research and development and orphan drug tax credits:

	December 31,
(in thousands)	2023	2022
Federal	$265,458	$199,233
State	265,454	199,230
Local	214,518	180,859
Research tax credits	45,320	32,068

For federal income tax purposes, $0.3 million of NOL carryforwards expire in 2037. The remaining federal NOL carryforwards were generated subsequent to January 1, 2018, and therefore, are able to be carried forward indefinitely.

For state income tax purposes, NOL carryforwards begin expiring in 2037, and expire through 2043.

For local income tax purposes related to the city of Philadelphia, NOL carryforwards begin expiring in 2024, and expire through 2043. NOL carryforwards generated prior to 2022 expire after three years, whereas NOL carryforwards generated in 2022 and after expire after 20 years.

As of December 31, 2023, the Company also had $10.9 million of federal research and development and $34.5 million orphan drug tax credit carryforwards that will begin to expire in 2038 and 2040, respectively, unless previously utilized.

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

The Company will recognize interest and penalties related to uncertain tax positions as a component of interest income, net. As of December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. Tax years from 2020 and after remain subject to examination by the taxing jurisdictions. The NOL and tax credit carryforwards remain subject to review until utilized.

14. Subsequent Events

None.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our interim chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our chief executive officer and interim chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our chief executive officer and interim chief financial officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Our management, with the participation of our chief executive officer and interim chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control – Integrated Framework (2013). Based on our assessment, our management has concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements

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

(3)	Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation, dated May 30, 2023.	10-Q	001-39231	August 7, 2023

3.2	Amended and Restated Bylaws, dated December 1, 2022.	8-K	001-39231	December 2, 2022

4.1	Form of Common Stock Certificate	S-1/A	333-236214	February 18, 2020

4.2	Description of Registrant’s Securities	10-K	001-39231	March 3, 2021

10.1†˄	Development Services and Clinical Supply Agreement, dated April 13, 2020, by and between the Registrant and Catalent Maryland, Inc.	10-Q	001-39231	May 11, 2020

10.2	Lease, dated April 10, 2020, by and between the Registrant and Commerce Square Partners - Philadelphia Plaza, L.P.	10-Q	001-39231	May 11, 2020

10.3	First Amendment to Lease, dated April 10, 2020, by and between the Registrant and Philadelphia Plaza – Phase II LP	10-Q	001-39231	May 11, 2020

10.4	Form of Indemnification Agreement between the Registrant and its directors and officers	S-1	333-236214	February 3, 2020

10.5	Amended and Restated 2018 Equity Incentive Plan, as amended, and forms of award agreements.	S-1	333-236214	February 3, 2020

10.6	2020 Equity Incentive Plan of the Registrant, and forms of award agreements.	S-1/A	333-236214	February 18, 2020

10.7	2020 Employee Stock Purchase Plan of the registrant	S-1/A	333-236214	February 18, 2020

10.8†˄	Amended and Restated Sponsored Research, Collaboration and License Agreement, dated May 5, 2020, by and between the Registrant and The Trustees of the University of Pennsylvania.	10-Q	001-39231	August 13, 2020

10.9˄

Amendment No. 1, dated August 13, 2020, to the Amended and Restated Sponsored Research, Collaboration and License Agreement by and between the Registrant and the Trustees of the University of Pennsylvania

		10-Q	001-39231	November 10, 2020

10.10˄

Amendment No. 2, dated November 2, 2020, to the Amended and Restated Sponsored Research, Collaboration and License Agreement by and between the Registrant and the Trustees of the University of Pennsylvania

		S-1	333-252213	January 19, 2021

10.11†˄

Amendment No. 3, dated December 9, 2020, to the Amended and Restated Sponsored Research, Collaboration and License Agreement by and between the Registrant and the Trustees of the University of Pennsylvania

		S-1	333-252213	January 19, 2021

10.12˄	Lease, dated December 15, 2020 by and between the Registrant and Hopewell Campus Owner, LLC	8-K	001-39231	December 18, 2020

10.13	2021 Equity Inducement Plan	S-8	333-258000	July 19, 2021

10.14†˄

Amendment No. 4, dated June 2, 2021, to the Amended and Restated Sponsored Research, Collaboration and License Agreement by and between the Registrant and the Trustees of the University of Pennsylvania

		10-K	001-39231	March 3, 2022

10.15

Amendment No. 5, dated August 3, 2021, to the Amended and Restated Sponsored Research, Collaboration and License Agreement by and between the Registrant and the Trustees of the University of Pennsylvania

		10-Q	001-39231	November 4, 2021

10.16†˄	Amendment No. 6, dated November 12, 2021, to the Amended and Restated Sponsored Research, Collaboration and	10-K	001-39231	March 3, 2022

License Agreement by and between the Registrant and the Trustees of the University of Pennsylvania
10.17†˄

Amendment No. 7, dated December 3, 2021, to the Amended and Restated Sponsored Research, Collaboration and License Agreement by and between the Registrant and the Trustees of the University of Pennsylvania

		10-K	001-39231	March 3, 2022
10.18†˄	Eighth Amendment to Amended and Restated Research, License & Collaboration Agreement, dated May 11, 2022, by and between the Registrant and the Trustees of the University of Pennsylvania.	10-Q	001-39231	August 4, 2022

10.19+	Employment Agreement, dated August 23, 2021 by and between the Registrant and Simona King.	10-Q	001-39231	November 4, 2021
10.20+†	Employment Agreement, dated October 10, 2022 by and between the Registrant and William Chou.	10-Q	001-39231	November 10, 2022
10.21+†	Employment Agreement dated September 10, 2019, as amended on February 26th, 2020, by and between the Registrant and Edgar B. (Chip) Cale.	10-K	001-39231	March 6, 2023

10.22+†	Employment Agreement, dated July 22, 2019, as amended on February 14, 2020, by and between the Registrant and Alexandros Fotopoulos.	S-1/A	333-236214	February 18, 2020

10.23+†	Transition and Separation Agreement, dated November 17, 2022, by and between the Registrant and Monika Toernsen.	10-K	001-39231	March 6, 2023

10.24+†	Transition and Separation Agreement, dated July 19, 2023, by and between the Registrant and Simona King.	10-Q	001-39231	November 13, 2023

10.25+†	Transition and Separation Agreement, dated July 19, 2023, by and between the Registrant and Alexandros Fotopoulos.	10-Q	001-39231	November 13, 2023

10.26†˄	Amended and Restated Development Services and Clinical Supply Agreement, dated November 9, 2023, by and between the Registrant and Catalent Maryland, Inc.				X

10.27+†	Employment Agreement, dated March 30, 2022, by and between the Registrant and Mark Forman.	X

10.28+†	Employment Agreement, dated March 1, 2024, by and between the Registrant and Kathleen Borthwick.	X

23.1	Consent of KPMG LLP, an independent registered public accounting firm.	X

24.1	Power of Attorney. Reference is made to the signature page hereto.	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97	Policy Relating to Recovery of Erroneously Awarded Compensation	X

101.INS	Inline XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL).	X

+	Indicates management contract or compensatory plan, contract or agreement.
†	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.
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

PASSAGE BIO, INC.

Date: March 4, 2024	By:	/s/ William Chou, M.D.
	Name:	William Chou, M.D.
	Title:	Chief Executive Officer and Director

Date: March 4, 2024	By:	/s/ Kathleen Borthwick
	Name:	Kathleen Borthwick
	Title:	Chief Financial Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints William Chou, M.D., Kathleen Borthwick and Edgar B. Cale, and each of them, with full power of substitution and resubstitution, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William Chou, M.D.	President, Chief Executive Officer and Director	March 4, 2024
William Chou, M.D.	(Principal Executive Officer)
/s/ Kathleen Borthwick	Chief Financial Officer	March 4, 2024
Kathleen Borthwick	(Principal Financial and Accounting Officer)
/s/ Maxine Gowen, Ph.D.	Director	March 4, 2024
Maxine Gowen, Ph.D.
/s/ Athena Countouriotis, M.D.	Director	March 4, 2024
Athena Countouriotis, M.D.
/s/ Saqib Islam	Director	March 4, 2024
Saqib Islam
/s/ Sandip Kapadia	Director	March 4, 2024
Sandip Kapadia
/s/ Derrell Porter, M.D.	Director	March 4, 2024
Derrell Porter, M.D.
/s/ Dolan Sondhi, Ph.D.	Director	March 4, 2024
Dolan Sondhi, Ph.D.