Form 10-Q
period 2024-03-31
Passage BIO, Inc.
filed 2024-05-14
CIK 1787297

Y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 9, 2024, the registrant had 61,640,596 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “forecast,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our plans to develop and commercialize our product candidates, the timing and results of our ongoing or planned preclinical studies and clinical trials, risks associated with clinical trials, including our ability to adequately manage clinical activities, unexpected concerns that may arise from additional data or analysis obtained during clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the clinical utility of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the willingness of healthcare professionals to use our product candidates, the sufficiency of our cash and cash equivalents, general economic, industry and market conditions, including fluctuating interest rates and inflation, and instability in the global banking system, our activities to evaluate and pursue potential out-licensing opportunities following our determination to discontinue the advancement of certain product candidates, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

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

PART I-FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Passage Bio, Inc.

Balance Sheets

	(Unaudited)
(in thousands, except share and per share data)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$36,773	$21,709
Marketable securities	67,752	92,585
Prepaid expenses and other current assets	1,784	923
Prepaid research and development	1,984	2,742
Total current assets	108,293	117,959
Property and equipment, net	14,489	15,295
Right of use assets - operating leases	17,087	16,858
Other assets	662	433
Total assets	$140,531	$150,545
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,687	$1,298
Accrued expenses and other current liabilities	7,483	11,670
Operating lease liabilities	3,671	3,373
Total current liabilities	12,841	16,341
Operating lease liabilities - noncurrent	22,807	22,921
Total liabilities	35,648	39,262

Commitments and contingencies (note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding at both March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value: 300,000,000 shares authorized; 61,611,796 shares issued and outstanding at March 31, 2024 and 54,944,130 shares issued and outstanding at December 31, 2023	6	5
Additional paid‑in capital	716,125	705,789
Accumulated other comprehensive income (loss)	(69)	(43)
Accumulated deficit	(611,179)	(594,468)
Total stockholders’ equity	104,883	111,283
Total liabilities and stockholders’ equity	$140,531	$150,545

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023
Operating expenses:
Research and development	$11,535	$16,836
General and administrative	6,515	19,047
Loss from operations	(18,050)	(35,883)
Other income (expense), net	1,339	1,545
Net loss	$(16,711)	$(34,338)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.30)	$(0.63)
Weighted average common shares outstanding, basic and diluted	56,295,540	54,618,799
Comprehensive loss:
Net loss	$(16,711)	$(34,338)
Unrealized gain (loss) on marketable securities	(26)	539
Comprehensive loss	$(16,737)	$(33,799)

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Stockholders’ Equity

(Unaudited)

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2024	54,944,130	$5	$705,789	$(43)	$(594,468)	$111,283
Issuance of common stock under the ATM Facility, net of offering costs	6,000,000	1	8,741	—	—	8,742
Exercise of stock options and vesting of restricted stock units	667,666	—	—	—	—	—
Unrealized gain (loss) on marketable securities	—	—	—	(26)	—	(26)
Share‑based compensation expense	—	—	1,595	—	—	1,595
Net loss	—	—	—	—	(16,711)	(16,711)
Balance at March 31, 2024	61,611,796	$6	$716,125	$(69)	$(611,179)	$104,883

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2023	54,614,690	$5	$694,733	$(966)	$(492,406)	$201,366
Exercise of stock options and vesting of restricted stock units	12,000	—	—	—	—	—
Unrealized gain (loss) on marketable securities	—	—	—	539	—	539
Share‑based compensation expense	—	—	2,784	—	—	2,784
Net loss	—	—	—	—	(34,338)	(34,338)
Balance at March 31, 2023	54,626,690	$5	$697,517	$(427)	$(526,744)	$170,351

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Cash flows used in operating activities:
Net loss	$(16,711)	$(34,338)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	806	978
Share‑based compensation	1,595	2,784
Amortization of premium and discount on marketable securities, net	(444)	(98)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, and other assets	(1,090)	3,075
Prepaid research and development	758	4,346
Right of use assets and operating lease liabilities	(45)	(21)
Accounts payable	389	(1,039)
Accrued expenses and other current and noncurrent liabilities	(4,187)	1,867
Net cash provided by (used in) operating activities	(18,929)	(22,446)
Cash flows provided by (used in) investing activities:
Purchases of marketable securities	(13,809)	(51,396)
Sales or maturities of marketable securities	39,060	72,639
Purchases of property and equipment	—	(26)
Net cash provided by (used in) investing activities	25,251	21,217
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock under the ATM Facility, net of offering costs	8,742	—
Net cash provided by (used in) financing activities	8,742	—
Net increase (decrease) in cash and cash equivalents	15,064	(1,229)
Cash and cash equivalents at beginning of period	21,709	34,601
Cash and cash equivalents at end of period	$36,773	$33,372
Supplemental disclosure of non‑cash investing and financing activities:
Unrealized gain (loss) on marketable securities	$(26)	$539
Property and equipment in accounts payable and accrued expenses and other current liabilities	$—	$36
Right of use assets recognized upon the commencement of sublease	$(422)	$—
Operating lease liabilities recognized upon the commencement of sublease	$422	$—

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

1. Nature of Operations

Passage Bio, Inc., or the Company, a Delaware corporation incorporated in July 2017, is a clinical stage genetic medicines company on a mission to improve the lives of patients with neurodegenerative diseases. The Company’s primary focus is the development and advancement of cutting-edge, one-time therapies designed to target critical underlying pathology in these conditions. The Company has a strategic research collaboration with the Trustees of the University of Pennsylvania’s, or Penn, Gene Therapy Program, or GTP.

Through this collaboration, the Company has developed its lead clinical product candidate, PBFT02, for the treatment of frontotemporal dementia, or FTD, caused by progranulin deficiency, or FTD-GRN, which seeks to elevate progranulin levels to restore lysosomal function and slow disease progression.

2. Risks and Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $611.2 million as of March 31, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.

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

On March 5, 2021, the Company entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, relating to the applicable terms of at-the-market equity offerings, or the ATM Facility, pursuant to which the Company may, but is not obligated to, offer and sell, from time to time, shares of its common stock with an aggregate offering price up to $125.0 million through Cowen, as sales agent in the ATM Facility. During the three months ended March 31, 2024, the Company issued 6,000,000 shares of common stock under the ATM Facility, resulting in net proceeds of $8.7 million after deducting offering costs of $0.3 million.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

3. Summary of Significant Accounting Policies

The Company’s complete summary of significant accounting policies can be found in “Note 3. Summary of Significant Accounting Policies” in the audited financial statements included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2023.

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission, or SEC, which permits reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying balance sheets, statements of operations and comprehensive loss, stockholders’ equity, and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2023 Annual Report filed on Form 10-K.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of March 31, 2024 consisted of various securities as described in Note 4. Cash consists of cash deposits at banking institutions.

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

Property and Equipment, Net

Property and equipment, net consists of laboratory equipment, office equipment, computer hardware and software, furniture and fixtures, and leasehold improvements and are recorded at cost. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Property and equipment are depreciated on a straight-line basis over their estimated useful lives. The Company estimates useful life on an asset-by-asset basis, which generally consists of three years for computer hardware and software, five years for office equipment, five years for laboratory equipment, and seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

When property and equipment are retired or otherwise disposed of, the costs and accumulated depreciation are removed from the respective accounts, with any resulting gain or loss recognized concurrently. The Company did not recognize any losses on disposals of property and equipment for the three months ended March 31, 2024 and 2023.

The Company reviews long-lived assets, such as property and equipment, for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company did not recognize any impairment expenses for property and equipment for the three months ended March 31, 2024 and 2023.

Leasing

The Company evaluates leases at their inception to determine if they are an operating lease or a finance lease. As of March 31, 2024, the Company has classified all leases with terms greater than one year, as operating leases.

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

The Company reviews long-lived assets, such as right of use assets, or ROU assets, for impairment when events or changes indicate the carrying amount of the ROU assets may not be recoverable. The Company did not recognize any impairment expenses for ROU assets for the three months ended March 31, 2024 and 2023.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

Other Income (Expense), Net

Other income (expense), net consists of interest earned on the Company’s cash equivalents and marketable securities, amortization of premium and discount on our marketable securities, and the sale of certain tax credits.

The Company recorded $1.3 million to other income (expense), net for the three months ended March 31, 2024, which is attributable to $1.3 million of interest income and the amortization of premium and discount on the Company’s marketable securities.

The Company recorded $1.5 million to other income (expense), net for three months ended March 31, 2023, which consisted of $1.1 million attributable to interest income and the amortization of premium and discount on the Company’s marketable securities, and $0.4 million related to the sale of certain tax credits.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Stock options	12,392,973	13,609,572
Unvested restricted stock units	400,167	1,193,666
Employee stock purchase plan	91,663	131,436
	12,884,803	14,934,674

Recently Adopted Accounting Pronouncements

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

4. Cash, Cash Equivalents and Marketable Securities

The following table provides details regarding the Company’s portfolio of cash and cash equivalents:

	Cost or
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
March 31, 2024:
Cash accounts in banking institutions	$6,041	$-	$-	$6,041
Money market funds	23,895	-	-	23,895
Commercial paper	991	-	-	991
Certificates of deposit	1,336	-	-	1,336
Corporate debt securities	4,510	-	-	4,510
Total	$36,773	$-	$-	$36,773

December 31, 2023:
Cash accounts in banking institutions	$3,596	$-	$-	$3,596
Money market funds	13,763	-	-	13,763
Commercial paper	2,670	-	-	2,670
Corporate debt securities	1,680	-	-	1,680
Total	$21,709	$-	$-	$21,709

The following table provides details regarding the Company’s portfolio of marketable securities:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
March 31, 2024:
Certificates of deposit	$9,818	$2	$(1)	$9,819
Commercial paper	30,800	-	(17)	30,783
Corporate debt securities	16,667	5	(1)	16,671
U.S. government securities	10,536	-	(57)	10,479
Total	$67,821	$7	$(76)	$67,752

December 31, 2023:
Certificates of deposit	$10,950	$6	$-	$10,956
Commercial paper	34,601	9	(4)	34,606
Corporate debt securities	22,940	8	(8)	22,940
U.S. government securities	16,049	0	(44)	16,005
U.S. government agency securities	8,088	-	(10)	8,078
Total	$92,628	$23	$(66)	$92,585

The contractual maturities of the Company’s marketable securities as of March 31, 2024, are as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$67,821	$67,752
Due after one year through five years	-	-
Total	$67,821	$67,752

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

5. Fair Value of Financial Instruments

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination in accordance with applicable accounting guidance requires that a number of significant judgments be made. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The carrying amounts of certain of the Company’s financial instruments, including prepaid expense and accounts payable are shown at cost, which approximates fair value due to the short-term nature of these instruments. The Company follows the provisions of ASC Topic 820, Fair Value Measurement, for financial assets and liabilities measured on a recurring basis. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

	Fair value measurement at
	reporting date using
	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
March 31, 2024:
Assets
Cash equivalents:
Money market funds	$23,895	$-	$-
Commercial paper	-	991	-
Certificates of deposit	-	1,336	-
Corporate debt securities	-	4,510	-
Total cash equivalents	23,895	6,837	-

Marketable securities:
Certificates of deposit	-	9,819	-
Commercial paper	-	30,783	-
Corporate debt securities	-	16,671	-
U.S. government securities	-	10,479	-
Total marketable securities	-	67,752	-
Total financial assets	$23,895	$74,589	$-

December 31, 2023:
Assets
Cash equivalents:
Money market funds	$13,763	$-	$-
Commercial paper	-	2,670	-
Corporate debt securities	-	1,680	-
Total cash equivalents	13,763	4,350	-

Marketable securities:
Certificates of deposit	-	10,956	-
Commercial paper	-	34,606	-
Corporate debt securities	-	22,940	-
U.S. government securities	-	16,005	-
U.S. government agency securities	-	8,078	-
Total marketable securities	-	92,585	-
Total financial assets	$13,763	$96,935	$-

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

6. Property and Equipment, Net

Property and equipment, net, consists of the following:

(in thousands)	March 31, 2024	December 31, 2023
Laboratory equipment	$10,065	$10,065
Office equipment	119	119
Computer hardware and software	1,077	1,077
Furniture and fixtures	419	419
Leasehold improvements	10,213	10,213
Construction in progress	638	638
Total property and equipment	22,531	22,531
Accumulated depreciation and amortization	(8,042)	(7,236)
	$14,489	$15,295

Depreciation expense was $0.8 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Professional fees	$857	$1,176
Compensation and related benefits	2,134	6,636
Research and development	2,492	1,858
Amount due to Catalent in connection with Amended Catalent Agreements	2,000	2,000
	$7,483	$11,670

8. Leases

2005 Market Street Lease Agreement

The Company is party to a lease agreement for office space, or the 2005 Market Street Lease Agreement, in Philadelphia, Pennsylvania. Under the 2005 Market Street Lease Agreement, the Company leased approximately 37,000 square feet. The 2005 Market Street Lease Agreement commenced in February 2021 and is expected to expire in December 2031. The Company has an option to extend the term of the 2005 Market Street Lease Agreement by two additional terms of five years each. The Company has an option to early terminate the 2005 Market Street Lease Agreement as of April 2029, given notice is provided to the landlord no less than fifteen months prior to April 2029. The optional extension and termination terms were not recognized as part of the Company’s measurement of the ROU asset and operating lease liability as of March 31, 2024. During 2023 the Company subleased all of the space at 2005 Market Street as further described in Sublease Agreement A and Sublease Agreement B below.

Sublease Agreement A

On August 7, 2023, the Company entered into a sublease agreement with a counterparty, or Sublessee A, to sublease approximately 8,000 square feet of the 2005 Market Street Lease Agreement, or Sublease Agreement A. This sublease term began on November 1, 2023, and continues through March 31, 2029. In the event the Company does not elect its early termination option under the 2005 Market Street Lease Agreement, Sublessee A has an option to extend the

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

sublease agreement through November 30, 2031. The base sublease rent is $0.1 million per year and increases by 2.75% annually through the expiration of the agreement. Additionally, Sublessee A is required to pay the portion of the common area maintenance expenses, operating expenses and use and occupancy taxes which the Company is required to pay under the 2005 Market Street Lease Agreement.

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

As a result of Sublease Agreement A, in 2023 the Company determined an impairment indicator was present. The Company compared the estimated undiscounted cash flows to the carrying value of the asset group, which includes ROU assets, leasehold improvements, and other property and equipment allocable to Sublease Agreement A. The Company concluded the carrying value of the asset group was not recoverable as it exceeded the estimated undiscounted cash flows. The Company calculated the amount of impairment using a discounted cash flow model to calculate the fair value of the asset group which incorporated the net identifiable cash flows for the term of Sublease Agreement A, including an estimate for cash flows in the residual period, and an estimated borrowing rate of a market participant subtenant. The impairment charge was recorded as of the lease execution date.

Sublease Agreement B

On September 29, 2023, the Company entered into a sublease agreement with a counterparty, or Sublessee B, to sublease approximately 29,000 square feet of the 2005 Market Street Lease Agreement, or Sublease Agreement B. This sublease term began on March 1, 2024, and continues through August 2026. Sublessee B has an option to extend the term of the sublease agreement through March 31, 2029. The base sublease rent is $0.9 million per year for the entire term of the sublease. Additionally, Sublessee B is required to pay applicable use and occupancy taxes but is not obligated to make payments for operating expenses and common area maintenance expenses which the Company is required to pay under the 2005 Market Street Lease Agreement.

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

As a result of Sublease Agreement B, in 2023 the Company determined an impairment indicator was present. The Company compared the estimated undiscounted cash flows to the carrying value of the asset group, which includes ROU assets, leasehold improvements, and other property and equipment allocable to Sublease Agreement B. The Company concluded the carrying value of the asset group was not recoverable as it exceeded the estimated undiscounted cash flows. The Company calculated the amount of impairment using a discounted cash flow model to calculate the fair value of the asset group which incorporated the net identifiable cash flows for the term of Sublease Agreement B, including an estimate for cash flows in the residual period, and an estimated borrowing rate of a market participant subtenant. The impairment charge was recorded as of the lease execution date.

1835 Market Street Sublease Agreement

On February 20, 2024, the Company entered into a sublease agreement with a counterparty, or the 1835 Market Street Sublease Agreement. Under the 1835 Market Street Sublease Agreement, the Company subleased approximately 16,000 square feet of office space in Philadelphia, Pennsylvania. The sublease term began on March 26, 2024 and expires on September 30, 2025. The Company has the option to extend the term of the sublease agreement through February 28,

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

2029. The base sublease rent is $0.3 million per year for the original 18-month term of the sublease. Additionally, the Company is required to pay utility costs associated with the subleased premises. The optional extension was not recognized as part of the Company’s measurement of the ROU asset and operating lease liability as of March 31, 2024.

Laboratory Lease Agreement

The Company is also party to a lease agreement for laboratory space, or the Laboratory Lease Agreement, in Hopewell, New Jersey. The laboratory is focused on state-of-the-art analytical capabilities, assay development and validation, and clinical product testing to support both viral vector manufacturing and clinical development. The Laboratory Lease Agreement commenced in March 2021 and is expected to expire in March 2036. The Company has an option to extend the term of the Laboratory Lease Agreement by up to two five-year terms. This option to extend was not recognized as part of the Company's measurement of the ROU asset and operating lease liability as of March 31, 2024.

The following table summarizes future minimum lease payments for the Company’s lessee operating leases, which comprises the 2005 Market Street Lease Agreement, 1835 Market Street Sublease Agreement, and the Laboratory Lease Agreement. The below table does not include expected cash inflows related to Sublease Agreement A and Sublease Agreement B, as the Company was not relieved of its primarily obligation under the 2005 Market Street Lease Agreement:

(in thousands)
2024	$2,906
2025	3,883
2026	3,757
2027	3,863
2028	3,973
Thereafter	25,706
Total undiscounted lease payments	44,088
Less: imputed interest	(17,610)
Total lease liabilities	$26,478

The following table summarizes lease expense by lease type that was recognized during the three months ended March 31, 2024 and 2023:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2024	March 31, 2023
Operating lease cost	$831	$831
Variable lease cost	720	478
	$1,551	$1,309

The following table shows the weighted average discount rate and weighted average remaining lease term of the operating leases:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2024	March 31, 2023
Weighted-average discount rate	9.7%	9.7%
Weighted-average remaining lease term (years)	10.9	12.0

The cash paid for amounts included in the measurement of our operating lease liabilities for the three months ended March 31, 2024 and 2023 was $0.9 million recorded in operating cash flows.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

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

The Amended Catalent Agreements eliminate the minimum annual purchase obligation and the obligation to pay an annual fee for use of the Clean Room Suite, thereby eliminating the annual minimum commitment of $10.6 million per year owed to Catalent through November 2025 under the Original Catalent Agreements. In consideration of this, the Company had an obligation to make aggregate payments to Catalent of $6.0 million between June 30, 2023 and May 1, 2024.

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

Immediately prior to the execution of the Letter Agreements, the Company had a $5.3 million prepaid asset related to upfront payments made to secure the Clean Room Suite. In connection with the Letter Agreements, the Company no longer has exclusive access to the Clean Room Suite at Catalent and, as a result, the Company recognized an expense of $5.3 million related to the elimination of the prepaid asset during the three months ended March 31, 2023.

The Company classified the $11.3 million of expenses, which comprises of $6.0 million in aggregate payments due to Catalent and the $5.3 million elimination of the prepaid asset, as general and administrative expense within the statement of operations for the three months ended March 31, 2023, as both amounts did not directly relate to the future advancement of the Company’s research and development programs.

As of March 31, 2024, the Company has made payments of $4.0 million under the Amended Catalent Agreements. The remaining $2.0 million of aggregate payments due to Catalent under the Amended Catalent Agreements are included in accrued expenses and other current liabilities as of March 31, 2024, and were paid in May 2024.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

Litigation

In the normal course of business, the Company from time to time is named as a party to legal claims and actions. The Company records a loss contingency reserve for a legal proceeding when the potential loss is considered probable and can be reasonably estimated. The Company has not recorded any amounts for loss contingencies as of March 31, 2024.

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

The total number of shares authorized under the Incentive Plan as of March 31, 2024 was 15,848,867. Additionally, 3,635,337 shares previously issued under the 2018 Plan which were forfeited are available for issuance under the Incentive Plan. As of March 31, 2024, 8,077,109 shares were available for future grants under the Incentive Plan. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Incentive Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021 and continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors to determine a lesser number of shares shall be added for such year. As a result, the number of shares reserved for issuance under the Incentive Plan increased by 2,747,206 and 2,730,735 shares in January 2024 and 2023, respectively.

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

The Inducement Plan was approved by the Company’s board of directors in July 2021. The total number of shares authorized under the Inducement Plan as of March 31, 2024 was 2,500,000. Of this amount, 1,203,425 shares were available for future grants as of March 31, 2024. The Inducement Plan provides for the granting of nonqualified stock

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

options and restricted stock awards to employees hired by the Company, as determined by the Company’s board of directors. The Company’s stock options awarded to date under the Inducement Plan vest based on requisite service period and have a term of ten years. The Company’s restricted stock units awarded to date under the Inducement Plan vest based on requisite service period and have a term based on each award agreement.

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded share-based compensation expense in the following expense categories in its accompanying statements of operations for the period presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development	$818	$1,628
General and administrative	777	1,156
	$1,595	$2,784

The following table summarizes stock option activity for the three months ended March 31, 2024:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2024	9,290,308	$5.63	8.0
Granted	3,639,950	1.48
Exercised	—	—
Forfeited	(537,285)	8.02
Expired	—	—
Outstanding at March 31, 2024	12,392,973	$4.31	8.4
Vested and exercisable at March 31, 2024	5,273,496	$7.44	7.2
Vested or expected to vest at March 31, 2024	12,392,973	$4.31	8.4

The weighted average grant date fair value of options granted was $1.12 and $0.83 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the total unrecognized compensation expense related to unvested stock option awards was $10.4 million, which the Company expects to recognize over a weighted average period of 2.5 years.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Three Months Ended March 31,
	2024		2023
Expected volatility	88.4%		92.4%
Risk‑free interest rate	4.3%		3.5%
Expected term	6.0	years	6.0	years
Expected dividend yield	—		—

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following table summarizes activity related to RSU awards during the three months ended March 31, 2024:

		Weighted average
	Number of shares	grant date fair value
Unvested balance at January 1, 2024	927,000	$2.37
Granted	147,500	1.29
Vested	(667,666)	1.90
Forfeited	(6,667)	7.70
Unvested balance at March 31, 2024	400,167	$2.67

As of March 31, 2024, the total unrecognized expense related to all RSUs was $0.8 million, which the Company expects to recognize over a weighted-average period of 0.7 years.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan, or the ESPP, became effective on February 28, 2020. The ESPP authorizes the issuance of up to 1,981,766 shares of the Company’s common stock. Of this amount, 1,478,155 were available for future grants as of March 31, 2024. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years, in an amount equal to one percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors to determine a lesser number of shares shall be added for such year. The board of directors determined the shares authorized for issuance under the ESPP would not be increased in 2024.

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

Overview and Pipeline

We are a clinical stage genetic medicines company on a mission to improve the lives of patients with neurodegenerative diseases. Our primary focus is the development and advancement of cutting-edge, one-time gene therapies designed to target critical underlying pathologies in these conditions. We believe we have developed a differentiated approach to developing treatments for central nervous system, or CNS, disorders that allows us to select and advance product candidates with a higher probability of technical and regulatory success.

Our lead clinical product candidate, PBFT02, seeks to elevate progranulin levels to enhance lysosomal function and slow disease progression across a variety of neurodegenerative diseases. PBFT02 utilizes an adeno-associated virus serotype 1, or AAV1, capsid to deliver a functional granulin gene, or GRN, encoding progranulin, or PGRN, to the brain via intra cisterna magna, or ICM, administration. The lead indication for PBFT02 is frontotemporal dementia, or FTD, caused by progranulin deficiency, or FTD-GRN. We believe this clinical product candidate has the potential to provide patients with significantly improved outcomes given the rigorous capsid and transgene selection process, and our chosen route of ICM administration, which provides the potential for enhanced benefits due to widespread vector delivery to the brain and spinal cord and an improved safety profile compared with systemic administration due to the lower doses required.

We are currently studying PBFT02 in FTD-GRN, for which there are currently no approved disease-modifying therapies. In addition to the continued clinical development of PBFT02 to treat FTD-GRN, we intend to pursue PBFT02 in additional adult neurodegenerative diseases where we believe increasing PGRN levels could provide benefit. Third-party preclinical studies have shown that increased PGRN levels reduce the pathologic accumulation of TAR DNA binding protein 43, or TDP-43. TDP-43 pathology is a hallmark of multiple neurodegenerative conditions, including FTD due to mutations in the C9orf72 gene, or FTD-C9orf72, approximately 95% of sporadic amyotrophic lateral sclerosis, or ALS, and approximately 50% of sporadic FTD. Additionally, we believe restoration of PGRN has the potential to modulate Alzheimer’s disease, or AD, in patients that are carriers of the PGRN-lowering GRN rs5848 single nucleotide polymorphism, or SNP. Individuals with this polymorphism have reduced PGRN levels and are at an increased risk for AD. In the second half of 2024, we expect to obtain regulatory feedback on the clinical pathway to treating FTD-C9orf72 and ALS patients with PBFT02.

We have a research collaboration with the Trustees of the University of Pennsylvania’s, or Penn’s, Gene Therapy Program, or GTP, headed by Dr. James Wilson, a leader in the genetic medicines field. Our research collaboration with GTP provides us with access to one of the premier research institutions in the world for the discovery and preclinical development of genetic medicine product candidates. We are purposefully focusing on neurodegenerative diseases for which we believe our genetic medicine approach provides distinct technical advantages based on decades of research by GTP. GTP at Penn conducts rigorous discovery and preclinical studies to identify promising product candidates. Under our research collaboration, we have exclusive development and global commercial rights to product candidates for certain rare monogenic and certain non-rare, non-monogenic, or large, CNS disorders, subject to certain limitations. We also have access to platform technologies related to development of novel capsids, toxicity reduction technologies, and optimization approaches for delivery and formulation for product candidates in the CNS indications that we select. We have progressed four product candidates sourced from our research collaboration with GTP to the clinical stage of development and have eight remaining options to license additional programs from GTP until August 2026. Through our collaboration with GTP, we have one active preclinical program in Huntington’s disease.

As announced in December 2023, we are pursuing potential out-licensing opportunities for clinical-stage pediatric programs in GM1 gangliosidosis, or GM1, Krabbe disease, and metachromatic leukodystrophy, or MLD.

We have a gene therapy pipeline with the potential to address multiple neurodegenerative diseases. Our development programs consist of:

*8 additional CNS pipeline license options remain; 3 license options were previously exercised, and rights were subsequently returned to the University of Pennsylvania.

† US/EU prevalence per third-party sources

PBFT02 for the Treatment of FTD-GRN

We are currently developing PBFT02, which utilizes an AAV1 capsid to deliver a functional copy of GRN encoding for PGRN, for the treatment of FTD-GRN. FTD-GRN is an inheritable form of FTD caused by reductions in PGRN production due to mutations in the GRN gene. PGRN is a complex and highly conserved protein with multiple roles in cell homeostasis, neurodevelopment, and inflammation. In FTD-GRN, PGRN deficiency results in lysosomal dysfunction, neuroinflammation, and neurodegeneration.

Currently, there are no disease-modifying therapies approved for the treatment of FTD-GRN. Based on findings in preclinical studies, we believe that PBFT02 may provide FTD-GRN patients with significantly improved outcomes. We selected the AAV1 capsid and ICM administration for PBFT02 because this approach led to extensive and robust vector delivery throughout the brain and spinal cord of non-human primates, or NHPs, and due to the higher PGRN levels in cerebrospinal fluid, or CSF, achieved using AAV1 as compared with other serotypes tested. ICM administration of AAV1 to NHPs resulted in elevated CSF levels of human PGRN when compared with CSF levels in healthy human subjects, and in excess of levels achieved in NHPs with AAVhu68 or AAV5. We have an active Investigational New Drug application, or IND, from the U.S. Food and Drug Administration, or FDA, and approved clinical trial authorizations, or CTAs, in multiple countries for PBFT02. We are conducting our upliFT-D trial, an international, multi-center, open-label, single-arm Phase 1/2 clinical trial of PBFT02 in patients with a diagnosis of symptomatic FTD-GRN.

We reported initial safety and biomarker data from three patients in Cohort 1 of our upliFT-D trial in December of 2023 and May 2024. In this trial, Dose 1 of PBFT02 treatment was generally well-tolerated in study participants who received an enhanced immunosuppression regimen. Dose 1 of PBFT02 resulted in consistent elevated levels of CSF PGRN with concentrations ranging from 10.7 to 17.3 ng/mL at 30 days post-treatment (n=3) and 21.7 to 27.3 ng/mL at 6 months post-treatment (n=2), higher than the range found in healthy adult controls of 3.3 to 8.2 ng/mL (mean=4.8 ng/mL; n=61). In contrast, following PBFT02 treatment, plasma PGRN levels were unaltered, remaining similar to baseline concentrations and below levels found in healthy adult controls throughout the available follow-up period across all three patients.

We have completed dosing of Cohort 1 (n=5) and expect to initiate dosing of Cohort 2 (n=3-5) in the second quarter of 2024. Based on the robust PGRN expression observed in the initial patients in Cohort 1, including from the first two patients to reach six months post PBFT02 administration, we plan to continue studying Dose 1 in Cohort 2 of the upliFT-D trial, pending review of the safety data from the Cohort 1 study population with the Independent Data Monitoring Committee or IDMC.

We expect to report six-month safety and biomarker data from Cohort 1 FTD-GRN patients of the upliFT-D trial in the second half of 2024, and report 12-month follow-up data from Cohort 1 patients and initial safety and biomarker data from Cohort 2 patients in the first half of 2025.

The FDA has granted Orphan Drug Designation and Fast Track Designation to PBFT02 for the treatment of FTD-GRN and the European Commission has granted Orphan designation for PBFT02.

PBFT02 for the treatment of FTD-C9orf72 and ALS

We intend to pursue PBFT02 in additional adult neurodegenerative diseases where we believe elevated PGRN levels could provide benefits. This approach stems from PGRN’s pleiotropic cellular effects including the regulation of microglial activation and lysosomal function, and in particular its potential to ameliorate TDP-43 pathology. TDP-43 is a ribonucleic acid / deoxyribonucleic acid, or RNA/DNA, binding protein that normally resides in the nucleus where it regulates gene expression, RNA splicing, RNA trafficking, and mRNA turnover. Cytoplasmic TDP-43 pathology is a hallmark of multiple neurodegenerative conditions including FTD-GRN, FTD-C9orf72, approximately 95% of sporadic ALS, and approximately 50% of sporadic FTD. In these disorders, hyperphosphorylated TDP-43 accumulates in the cytoplasm of cell bodies and dendritic processes of neurons and glia, suggesting that loss of TDP-43's normal nuclear function contributes to the neurodegenerative process.

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

Active Research Programs

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

Paused Research Programs

We have a preclinical research program, PBAL05, under our license agreement with Penn for patients with ALS who have a gain-of-function mutation in the C9orf72 gene. We also have a program under our exploratory research program with GTP for Temporal Lobe Epilepsy. In order to reduce operating expenses, we have paused development of both of these programs.

Business Overview

We were incorporated in July 2017 under the laws of the State of Delaware. Since inception, our operations have consisted primarily of conducting preclinical studies, developing licensed technology, conducting clinical trials, and manufacturing clinical supply to support clinical trials. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. Historically, we have funded our operations through the sale of convertible preferred stock and public offerings of common stock. Our net losses were $16.7 million and $34.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $611.2 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $104.5 million. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025.

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

The Amended Catalent Agreements eliminate the minimum annual purchase obligation and the obligation to pay an annual fee for use of the Clean Room Suite, thereby eliminating the annual minimum commitment of $10.6 million per year owed to Catalent through November 2025 under the Original Catalent Agreements. In consideration of this, we had an obligation to make aggregate payments to Catalent of $6.0 million between June 30, 2023 and May 1, 2024.

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

Immediately prior to the execution of the Letter Agreements, we had a $5.3 million prepaid asset related to upfront payments made to secure the Clean Room Suite. In connection with the Letter Agreements, we no longer have exclusive access to the Clean Room Suite at Catalent and, as a result, we recognized an expense of $5.3 million related to the elimination of the prepaid asset during the three months ended March 31, 2023.

We classified the $11.3 million of expenses, which comprises of $6.0 million in aggregate payments due to Catalent and the $5.3 million elimination of the prepaid asset, as general and administrative expense within the statement of operations for the three months ended March 31, 2023, as both amounts did not directly relate to the future advancement of our research and development programs.

As of March 31, 2024, we made payments of $4.0 million under the Amended Catalent Agreements. The remaining $2.0 million of aggregate payments due to Catalent under the Amended Catalent Agreements are included in accrued expenses and other current liabilities as of March 31, 2024, and were paid in May 2024.

Components of Results of Operations

Research and Development

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. These expenses include:

●	expenses incurred to conduct the necessary preclinical studies and clinical trials required to obtain regulatory approval, including payments to clinical research organizations, or CROs, and payments to GTP for preclinical research and development;
●	personnel expenses, including salaries, benefits and share-based compensation expense for employees engaged in research and development functions;
●	expenses incurred under agreements with contract development and manufacturing organizations, or CDMOs, including the cost of acquiring and manufacturing preclinical study and clinical trial materials;
●	expenses and fees paid to consultants who assist with research and development activities; and
●	expenses incurred at and for our lab facilities, including rent, utilities, depreciation, and maintenance.

We track outsourced development expenses and other external research and development expenses to specific product candidates on a program-by-program basis, such as expenses incurred under our collaboration with Penn, fees paid to CROs, CDMOs and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation and other expenses which are deployed across multiple projects under development.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development expenses than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

We expect our research and development expenses to remain consistent in the near future. If our product candidate portfolio progresses into later-stage clinical trials, we expect that our research and development expenses will increase in the future to support our continued research and development activities and production of clinical supply.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and share-based compensation expense, for employees and consultants in executive, finance, accounting, legal, information technology, product strategy, quality, regulatory, operations and human resource functions. General and administrative expenses also include corporate facility costs, including rent, utilities, depreciation and maintenance, legal expenses related to intellectual property, litigation and corporate matters, insurance expense, expenses related to contract modifications or terminations, software expenses, expenses incurred to engage with patient advocacy organizations, recruitment related expenses, and expenses for other professional and consulting services. We expect our general and administrative expenses to remain consistent in the near future.

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

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table sets forth our results of operations for the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
(in thousands)	2024	2023	Change
Operating expenses:
Research and development	$11,535	$16,836	$(5,301)
General and administrative	6,515	19,047	(12,532)
Loss from operations	(18,050)	(35,883)	17,833
Other income (expense), net	1,339	1,545	(206)
Net loss	$(16,711)	$(34,338)	$17,627

Research and Development Expenses

Research and development expenses decreased by $5.3 million to $11.5 million for the three months ended March 31, 2024 from $16.8 million for the three months ended March 31, 2023. The decrease was primarily due to the following:

●	a decrease of $1.3 million in clinical operations expenses driven by lower activity in supporting the GM1 and Krabbe programs, for which we are pursuing out-licensing opportunities;
●	a decrease of $1.1 million in wages and benefits related to reductions in headcount;
●	a decrease of $1.1 million in Penn expenses. Expenses associated with the Penn Agreement will continue to vary from year to year based on our selection and prioritization of preclinical product candidates, the status of our preclinical pipeline and timing of preclinical work performed;
●	a decrease of $0.8 million in chemistry, manufacturing and control expenses primarily related to lower external manufacturing expenses, most significantly related to (i) reduced external manufacturing activities for our GM1 program and (ii) reduced expenses for Clean Room Suite fees related to the Amended Catalent Agreements;
●	a decrease of $0.8 million in share-based compensation expense related to reductions in headcount; and
●	a decrease of $0.5 million in professional fees.

These decreases were partially offset by:

●	an increase of $0.3 million in facility and other expenses.

General and Administrative Expenses

General and administrative expenses decreased by $12.5 million to $6.5 million for the three months ended March 31, 2024 from $19.0 million for the three months ended March 31, 2023. The decrease was primarily due to the following:

●	a decrease of $11.3 million related to expenses incurred in conjunction with the Amended Catalent Agreements during the three months ended March 31, 2023;
●	a decrease of $0.7 million in wages and benefits related to reductions in headcount;
●	a decrease of $0.4 million in share-based compensation expense related to reductions in headcount; and
●	a decrease of $0.1 million in facility and other expenses.

Other Income (Expense), Net

Other income (expense), net decreased by $0.2 million to $1.3 million for the three months ended March 31, 2024 from $1.5 million for the three months ended March 31, 2023. The decrease was primarily due to the following:

●	a decrease of $0.4 million attributable to the sale of certain tax credits during the three months ended March 31, 2023.

The decrease was partially offset by:

●	an increase of $0.2 million attributable to interest income and the amortization of premium and discount on the Company’s marketable securities.

Liquidity and Capital Resources

Overview

As of March 31, 2024, we had $104.5 million in cash, cash equivalents and marketable securities and had an accumulated deficit of $611.2 million. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expense and capital expenditures into the fourth quarter of 2025.

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

On March 5, 2021, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, relating to the applicable terms of at-the-market equity offerings, or the ATM Facility, pursuant to which we may, but are not obligated to, offer and sell, from time to time, shares of our common stock with an aggregate offering price up to $125.0 million through Cowen, as sales agent in ATM Facility. During the three months ended March 31, 2024, we issued 6,000,000 shares of common stock under the ATM Facility, resulting in net proceeds of $8.7 million after deducting offering costs of $0.3 million.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2024	2023
Cash provided by (used in) operating activities	$(18,929)	$(22,446)
Cash provided by (used in) investing activities	25,251	21,217
Cash provided by (used in) financing activities	8,742	—
Net increase (decrease) in cash and cash equivalents	$15,064	$(1,229)

Net Cash Provided by (Used in) Operating Activities

During the three months ended March 31, 2024, we used $18.9 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $16.7 million and a net increase in our operating assets of $4.2 million, partially offset by non-cash charges of $2.0 million related to depreciation, amortization, share-based compensation, and amortization of premium and discount, net. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Net Cash Provided by (Used in) Investing Activities

During the three months ended March 31, 2024, we purchased $13.8 million in marketable securities, and had sales and maturities of $39.1 million in marketable securities. We did not make any purchases of property and equipment for the three months ended March 31, 2024.

During the three months ended March 31, 2023, we purchased $51.4 million in marketable securities, and had sales and maturities of $72.6 million in marketable securities. Purchases of property and equipment were de minimus for the three months ended March 31, 2023.

Net Cash Provided by (Used in) Financing Activities

During the three months ended March 31, 2024, we received $8.7 million in net proceeds from the issuance of common stock under the ATM Facility. We received gross proceeds of $9.0 million, net of offering costs of $0.3 million.

During the three months ended March 31, 2023, we had no gross receipts or outflows of cash related to financing activities.

Contractual Obligations and Other Commitments

We lease approximately 37,000 square feet of office space in Philadelphia, Pennsylvania, or the 2005 Market Street Lease Agreement. The lease will expire in December 2031. We have an option to extend the term of the lease by up to two additional five-year terms. The aggregate estimated rent payments due over the initial term of the lease is $11.8 million, with rent payments that began in 2022. Our sublease agreements do not relieve us from our primary obligations under the 2005 Market Street Lease Agreement, however, we do expect cash inflows from the agreements to partially offset our future obligations for the duration of the sublease agreements.

We sublease approximately 16,000 square feet of office space in Philadelphia, Pennsylvania, or the 1835 Market Street Sublease Agreement. The sublease will expire in August 2025. We have an option to extend the term of the sublease by three and a half years through February 2029. The aggregate estimated rent payments due over the initial term of the sublease is approximately $0.5 million, with rent payments that began in 2024.

We lease approximately 62,000 square feet of laboratory space in Hopewell, New Jersey, or the Laboratory Lease Agreement. The lease will expire in March 2036. The aggregate estimated rent payments due over the initial term of the lease is approximately $40.3 million, with rent payments that began in 2021.

As a result of the Amended Catalent Agreements, we no longer have an annual minimum commitment of $10.6 million per year owed to Catalent through November 2025. As of March 31, 2024, the Company has made payments of $4.0 million under the Amended Catalent Agreements and made the final payment of $2.0 million in May 2024.

Under the Penn Agreement, we agreed to fund discovery research conducted by GTP for five years, which began in May 2020. Our funding commitment is $5.0 million annually through June 2026.

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

Critical Accounting Policies and Estimates

During the three months ended March 31, 2024, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2023 Annual Report filed on Form 10-K.

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

We will remain an emerging growth company until the earliest of (1) the last day of our first fiscal year (a) in which we have total annual gross revenues of at least $1.235 billion or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period and (3) December 31, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than the above, we are not presently a party to any legal proceedings that, in the opinion of management, would, if decided against us, have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks and uncertainties described below, together with the other information contained in this quarterly report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those immediately following this summary. Some of these risks are:

●	We are a clinical stage genetic medicines company with a history of operating losses, and we may not achieve or sustain profitability. We anticipate that we will continue to incur losses for the foreseeable future. Our limited operating history may make it difficult for you to evaluate our success to date and to assess our future viability;

●	We will need to raise additional funding before we can expect to become profitable from any potential future sales of our products;

●	PBFT02 is currently our sole clinical stage product candidate and we may not be able to successfully develop and commercialize PBFT02;

●	We are early in our development efforts. Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them;

●	Certain disorders we seek to treat have low incidence and prevalence and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue if approved;

●	Preclinical and clinical development involve lengthy and expensive processes with uncertain outcomes. We may incur additional expenses or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates;

●	Gene therapy is a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval;

●	Our product candidates may cause undesirable and unforeseen side effects, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences;

●	We currently rely on our collaboration with GTP for many aspects of our preclinical research and development, including for discovering, preclinically developing and conducting IND enabling studies for our clinical product candidates and our near-term future pipeline;

●	Gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in our development or commercialization programs or otherwise harm our business;

●	We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies or technologies that are more advanced or effective than ours;

●	We currently rely and expect to continue to rely on third-party manufacturers to produce clinical supply of our product candidates;

●	Even if we are able to obtain regulatory approval for and commercialize our product candidates, our products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business; and

●	If we are unable to obtain and maintain patent protection or other necessary rights for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or our rights under licensed patents is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

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

We have incurred net losses since our inception in 2017. We incurred net losses of $16.7 million and $34.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $611.2 million. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs, acquiring the rights to our product candidates, and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our operations have consumed significant amounts of cash since inception. As of March 31, 2024, our cash, cash equivalents and marketable securities were $104.5 million. We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

We are currently dependent on the potential development of a single clinical product candidate, PBFT02. We are still developing our sole clinical product candidate, and PBFT02 cannot be marketed or sold in the United States or in foreign markets until regulatory approval has been obtained from the FDA or applicable foreign regulatory agencies. The process of obtaining regulatory approval is expensive and time consuming. The FDA and foreign regulatory authorities may never approve PBFT02 for sale and marketing, and even if PBFT02 is ultimately approved, regulatory approval may be delayed or limited in the United States or in other jurisdictions. Even if we are authorized to sell and market PBFT02 in one or more markets, there is no assurance that we will be able to successfully market PBFT02 or that PBFT02 will achieve market acceptance sufficient to generate profits. If we are unable to successfully develop and commercialize PBFT02 due to failure to obtain regulatory approval for PBFT02, to successfully market PBFT02 or, to generate profits from the sale of PBFT02 due to other risk factors outlined in this report, it would have material adverse effects on our business, financial condition, and results of operations.

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

Preclinical and clinical development involve lengthy and expensive processes with uncertain outcomes. We may incur additional expenses or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates.

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

Moreover, our success will depend upon physicians prescribing, their patients being willing to receive, and third-party payors being willing to cover and reimburse for treatments that involve the use of product candidates we may develop.

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

In order to eventually market any of our product candidates in any particular foreign jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a jurisdiction by jurisdiction basis regarding safety and efficacy. Approval by the FDA in the United States, if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. The foreign regulatory approval process involves all of the risks associated with FDA approval. In addition, gene therapy products are considered genetically modified organism, or GMO, products and are regulated as such in each country. Designation of the type of GMO product and subsequent handling and disposal requirements can vary across countries and is variable throughout the European Union, or EU. Addressing each specific country requirement and obtaining approval to commence a clinical trial in these countries could result in delays in starting, conducting, or completing a clinical trial. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets and expect to rely on third-party consultants. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be unrealized.

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

Risks Related to Our Reliance on Third Parties

We currently rely on our collaboration with GTP for many aspects of our preclinical research and development programs, including for discovering, preclinically developing and conducting IND-enabling studies for our clinical product candidates and our near-term future pipeline of product candidates. Failure or delay of GTP to fulfill all or part of its obligations to us under the agreement, a breakdown in collaboration between the parties or a complete or partial loss of this relationship could materially harm our business.

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

Although we have recruited a team that has experience with clinical trials, as a company, we have limited experience in conducting clinical trials. Moreover, we currently rely on third-parties, currently primarily GTP, for our discovery and certain of our preclinical research and will continue to rely upon medical institutions, clinical investigators, and CROs to conduct clinical trials for our product candidates. We expect to rely heavily on these parties for execution of preclinical and clinical trials for our product candidates and control only certain aspects of their activities. If these parties reduce the levels of efforts and resources to our product candidate activities, prioritize work with a competitor of ours or if a dispute were to arise between us and these parties, they may not meet our expected deadlines or provide us with sufficient materials for our regulatory filings. Nevertheless, we will be responsible for ensuring that each of our preclinical and clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our preclinical studies and clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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

We may decide to pursue collaborations with additional pharmaceutical and biotechnology companies for the development and potential commercialization of some of our product candidates. In particular, we recently announced that we are pursuing potential out-licensing opportunities for our pediatric portfolio of clinical programs including GM1, Krabbe disease, and MLD. We face significant competition in seeking appropriate collaborators. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the collaborator terminates the collaboration. In addition, a significant number of recent business combinations among large pharmaceutical companies has resulted in a reduced number of potential future collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

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

For the treatment of FTD, there are no approved disease-modifying therapies. We consider our most direct competitors with respect to PBFT02 for the treatment of FTD-GRN to be Prevail Therapeutics Inc. (part of Eli Lilly & Co), which is conducting a Phase 1/2 clinical trial for a gene therapy treatment for FTD-GRN and AviadoBio, which began enrolling their Phase 1/2 gene therapy trial in patients with FTD-GRN in the second half of 2023. Alector, Inc. (partnered with GlaxoSmithKline) is conducting a Phase 3 clinical trial with a humanized anti-human sortilin monoclonal antibody for FTD-GRN. Additional companies, including Kyowa Kiran Co., Ltd. and QurAlis Therapeutics, are conducting preclinical research using genetic medicine approaches to treat patients with FTD-GRN. Denali Therapeutics Inc. in partnership with Takeda Pharmaceutical Company Limited is conducting a Phase 1/2 clinical trial for their recombinant progranulin protein in addition to their oral EIF2a modulator already in a Phase 1 clinical trial. Vesper Bio ApS began Phase 1 enrollment for a small molecule sortilin antagonist program targeting FTD-GRN in the fourth quarter of 2023. We are also aware of other therapeutic approaches in preclinical development that may target FTD-GRN patients including the Arkuda Therapeutics small molecule progranulin enhancer program.

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

Currently, most of our intellectual property protection consists of patent applications that we have in-licensed from Penn under the Penn Agreement. The in-licensed patent applications are directed to certain new AAV capsids, to recombinant AAV viruses, or rAAV, capable of delivering certain genes into human cells to treat disorders of the CNS, to methods of treating those diseases with rAAV, as well as to certain aspects of our manufacturing capabilities and related technologies. Our intellectual property also includes patent applications that we solely own that cover processes that we developed for manufacturing our rAAV products and certain of our product candidates.

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

Even if we acquire patent protection that we expect should enable us to maintain competitive advantage, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Third parties, including competitors, may challenge the inventorship, scope, validity, or enforceability thereof, which may result in such patents being narrowed, invalidated or held unenforceable. If issued, our own or licensed patents may be challenged in patent offices in the United States and international markets, or in court. For example, we may be subject to a third-party submission of prior art to the U.S. Patent and Trademark Office, or USPTO, challenging the validity of one or more claims of our own or licensed patents, once issued. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our pending licensed patent applications. We may become involved in opposition, reexamination, inter partes review, post-grant review, derivation, interference, or similar proceedings in the United States or abroad challenging the claims of patents that we have licensed, once issued. Furthermore, patents that we have licensed may be challenged in court, once issued. Competitors may claim that they invented the inventions claimed in such patents or patent applications prior to the inventors of our own or licensed patents, or may have filed patent applications before the inventors of our own or licensed patents did. A competitor may also claim that we are infringing its patents and that we therefore cannot practice our technology as claimed under our own or licensed patent applications and patents, if issued. As a result, one or more claims of our own or licensed patents may be narrowed or invalidated. In litigation, a competitor could claim that our patents, if issued, are not valid for a number of reasons. If a court agrees, we would lose our rights to those challenged patents.

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

We currently rely on licenses and sublicenses from third parties, in particular Penn, and will continue to rely on third parties for the research, development, manufacturing and commercialization of our current product candidates. If any of our licenses or relationships or any in-licenses on which our licenses are based are terminated or breached, we may:

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

If we breach any of the agreements under which we license the use, development and commercialization rights to our product candidates or technology from third parties, we could lose license rights that are important to our business. Our current clinical product candidates and pipeline are, and our anticipated near term pipeline will be, licensed from Penn.

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

We have obtained Orphan Drug Designation, for PBFT02 for the treatment of FTD-GRN. We have sought and may continue to seek Orphan Drug Designation for one or more of our other product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as tax advantages and user-fee waivers. Opportunities for grant funding toward clinical trial costs may also be available for clinical trials of drugs for rare diseases, regardless of whether the drugs are designated for the orphan use. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication for seven years, except in limited circumstances. For large molecule drugs, including gene therapies, sameness is determined based on the principal molecular structural features of a product. As applied to gene therapies, the FDA has recently issued final guidance in which it stated it generally intends to consider certain key features, such as the transgenes expressed by the gene therapy and the vectors used to deliver the transgene, to be principal molecular structural features. With regard to vectors, the FDA generally intends to consider whether two vectors from the same viral class are the same or different on a case-by-case basis. The FDA does not intend to consider minor differences between transgenes and vectors to be different principal molecular structural features. When two gene therapy products express the same transgene and have or use the same vector, determining whether two gene therapies are the same drug may also depend on additional features of the final gene therapy product, such as regulatory elements and the cell type that is transduced (for genetically modified cells). In such cases, FDA generally intends to determine whether two gene therapy products are different on a case-by-case basis.

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

Recently, several healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which allows, among other things, the U.S. Department of Health and Human Services, or HHS, to negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for single-source drugs) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products begin in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations, and by October 1, 2023, each manufacturer of the selected drugs signed a manufacturer agreement to participate in the negotiations. HHS will announce the negotiated maximum fair prices by September 1, 2024, and this price cap, which cannot exceed a statutory ceiling price, will come into effect on January 1, 2026. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and establishing a new manufacturer discount program, which requires manufacturers that want their drugs to be covered by Medicare Part D to provide statutorily defined discounts to Part D enrollees. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, some significant, including civil monetary penalties. These provisions are taking effect progressively starting in 2023, although they may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits. Thus, it is unclear how the IRA will be implemented but it will likely have a significant impact on the pharmaceutical industry and the pricing of our products and product candidates. The adoption of restrictive price controls in new jurisdictions, more restrictive controls in existing jurisdictions or the failure to obtain or maintain timely or adequate pricing could also adversely impact revenue. We expect pricing pressures will continue globally.

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

Further, the reductions in our workforce announced in March 2022, November 2022, and July 2023 may also make retention of our current personnel both more important and more challenging. These workforce reductions resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. Given the complexity of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel.

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

As of December 31, 2023, we had local NOL carryforwards of $214.5 million, which began to expire in 2024, and expire through 2043.

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

As of March 31, 2024, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned shares representing a substantial portion of our capital stock.

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

In addition, while the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case by case basis, taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The use of standard contractual clauses for the transfer of personal data specifically to the United States remains under review by a number of European data protection supervisory authorities, along with those of some other EU member states. German and Irish supervisory authorities have indicated, and enforced in recent rulings, that the standard contractual clauses alone provide inadequate protection for EU-U.S. data transfers. Further, on June 4, 2021 the European Commission finalized new versions of the Standard Contractual Clauses, with the Implementing Decision now in effect as of June 27, 2021. To comply with the Implementing Decision and the new Standard Contractual Clauses, we may need to implement additional safeguards to further enhance the security of data transferred out of the EEA, conduct data transfer impact assessments, and review existing agreements which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. The new standard contractual clauses apply only to the transfer of data outside of the EEA and/or Switzerland and not the United Kingdom, though the U.K.’s Information Commissioner’s Officer launched a public consultation on its draft international data transfer agreement in August 2021, and subsequently issued a new international data transfer agreement and addendum which we are required to use under Article 46 of the U.K.GDPR when making restricted data transfers outside of the U.K.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith

10.1	Non-Employee Director Compensation Policy effective as of April 4, 2024				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension				X
Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

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

PASSAGE BIO, INC.

Date: May 14, 2024	By:	/s/ William Chou, M.D.
William Chou, M.D.
President and Chief Executive Officer

Date: May 14, 2024	By:	/s/ Kathleen Borthwick
Kathleen Borthwick
Chief Financial Officer