Form 10-Q
period 2024-06-30
Passage BIO, Inc.
filed 2024-08-08
CIK 1787297

Y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024, the registrant had 61,767,286 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “forecast,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our plans to develop and commercialize our product candidates, the timing and results of our ongoing or planned preclinical studies and clinical trials, risks associated with clinical trials, including our ability to adequately manage clinical activities, unexpected concerns that may arise from additional data or analysis obtained during clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the clinical utility of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the willingness of healthcare professionals to use our product candidates, the sufficiency of our cash and cash equivalents, general economic, industry and market conditions, including fluctuating interest rates and inflation, a potential federal government shutdown, and instability in the global banking system, our activities to evaluate and pursue potential outlicensing opportunities following our determination to discontinue the advancement of certain product candidates, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

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

PART I-FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Passage Bio, Inc.

Balance Sheets

	(Unaudited)
(in thousands, except share and per share data)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$24,770	$21,709
Marketable securities	67,003	92,585
Prepaid expenses and other current assets	1,397	923
Prepaid research and development	1,830	2,742
Total current assets	95,000	117,959
Property and equipment, net	13,054	15,295
Right of use assets - operating leases	16,822	16,858
Other assets	516	433
Total assets	$125,392	$150,545
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$621	$1,298
Accrued expenses and other current liabilities	8,063	11,670
Operating lease liabilities	3,701	3,373
Total current liabilities	12,385	16,341
Operating lease liabilities - noncurrent	22,450	22,921
Total liabilities	34,835	39,262

Commitments and contingencies (note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding at both June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value: 300,000,000 shares authorized; 61,754,786 shares issued and outstanding at June 30, 2024 and 54,944,130 shares issued and outstanding at December 31, 2023	6	5
Additional paid‑in capital	717,788	705,789
Accumulated other comprehensive income (loss)	(67)	(43)
Accumulated deficit	(627,170)	(594,468)
Total stockholders’ equity	90,557	111,283
Total liabilities and stockholders’ equity	$125,392	$150,545

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Operating expenses:
Research and development	$10,430	$17,324	$21,965	$34,160
General and administrative	6,510	8,064	13,025	27,111
Impairment of long-lived assets	438	—	438	—
Loss from operations	(17,378)	(25,388)	(35,428)	(61,271)
Other income (expense), net	1,387	1,532	2,726	3,077
Net loss	$(15,991)	$(23,856)	$(32,702)	$(58,194)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.26)	$(0.44)	$(0.55)	$(1.06)
Weighted average common shares outstanding, basic and diluted	61,682,475	54,683,817	58,989,007	54,651,488
Comprehensive loss:
Net loss	$(15,991)	$(23,856)	$(32,702)	$(58,194)
Unrealized gain (loss) on marketable securities	2	87	(24)	626
Comprehensive loss	$(15,989)	$(23,769)	$(32,726)	$(57,568)

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Stockholders’ Equity

(Unaudited)

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at April 1, 2024	61,611,796	$6	$716,125	$(69)	$(611,179)	$104,883
Exercise of stock options and vesting of restricted stock units	44,425	—	35	—	—	35
Issuance of shares in connection with employee stock purchase plan	98,565	—	50	—	—	50
Unrealized gain (loss) on marketable securities	—	—	—	2	—	2
Share‑based compensation expense	—	—	1,578	—	—	1,578
Net loss	—	—	—	—	(15,991)	(15,991)
Balance at June 30, 2024	61,754,786	$6	$717,788	$(67)	$(627,170)	$90,557

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2024	54,944,130	$5	$705,789	$(43)	$(594,468)	$111,283
Issuance of common stock under the ATM Facility, net of offering costs	6,000,000	1	8,741	—	—	8,742
Exercise of stock options and vesting of restricted stock units	712,091	—	35	—	—	35
Issuance of shares in connection with employee stock purchase plan	98,565	—	50	—	—	50
Unrealized gain (loss) on marketable securities	—	—	—	(24)	—	(24)
Share‑based compensation expense	—	—	3,173	—	—	3,173
Net loss	—	—	—	—	(32,702)	(32,702)
Balance at June 30, 2024	61,754,786	$6	$717,788	$(67)	$(627,170)	$90,557

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

Passage Bio, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2024	2023
Cash flows used in operating activities:
Net loss	$(32,702)	$(58,194)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,603	1,956
Share‑based compensation	3,173	6,527
Amortization of premium and discount on marketable securities, net	(741)	(869)
Loss on disposal of property and equipment	—	463
Impairment of long-lived assets	438	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, and other assets	(357)	3,530
Prepaid research and development	912	5,593
Right of use assets and operating lease liabilities	(107)	(59)
Accounts payable	(677)	(682)
Accrued expenses and other current liabilities	(3,607)	2,150
Net cash provided by (used in) operating activities	(32,065)	(39,585)
Cash flows provided by (used in) investing activities:
Purchases of marketable securities	(50,825)	(73,528)
Sales or maturities of marketable securities	77,124	108,843
Purchases of property and equipment	—	(129)
Net cash provided by (used in) investing activities	26,299	35,186
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock under the ATM Facility, net of offering costs	8,742	—
Proceeds from the exercise of stock options	35	—
Proceeds from the issuance of common stock under employee stock purchase plan	50	89
Net cash provided by (used in) financing activities	8,827	89
Net increase (decrease) in cash and cash equivalents	3,061	(4,310)
Cash and cash equivalents at beginning of period	21,709	34,601
Cash and cash equivalents at end of period	$24,770	$30,291
Supplemental disclosure of non‑cash investing and financing activities:
Unrealized gain (loss) on marketable securities	$(24)	$626
Right of use assets recognized upon the commencement of sublease	$(422)	$—
Operating lease liabilities recognized upon the commencement of sublease	$422	$—

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

2. Risks and Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $627.2 million as of June 30, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.

The Company’s operations have consisted primarily of conducting preclinical studies, developing licensed technology, conducting clinical trials, and the development and manufacturing of clinical supply to support clinical trials. The Company faces risks associated with early-stage biotechnology companies whose product candidates are in development. Product candidates currently under development will require significant additional research and development efforts and establishing manufacturing capacity and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital for the Company to complete its research and development, achieve its research and development objectives, defend its intellectual property rights, and recruit and retain skilled personnel, and key members of management. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

On March 5, 2021, the Company entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, relating to the applicable terms of at-the-market equity offerings, or the ATM Facility, pursuant to which the Company may, but is not obligated to, offer and sell, from time to time, shares of its common stock with an aggregate offering price up to $125.0 million through Cowen, as sales agent in the ATM Facility. The Company issued 6,000,000 shares of common stock under the ATM Facility, resulting in net proceeds of $8.7 million, after deducting offering costs of $0.3 million in March 2024. The Company is limited to $50 million in its capacity to offer and sell shares of its common stock under this sales agreement pursuant to its shelf registration statement on Form S-3, filed on March 4, 2024. As of June 30, 2024, $50 million of capacity remains available to be sold under the ATM Facility.

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

In accordance with Accounting Standards Update, or ASU, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As of the issuance date of these financial statements, the Company expects that its cash, cash equivalents and marketable debt securities will be sufficient to fund

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

its forecasted operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these financial statements.

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

Estimates and assumptions are periodically reviewed, and the effects of the revisions are reflected in the accompanying financial statements in the period they are determined to be necessary.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of June 30, 2024 consisted of various securities as described in Note 4. Cash consists of cash deposits at banking institutions.

Marketable Securities

The Company classifies its marketable securities with original maturities of greater than three months as available-for-sale. Marketable securities as of June 30, 2024, consisted of various securities as described in Note 4. These securities are carried at fair market value, with unrealized gains and losses reported in comprehensive loss and accumulated other comprehensive income (loss) within stockholders’ equity. Any premium or discount arising at purchase of debt securities is amortized and/or accreted over the term of the security to other income (expense), net. Gains or losses on marketable securities sold are recognized as a component of other income (expense), net in the statement of operations and comprehensive loss on the specific identification method. All marketable securities are available for use, as needed, to fund operations and therefore, the Company classifies all marketable securities as current assets within the balance sheet.

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

When property and equipment are retired or otherwise disposed of, the costs and accumulated depreciation are removed from the respective accounts, with any resulting gain or loss recognized concurrently. The Company did not recognize any losses on disposals of property and equipment for the three and six months ended June 30, 2024. The Company recognized losses on disposals of property and equipment of $0.5 million within research and development expenses for the three and six months ended June 30, 2023.

The Company reviews long-lived assets, such as property and equipment, for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company recognized impairment

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

of property and equipment, of $0.4 million for the three and six months ended June 30, 2024. The Company did not recognize any impairment expenses for property and equipment for the three and six months ended June 30, 2023.

Leasing

The Company evaluates leases at their inception to determine if they are an operating lease or a finance lease. As of June 30, 2024, the Company has classified all leases with terms greater than one year, as operating leases.

The Company recognizes assets and liabilities for operating leases at their inception, based on the present value of all payments due under the lease agreement. The Company uses its incremental borrowing rate to determine the present value of operating leases, which is determined by referencing collateralized borrowing rates for debt instruments with terms similar to the respective lease. The Company utilizes the accounting policy election to not separate lease and non-lease components and the accounting policy election to not apply the recognition requirement to leases with a term of 12 months or less.

The Company reviews long-lived assets, such as right of use assets, or ROU assets, for impairment when events or changes indicate the carrying amount of the ROU assets may not be recoverable. The Company did not recognize any impairment expenses for ROU assets for the three and six months ended June 30, 2024 and 2023.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

orders, and through discussions with the Company’s internal clinical personnel and external service providers as to the progress to completion of services and the agreed-upon fee to be paid for such services. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual and related expenses accordingly.

Other Income (Expense), Net

Other income (expense), net consists of interest earned on cash equivalents and marketable securities, amortization of premium and discount on marketable securities, and income from subleases. Additionally, in the six months ended June 30, 2023, the Company recognized other income related to the sale of certain tax credits.

The Company recorded $1.4 million to other income (expense), net for the three months ended June 30, 2024, which consisted of $1.2 million attributable to interest income and the amortization of premium and discount on the Company’s marketable securities, and $0.2 million related to income from subleases.

The Company recorded $1.5 million to other income (expense), net for the three months ended June 30, 2023, which consisted of $1.5 million attributable to interest income and the amortization of premium and discount on the Company’s marketable securities.

The Company recorded $2.7 million to other income (expense), net for the six months ended June 30, 2024, which consisted of $2.4 million attributable to interest income and the amortization of premium and discount on the Company’s marketable securities, and $0.3 million related to income from subleases.

The Company recorded $3.1 million to other income (expense), net for the six months ended June 30, 2023, which consisted of $2.6 million attributable to interest income and the amortization of premium and discount on the Company’s marketable securities, and $0.5 million related to the sale of certain tax credits.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Six Months Ended June 30,
	2024	2023
Stock options	12,448,302	13,552,008
Unvested restricted stock units	352,667	1,159,916
Employee stock purchase plan	36,789	34,523
	12,837,758	14,746,447

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

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

4. Cash, Cash Equivalents and Marketable Securities

The following table provides details regarding the Company’s portfolio of cash and cash equivalents:

	Cost or
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2024:
Cash accounts in banking institutions	$4,236	$-	$-	$4,236
Money market funds	12,004	-	-	12,004
Commercial paper	7,255	-	-	7,255
Corporate debt securities	1,275	-	-	1,275
Total	$24,770	$-	$-	$24,770

December 31, 2023:
Cash accounts in banking institutions	$3,596	$-	$-	$3,596
Money market funds	13,763	-	-	13,763
Commercial paper	2,670	-	-	2,670
Corporate debt securities	1,680	-	-	1,680
Total	$21,709	$-	$-	$21,709

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following table provides details regarding the Company’s portfolio of marketable securities:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2024:
Certificates of deposit	$8,429	$1	$(2)	$8,428
Commercial paper	37,116	-	(19)	37,097
Corporate debt securities	11,936	1	(3)	11,934
U.S. government securities	9,589	-	(45)	9,544
Total	$67,070	$2	$(69)	$67,003

December 31, 2023:
Certificates of deposit	$10,950	$6	$-	$10,956
Commercial paper	34,601	9	(4)	34,606
Corporate debt securities	22,940	8	(8)	22,940
U.S. government securities	16,049	0	(44)	16,005
U.S. government agency securities	8,088	-	(10)	8,078
Total	$92,628	$23	$(66)	$92,585

The contractual maturities of the Company’s marketable securities as of June 30, 2024, are as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$67,070	$67,003
Due after one year through five years	-	-
Total	$67,070	$67,003

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

	Fair value measurement at
	reporting date using
	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
June 30, 2024:
Assets
Cash equivalents:
Money market funds	$12,004	$-	$-
Commercial paper	-	7,255	-
Corporate debt securities	-	1,275	-
Total cash equivalents	12,004	8,530	-

Marketable securities:
Certificates of deposit	-	8,428	-
Commercial paper	-	37,097	-
Corporate debt securities	-	11,934	-
U.S. government securities	-	9,544	-
Total marketable securities	-	67,003	-
Total financial assets	$12,004	$75,533	$-

December 31, 2023:
Assets
Cash equivalents:
Money market funds	$13,763	$-	$-
Commercial paper	-	2,670	-
Corporate debt securities	-	1,680	-
Total cash equivalents	13,763	4,350	-

Marketable securities:
Certificates of deposit	-	10,956	-
Commercial paper	-	34,606	-
Corporate debt securities	-	22,940	-
U.S. government securities	-	16,005	-
U.S. government agency securities	-	8,078	-
Total marketable securities	-	92,585	-
Total financial assets	$13,763	$96,935	$-

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

6. Property and Equipment, Net

Property and equipment, net, consists of the following:

(in thousands)	June 30, 2024	December 31, 2023
Laboratory equipment	$10,065	$10,065
Office equipment	119	119
Computer hardware and software	1,077	1,077
Furniture and fixtures	419	419
Leasehold improvements	10,212	10,213
Construction in progress	-	638
Total property and equipment	21,892	22,531
Accumulated depreciation and amortization	(8,838)	(7,236)
	$13,054	$15,295

Depreciation expense was $0.8 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively.

Depreciation expense was $1.6 million and $2.0 million for the six months ended June 30, 2024 and 2023, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Professional fees	$595	$1,176
Compensation and related benefits	3,608	6,636
Research and development	1,360	1,858
Amount due to Penn for discovery research	2,500	—
Amount due to Catalent in connection with Amended Catalent Agreements	—	2,000
	$8,063	$11,670

8. Leases

2005 Market Street Lease Agreement

The Company is party to a lease agreement for office space, or the 2005 Market Street Lease Agreement, in Philadelphia, Pennsylvania. Under the 2005 Market Street Lease Agreement, the Company leased approximately 37,000 square feet. The 2005 Market Street Lease Agreement commenced in February 2021 and is expected to expire in December 2031. The Company has an option to extend the term of the 2005 Market Street Lease Agreement by two additional terms of five years each. The Company has an option to early terminate the 2005 Market Street Lease Agreement as of April 2029, given notice is provided to the landlord no less than fifteen months prior to April 2029. The optional extension and termination terms were not recognized as part of the Company’s measurement of the ROU asset and operating lease liability as of June 30, 2024. During 2023 the Company subleased all of the space at 2005 Market Street as further described in Sublease Agreement A and Sublease Agreement B below.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

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

Pursuant to ASC Topic 842, Leases, or ASC 842, the Company concluded the sublease is a separate lease, as the Company was not relieved of the primary obligation under the 2005 Market Street Lease Agreement. The Company continues to account for the 2005 Market Street Lease Agreement as a lessee and in the same manner as prior to the execution of Sublease Agreement A. The Company accounted for Sublease Agreement A as the lessor, and concluded the lease qualified as an operating lease, as it did not meet the criteria of a sales-type or direct financing lease.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

1835 Market Street Sublease Agreement

On February 20, 2024, the Company entered into a sublease agreement with a counterparty, or the 1835 Market Street Sublease Agreement. Under the 1835 Market Street Sublease Agreement, the Company subleased approximately 16,000 square feet of office space in Philadelphia, Pennsylvania. The sublease term began on March 26, 2024 and expires on September 30, 2025. The Company has the option to extend the term of the sublease agreement through February 28, 2029. The base sublease rent is $0.3 million per year for the original 18-month term of the sublease. Additionally, the Company is required to pay utility costs associated with the subleased premises. The optional extension was not recognized as part of the Company’s measurement of the ROU asset and operating lease liability as of June 30, 2024.

Laboratory Lease Agreement

The Company is also party to a lease agreement for laboratory space, or the Laboratory Lease Agreement, in Hopewell, New Jersey. The laboratory is focused on state-of-the-art analytical capabilities, assay development and validation, and clinical product testing to support both viral vector manufacturing and clinical development. The Laboratory Lease Agreement commenced in March 2021 and is expected to expire in March 2036. The Company has an option to extend the term of the Laboratory Lease Agreement by up to two five-year terms. This option to extend was not recognized as part of the Company's measurement of the ROU asset and operating lease liability as of June 30, 2024.

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

(in thousands)
2024	$1,937
2025	3,883
2026	3,757
2027	3,863
2028	3,973
Thereafter	25,706
Total undiscounted lease payments	43,119
Less: imputed interest	(16,968)
Total lease liabilities	$26,151

The following table summarizes lease expense by lease type that was recognized during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating lease cost	$909	$830	$1,740	$1,661
Variable lease cost	394	448	1,114	926
	$1,303	$1,278	$2,854	$2,587

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following table shows the weighted average discount rate and weighted average remaining lease term of the operating leases:

	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023
Weighted-average discount rate	9.7%	9.7%
Weighted-average remaining lease term (years)	10.7	11.7

The cash paid for amounts included in the measurement of our operating lease liabilities for the six months ended June 30, 2024 and 2023 were $1.8 million and $1.7 million, respectively, recorded in operating cash flows.

The following table summarizes sublease income that was recognized in other income (expense), net during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Sublease rental income	$243	$—	$300	$—
	$243	$—	$300	$—

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

The Company also funds discovery research conducted by Penn through August 3, 2026 and will receive exclusive rights, subject to certain limitations, to platform technologies resulting from the discovery research for the Company’s products developed with GTP, such as novel capsids, toxicity reduction technologies and delivery and formulation improvements. This funding commitment for the discovery research is $5.0 million annually, due in quarterly increments of $1.3 million through June 2026.

The Penn Agreement requires that the Company make payments of up to (i) $16.5 million per product candidate for rare, monogenic disorders in the aggregate and (ii) $39.0 million per product candidate in the aggregate arising from the exploratory program for large CNS indications. Each payment will be due upon the achievement of specific development

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

milestone events by such licensed product for a first indication, reduced development milestone payments for the second and third indications and no development milestone payments for subsequent indications. In addition, on a product-by-product basis, the Company is obligated to make up to $55.0 million in sales milestone payments on each licensed product based on annual worldwide net sales of the licensed product in excess of defined thresholds.

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

See Note 11 for amendments to the Penn Agreement subsequent to the date of these financial statements.

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

The Amended Catalent Agreements eliminate the minimum annual purchase obligation and the obligation to pay an annual fee for use of the Clean Room Suite, thereby eliminating the annual minimum commitment of $10.6 million per year owed to Catalent through November 2025 under the Original Catalent Agreements. In consideration of this, the Company had an obligation to make aggregate payments to Catalent of $6.0 million between June 30, 2023 and May 1, 2024. As of June 30, 2024, the Company has made all payments related to this obligation under the Amended Catalent Agreements.

The Amended Catalent Agreements extend the term of the Original Catalent Agreements until November 6, 2030, and establish a limited exclusive relationship between the Company and Catalent for the manufacture of bulk drug substance and drug product for the Company’s adeno-associated virus delivery therapeutic product candidates for the treatment of

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

frontotemporal dementia, or FTD, and GM1 gangliosidosis, or GM1. The limited exclusive relationship under the Amended Catalent Agreements converts to a non-exclusive relationship (i) in the event Catalent fails to meet certain performance standards and (ii) following certain conditional events related to the divestiture by the Company of either FTD or GM1, in which case, if such events occur, the Company would pay Catalent certain fees, which fees are immaterial for GM1. In addition, in the event of certain transactions, the Company may terminate the Amended Catalent Agreements for convenience with respect to such products, in which case, the Company would pay to Catalent a certain termination fee, which fees are immaterial for GM1.

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

The Company classified the $11.3 million of expenses, which comprises of $6.0 million in aggregate payments due to Catalent and the $5.3 million elimination of the prepaid asset, as general and administrative expense within the statement of operations for the six months ended June 30, 2023, as both amounts did not directly relate to the future advancement of the Company’s research and development programs.

Litigation

In the normal course of business, the Company from time to time is named as a party to legal claims and actions. The Company records a loss contingency reserve for a legal proceeding when the potential loss is considered probable and can be reasonably estimated. The Company has not recorded any amounts for loss contingencies as of June 30, 2024.

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

Employment Agreements

The Company has employment agreements with certain key personnel providing for up to 18 months of salary continuation, up to 150% of target annual bonus amounts, and acceleration of vesting in stock-based compensation awards in certain circumstances.

10. Share-Based Compensation

Equity Incentive Plan

The Company has three equity incentive plans: the 2018 Equity Incentive Plan, as amended, or the 2018 Plan, the 2020 Equity Incentive Plan, or the Incentive Plan, and the 2021 Equity Inducement Plan, or the Inducement Plan. New awards can only be granted under the Incentive Plan and the Inducement Plan.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The total number of shares authorized under the Incentive Plan as of June 30, 2024 was 15,848,867. Additionally, 3,635,337 shares previously issued under the 2018 Plan which were forfeited are available for issuance under the Incentive Plan. As of June 30, 2024, 8,020,105 shares were available for future grants under the Incentive Plan. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Incentive Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021 and continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors to determine a lesser number of shares shall be added for such year. As a result, the number of shares reserved for issuance under the Incentive Plan increased by 2,747,206 and 2,730,735 shares in January 2024 and 2023, respectively.

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

The Inducement Plan was approved by the Company’s board of directors in July 2021. The total number of shares authorized under the Inducement Plan as of June 30, 2024 was 2,500,000. Of this amount, 1,208,175 shares were available for future grants as of June 30, 2024. The Inducement Plan provides for the granting of nonqualified stock options and restricted stock awards to employees hired by the Company, as determined by the Company’s board of directors. The Company’s stock options awarded to date under the Inducement Plan vest based on requisite service period and have a term of ten years. The Company’s restricted stock units awarded to date under the Inducement Plan vest based on requisite service period and have a term based on each award agreement.

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded share-based compensation expense in the following expense categories in its accompanying statements of operations for the period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development	$725	$1,731	$1,543	$3,359
General and administrative	853	2,012	1,630	3,168
	$1,578	$3,743	$3,173	$6,527

The following table summarizes stock option activity for the six months ended June 30, 2024:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2024	9,290,308	$5.63	8.0
Granted	4,359,307	1.43
Exercised	(31,925)	1.08
Forfeited	(1,169,388)	6.80
Expired	—	—
Outstanding at June 30, 2024	12,448,302	$4.06	8.3
Vested and exercisable at June 30, 2024	5,774,514	$6.67	7.2
Vested or expected to vest at June 30, 2024	12,448,302	$4.06	8.3

The weighted average grant date fair value of options granted was $1.08 and $0.83 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the total unrecognized compensation expense related to

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

unvested stock option awards was $8.8 million, which the Company expects to recognize over a weighted average period of 2.3 years.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Six Months Ended June 30,
	2024		2023
Expected volatility	88.4%		92.5%
Risk‑free interest rate	4.3%		3.6%
Expected term	6.0	years	6.0	years
Expected dividend yield	—		—

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

The following table summarizes activity related to RSU awards during the six months ended June 30, 2024:

		Weighted average
	Number of shares	grant date fair value
Unvested balance at January 1, 2024	927,000	$2.37
Granted	147,500	1.29
Vested	(680,166)	2.13
Forfeited	(41,667)	2.48
Unvested balance at June 30, 2024	352,667	$2.37

As of June 30, 2024, the total unrecognized expense related to all RSUs was $0.5 million, which the Company expects to recognize over a weighted-average period of 0.6 years.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan, or the ESPP, became effective on February 28, 2020. The ESPP authorizes the issuance of up to 1,981,766 shares of the Company’s common stock. Of this amount, 1,379,590 were available for future grants as of June 30, 2024. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years, in an amount equal to one percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors to determine a lesser number of shares shall be added for such year. The board of directors determined the shares authorized for issuance under the ESPP would not be increased in 2024.

Under the ESPP, eligible employees can purchase the Company’s common stock through accumulated payroll deductions at such times as are established by the board of director’s Compensation Committee. Eligible employees may purchase the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock on the first day of the offering period or on the last day of the offering period. The offering periods under the ESPP have a duration of six months, with periods ending in May and November of each calendar year. Eligible employees may contribute up to 15% of their eligible compensation. Under the ESPP, a participant may not accrue rights to purchase

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

more than $25,000 worth of the Company’s common stock for each calendar year in which such right is outstanding or purchase more than 4,000 shares of the Company’s common stock in any single offering period.

In accordance with the guidance in ASC Topic 718-50, Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock at 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black-Scholes option-pricing model and is recognized over the withholding period.

11. Subsequent Events

On July 31, 2024, the Company entered into a series of sublicense agreements with Gemma Biotherapeutics, Inc., or Gemma, a newly formed genetic medicines company co-founded by Dr. James Wilson, who also serves as a consultant to the Company as Scientific Advisor, in connection with the outlicense of PBGM01 for the treatment of GM1, PBKR03 for the treatment of Krabbe disease, and PBML04 for the treatment of metachromatic leukodystrophy, or MLD, collectively the Outlicensed Programs, and such agreements, the Gemma Sublicenses. Pursuant to the Gemma Sublicenses, the Company will receive (i) initial payments of $10 million for the purchase of clinical product supply; (ii) up to an additional $10 million contingent on the completion by Gemma of certain business milestones; (iii) up to an additional $114 million in development and commercial milestone payments; and (iv) single digit royalties as a percentage of annual worldwide net sales in exchange for sublicenses to relevant intellectual property, transfer of regulatory dossiers and transfer of clinical trial materials and product supply related to the Outlicensed Programs. Pursuant to the Gemma Sublicenses, Gemma will also be responsible for all payments due to Penn under the Penn Agreement related to the Outlicensed Programs. The Company also entered into a transition services agreement with Gemma, or the Transition Services Agreement, pursuant to which, the Company will provide transitional services at cost to Gemma for a period of up to six months from the effective date, and be entitled to reimbursement for transitional services performed retroactively from March 1, 2024, related to the transfer of the Outlicensed Programs.

The Company also entered into a research, collaboration and license agreement with Gemma pursuant to which (i) Gemma will conduct certain preclinical and IND-enabling work for the Company’s active research program in Huntington’s disease and a currently paused research program in Temporal Lobe Epilepsy, which were previously being conducted by Penn under the Penn Agreement and (ii) Gemma will grant the Company options to conduct new research programs in four new CNS indications.

As a result of these agreements, the Company and Penn also amended and restated the Penn Agreement, as of July 31, 2024 to (i) terminate the Company’s funding of discovery research; (ii) terminate the research and exploratory research programs being conducted by Penn; (iii) terminate the remaining options the Company had to select new research programs in the CNS field; (iv) terminate the transaction fee due to Penn as a result of certain corporate transactions; and (v) retain the current exclusive and non-exclusive licenses to the Company’s programs in FTD, the Outlicensed Programs, and certain platform technologies resulting from the discovery programs the Company previously funded. Pursuant to the Gemma Sublicenses, Gemma is responsible for the payments to Penn related to the Outlicensed Programs for the development milestones, sales milestones, and royalties disclosed in Note 9.

As these agreements were executed subsequent to the balance sheet date, and do not relate to conditions or events which existed as of the balance sheet date, the Company’s financial statements included in this Quarterly Report on Form 10-Q do not reflect the impacts of these agreements.

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

We are currently studying PBFT02 in FTD-GRN, for which there are currently no approved disease-modifying therapies. In addition to the continued clinical development of PBFT02 to treat FTD-GRN, we intend to pursue PBFT02 in additional adult neurodegenerative diseases where we believe increasing PGRN levels could provide benefit. Third-party preclinical studies have shown that increased PGRN levels reduce the pathologic accumulation of TAR DNA binding protein 43, or TDP-43. TDP-43 pathology is a hallmark of multiple neurodegenerative conditions, including FTD due to mutations in the C9orf72 gene, or FTD-C9orf72, approximately 95% of sporadic amyotrophic lateral sclerosis, or ALS, and approximately 50% of sporadic FTD. Additionally, we believe restoration of PGRN has the potential to modulate Alzheimer’s disease, or AD, in patients that are carriers of the PGRN-lowering GRN rs5848 single nucleotide polymorphism, or SNP. Individuals with this polymorphism have reduced PGRN levels and are at an increased risk for AD. We received positive regulatory feedback on the clinical pathway to treating FTD-C9orf72 patients with PBFT02 and plan to initiate dosing in the first half of 2025. We expect to obtain regulatory feedback on the clinical pathway to treating ALS patients with PBFT02 in the second half of 2024.

Research Developments

On July 31, 2024, we entered into a series of sublicense agreements with Gemma Biotherapeutics, Inc., or Gemma, a newly formed genetic medicines company co-founded by Dr. James Wilson, in connection with the outlicense of PBGM01 for the treatment of GM1 gangliosidosis, or GM1, PBKR03 for the treatment of Krabbe disease, and PBML04 for the treatment of metachromatic leukodystrophy, or MLD, collectively the Outlicensed Programs and such agreements, the Gemma Sublicenses. Pursuant to the Gemma Sublicenses, we will receive (i) initial payments of $10 million for the purchase of clinical product supply; (ii) up to an additional $10 million contingent on the completion by Gemma of certain business milestones; (iii) up to an additional $114 million in development and commercial milestone payments; and (iv) single digit royalties as a percentage of annual worldwide net sales in exchange for sublicenses to relevant intellectual property, transfer of regulatory dossiers and transfer of clinical trial materials and product supply related to the Outlicensed Programs. Pursuant to the Gemma Sublicenses, Gemma will also be responsible for all payments due to Penn under the Penn Agreement related to the Outlicensed Programs. We also entered into a transition services agreement with Gemma, or the Transition Services Agreement, pursuant to which, we will provide transitional services at cost to Gemma for a period of up to six months from the effective date, and be entitled to reimbursement for transitional services performed retroactively from March 1, 2024, related to the transfer of the Outlicensed Programs.

We also entered into a research, collaboration and license agreement with Gemma, or the Gemma Collaboration Agreement, pursuant to which (i) Gemma will conduct certain preclinical and IND-enabling work for our active research program in Huntington’s disease and a currently paused research program in Temporal Lobe Epilepsy, or TLE, which were previously being conducted by Penn under the Penn Agreement and (ii) Gemma will grant us options to conduct new research programs in four new CNS indications.

We refer to the Gemma Sublicenses, the Transition Services Agreement, and the Gemma Collaboration Agreement, collectively, as the Outlicense Transaction Agreements.

As a result of the Outlicense Transaction Agreements, we and Penn also amended and restated the Penn Agreement, as of July 31, 2024 to (i) terminate our funding of discovery research; (ii) terminate the research and exploratory research programs being conducted by Penn; (iii) terminate the remaining options we had to select new research programs in the CNS field; and (iv) terminate the transaction fee due to Penn as a result of certain corporate transactions.

Prior to the execution of the Outlicense Transaction Agreements, we had a research collaboration with the Trustees of the University of Pennsylvania’s, or Penn’s, Gene Therapy Program, or GTP, headed by Dr. Wilson. Under this collaboration, we progressed four product candidates sourced from our research collaboration with GTP to the clinical stage of development and had one active preclinical program in Huntington’s disease.

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

We reported biomarker data from three patients in Cohort 1 of our upliFT-D trial in December of 2023 and May 2024. Dose 1 of PBFT02 resulted in consistent elevated levels of CSF PGRN with concentrations ranging from 10.7 to 17.3 ng/mL at 30 days post-treatment (n=3) and 21.7 to 27.3 ng/mL at 6 months post-treatment (n=2), higher than the range found in healthy adult controls of 3.3 to 8.2 ng/mL (mean=4.8 ng/mL; n=61). In contrast, following PBFT02 treatment, plasma PGRN levels were unaltered, remaining similar to baseline concentrations and below levels found in healthy adult controls.

As of June 2024, Dose 1 of PBFT02 treatment was generally well-tolerated in study participants who received an enhanced immunosuppression regimen (n=4).

We have completed dosing of Cohort 1 (n=5) and have enrolled the first patient in Cohort 2 (n=3-5). Based on the robust PGRN expression observed in the initial patients in Cohort 1, we are continuing to study Dose 1 in Cohort 2 of the upliFT-D trial.

We expect to deliver on the following related to our upliFT-D trial for PBFT02 for the treatment of FTD-GRN:

●	report updated safety and biomarker data from Cohort 1 patients in September 2024;
●	report 12-month follow-up data from Cohort 1 patients and interim data from Cohort 2 patients in the first half of 2025; and,
●	seek regulatory feedback on pivotal trial design in the second half of 2025.

The FDA has granted Orphan Drug Designation for PBFT02 for the treatment of FTD and Fast Track Designation for PBFT02 for the treatment of FTD-GRN. The European Commission has granted Orphan designation for PBFT02 for the treatment of FTD.

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

The potential for benefit of increased PGRN in disorders with TDP-43 pathology has been demonstrated by third-party preclinical studies in mice and zebrafish which showed that increased PGRN levels reduced TDP-43 pathology and associated toxicities. We anticipate that elevating neuronal PGRN levels in diseases with TDP-43 pathology may provide significant benefits to patients. We have initiated preclinical studies to extend these initial observations.

We received positive regulatory feedback on the clinical pathway to treating FTD-C9orf72 with PBFT02 in the ongoing upliFT-D trial and expect to initiate dosing in the first half of 2025.

We expect to obtain regulatory feedback on the clinical pathway to treating ALS patients with PBFT02 in the second half of 2024.

PBFT02 for the treatment of AD

We believe that elevating PGRN levels has the potential to improve the course of AD in patients who carry the GRN rs5848 single nucleotide polymorphism, or GRN SNP. The GRN SNP has an allele frequency of approximately 30% and is associated with reduced PGRN levels. Its presence has been shown to confer an increased risk for AD onset. Within symptomatic AD patients, GRN SNP carriers not only have lower levels of PGRN, but also higher levels of CSF tau, which correlates with increased AD pathology in the brain and more rapid disease progression. Third party preclinical studies in animal models have demonstrated that low levels of PGRN may exacerbate AD pathology and, conversely, high levels of PGRN may reduce AD pathology.

We have initiated preclinical studies in AD to extend these initial observations.

Other Clinical Product Candidates

As of July 31, 2024, we outlicensed our clinical stage pediatric programs in GM1 (PBGM01), Krabbe disease (PBKR03), and MLD (PBML04) as part of the Outlicense Transaction Agreements.

Active Research Programs

We have one unnamed preclinical research program through the Gemma Collaboration Agreement which was previously conducted by Penn under the Penn Agreement and is exploring multiple potential treatment targets for Huntington’s disease.

Beyond this program, as a result of the Gemma Collaboration Agreement, we also have the option to license programs for four additional new indications in CNS diseases from Gemma.

Paused Research Programs

We also have a research program through the Gemma Collaboration Agreement for TLE, which was previously conducted by Penn under the Penn Agreement. In order to reduce operating expenses, we have paused development of this program. We have terminated our research program in ALS due to C9orf72 mutations.

Business Overview

We were incorporated in July 2017 under the laws of the State of Delaware. Since inception, our operations have consisted primarily of conducting preclinical studies, developing licensed technology, conducting clinical trials, and manufacturing clinical supply to support clinical trials. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. Historically, we have funded our operations through the sale of convertible preferred stock and public offerings of common stock. Our net losses were $16.0 million and $23.9 million for the three months ended June 30, 2024 and 2023, respectively, and $32.7 million and $58.2 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $627.2 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $91.8 million. We expect our existing cash, cash equivalents and marketable securities, combined with the initial payments to be received from the Outlicense Transaction Agreements, will enable us to fund our operating expenses and capital expenditure requirements to the end of the second quarter of 2026.

Financial Operations Overview

License Agreement

University of Pennsylvania

As a result of the Outlicense Transaction Agreements, we restructured our research, collaboration and licensing agreement with Penn, as amended, previously the Penn Agreement and now referred to as the Penn License Agreement. Pursuant to the Penn License Agreement, as of July 31, 2024, we (i) terminated the funding of discovery research programs; (ii) terminated the research and exploratory research programs; (iii) terminated the remaining eight options we had for future CNS indications; (iv) terminated the transaction fee payable to Penn in the event of certain corporate transactions; and (v) retained our current exclusive and non-exclusive licenses to our programs in FTD, GM1, Krabbe and MLD and certain platform technologies resulting from the discovery programs that we funded.

For our licensed programs in FTD, GM1, Krabbe and MLD, the Penn License Agreement requires that we make payments of up to $16.5 million per product candidate. Each payment will be due upon the achievement of specific development milestone events by such licensed product for a first indication, reduced development milestone payments for the second and third indications and no development milestone payments for subsequent indications. In addition, on a product-by-product basis, we are obligated to make up to $55.0 million in sales milestone payments on each licensed product based on annual worldwide net sales of the licensed product in excess of defined thresholds. Pursuant to the Gemma Sublicenses, Gemma is responsible for the payments to Penn related to the Outlicensed Programs.

Upon successful commercialization of a product using the licensed technology, we are obligated to pay to Penn, on a licensed product-by-licensed product and country-by-country basis, tiered royalties (subject to customary reductions) in the mid-single digits on annual worldwide net sales of such licensed product. In addition, other than the Gemma Sublicenses, we are obligated to pay to Penn a percentage of sublicensing income, ranging from the mid-single digits to low double digits, for sublicenses under the Penn License Agreement. The agreement will expire on a licensed product-by-licensed product and country-by-country basis upon the later of (i) the expiration of the last valid claim of the licensed patent rights that covers the exploitation of such licensed product in such country, and (ii) the expiration of the royalty period. Pursuant to the Gemma Sublicenses, Gemma is responsible for the payments to Penn related to the Outlicensed Programs.

Gemma Biotherapeutics, Inc. - Research, Collaboration and License Agreement

In connection with the transfer of the Outlicensed Programs, on July 31, 2024, we entered into the Gemma Collaboration Agreement. Pursuant to the Gemma Collaboration Agreement, (i) Gemma will conduct certain preclinical and IND-enabling work for our active research program in Huntington’s disease and a currently paused research program in TLE, which were previously being conducted by Penn under the Penn Agreement and (ii) Gemma will grant us options to conduct mutually agreed research programs in four new CNS indications.

The Gemma Collaboration Agreement requires that we make payments of up to (i) $16.5 million per product candidate in the aggregate for Huntington’s disease and any future CNS indications available to us under our four options and (ii) $39.0 million per product candidate in the aggregate arising from the research program for TLE. Each payment will be due upon the achievement of specific development milestone events by such licensed product for a first indication, reduced development milestone payments for the second and third indications and no development milestone payments for subsequent indications. In addition, on a product-by-product basis, we are obligated to make up to $55.0 million in sales milestone payments on each licensed product based on annual worldwide net sales of the licensed product in excess of defined thresholds.

Upon successful commercialization of a product using the licensed technology, we are obligated to pay to Gemma, on a licensed product-by-licensed product and country-by-country basis, tiered royalties (subject to customary reductions) in the mid-single digits percentage on annual worldwide net sales of such licensed product. In addition, we are obligated to pay to Gemma a percentage of sublicensing income, ranging from the mid-single digits to low double digits, for sublicenses under the Gemma Collaboration Agreement. The agreement will expire on a licensed product-by-licensed product and country-by-country basis upon the later of (i) the expiration of the last valid claim of the licensed patent rights that covers the exploitation of such licensed product in such country, and (ii) the expiration of the royalty period.

If we were to exercise any of the four options, we would owe Gemma a non-refundable aggregate fee of $1.0 million per product indication, with $0.5 million due upfront and another $0.5 million fee owed upon a further developmental milestone.

Gemma Biotherapeutics, Inc. - Sub-License Agreements and Transition Services Agreement

In connection with the transfer of the Outlicensed Programs to Gemma, we have entered into the Gemma Sublicenses, pursuant to which, we will receive (i) initial payments of $10 million for the purchase of clinical product supply; (ii) up to an additional $10 million contingent on the completion by Gemma of certain business milestones; (iii) up to an additional $114 million in development and commercial milestone payments; and (iv) single digit royalties as a percentage of annual worldwide net sales in exchange for sublicenses to relevant intellectual property, transfer of regulatory dossiers and transfer of clinical trial materials and product supply related to the Outlicensed Programs. In addition, Gemma is responsible for all payments to Penn related to the Outlicensed Programs under the Penn License Agreement.

In addition, we entered into a transition services agreement with Gemma pursuant to which (i) we will provide transitional services at cost to Gemma for a period of up to six (6) months related to the transfer of the Outlicensed Programs and (ii) Gemma will reimburse us for certain costs related to conduct of the Outlicensed Programs incurred since March 1, 2024.

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

The Amended Catalent Agreements eliminate the minimum annual purchase obligation and the obligation to pay an annual fee for use of the Clean Room Suite, thereby eliminating the annual minimum commitment of $10.6 million per year owed to Catalent through November 2025 under the Original Catalent Agreements. In consideration of this, we had an obligation to make aggregate payments to Catalent of $6.0 million between June 30, 2023 and May 1, 2024. As of June 30, 2024, we have made all payments related to this obligation under the Amended Catalent Agreements.

The Amended Catalent Agreements extend the term of the Original Catalent Agreements until November 6, 2030, and establish a limited exclusive relationship between us and Catalent for the manufacture of bulk drug substance and drug product for our adeno-associated virus delivery therapeutic product candidates for the treatment of FTD and GM1. The limited exclusive relationship under the Amended Catalent Agreements converts to a non-exclusive relationship (i) in the event Catalent fails to meet certain performance standards and (ii) following certain conditional events related to the divestiture by us of either FTD or GM1, in which case, if such events occur, we would pay Catalent certain fees. In addition, in the event of certain transactions, we may terminate the Amended Catalent Agreements for convenience with respect to such products, in which case, we would pay to Catalent a certain termination fee. The outlicense of GM1 to Gemma under the Outlicense Transaction Agreements, and subsequent business decisions implemented by Gemma under their sole discretion, could qualify as a divesture event under the Amended Catalent Agreements and require us to make payment of certain fees to Catalent, which fees are immaterial.

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

We classified the $11.3 million of expenses, which comprises of $6.0 million in aggregate payments due to Catalent and the $5.3 million elimination of the prepaid asset, as general and administrative expense within the statement of operations for the six months ended June 30, 2023, as both amounts did not directly relate to the future advancement of our research and development programs.

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

We track outsourced development expenses and other external research and development expenses to specific product candidates on a program-by-program basis, such as fees paid to CROs, CDMOs and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities, expenses incurred under our prior collaboration with Penn, and future expenses incurred under the Gemma Collaboration Agreement. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation, lab operations and lab facility costs, and other expenses which are deployed across multiple projects under development.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development expenses than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

We expect our research and development expenses to remain consistent in the near future. We expect that the reduction of expenses related to the Outlicensed Programs pursuant to the Outlicense Transaction Agreements will offset the increased expenses of advancing our remaining product candidates in the near future. If our product candidate portfolio progresses into later-stage clinical trials, we expect that our research and development expenses will increase in the future to support our continued research and development activities and production of clinical supply.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and share-based compensation expense, for employees and consultants in executive, finance, accounting, legal, information technology, product strategy, quality, regulatory, operations and human resource functions. General and administrative expenses also include headquarters facility costs, including rent, utilities, depreciation and maintenance, legal expenses related to intellectual property, litigation and corporate matters, insurance expense, expenses related to contract modifications or terminations, software expenses, expenses incurred to engage with patient advocacy organizations, recruitment related expenses, and expenses for other professional and consulting services. We expect our general and administrative expenses to remain consistent in the near future.

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

Impairment of Long-Lived Assets

Impairment of long-lived assets consists of non-cash impairment charges recorded to our assets. We review long-lived assets, such as the right of use assets or property and equipment, for impairments when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. During the six months ended June 30, 2024, we recognized impairment expense related to property and equipment for a construction in progress asset.

Other Income (Expense), Net

Other income (expense), net consists of interest earned on our cash equivalents and marketable securities, amortization of premium and discount on our marketable securities, and income from subleases. Additionally, in the six months ended June 30, 2023, we recognized other income related to the sale of certain tax credits.

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following table sets forth our results of operations for the three months ended June 30, 2024 and 2023:

	Three months ended
	June 30,
(in thousands)	2024	2023	Change
Operating expenses:
Research and development	$10,430	$17,324	$(6,894)
General and administrative	6,510	8,064	(1,554)
Impairment of long-lived assets	438	—	438
Loss from operations	(17,378)	(25,388)	8,010
Other income (expense), net	1,387	1,532	(145)
Net loss	$(15,991)	$(23,856)	$7,865

Research and Development Expenses

Research and development expenses decreased by $6.9 million to $10.4 million for the three months ended June 30, 2024 from $17.3 million for the three months ended June 30, 2023. The decrease was primarily due to the following:

●	a decrease of $1.7 million in Penn expenses related to the pausing of certain programs in our preclinical portfolio and reduction of post-IND support for our clinical stage programs;
●	a decrease of $1.4 million in wages and benefits related to reductions in headcount;
●	a decrease of $1.2 million in clinical operations expenses driven by lower activity in supporting the GM1 and Krabbe programs, partially offset by increased activity for FTD;
●	a decrease of $1.0 million in share-based compensation expense related to reductions in headcount;
●	a decrease of $0.9 million in chemistry, manufacturing and control expenses primarily related to lower external manufacturing expenses, most significantly related to reduced external manufacturing activities for our GM1 program;
●	a decrease of $0.6 million in facility and other expenses; and
●	a decrease of $0.3 million in professional fees.

These decreases were partially offset by:

●	an increase of $0.2 million for pre-clinical studies to evaluate the efficacy of PBFT02 in models of neurodegenerative disorders.

General and Administrative Expenses

General and administrative expenses decreased by $1.6 million to $6.5 million for the three months ended June 30, 2024 from $8.1 million for the three months ended June 30, 2023. The decrease was primarily due to the following:

●	a decrease of $1.2 million in share-based compensation expense related to reductions in headcount;

●	a decrease of $0.9 million in wages and benefits related to reductions in headcount; and
●	a decrease of $0.3 million in facility and other expenses.

These decreases were partially offset by:

●	an increase of $0.8 million in professional services and consulting.

Impairment of Long-Lived Assets

During the three months ended June 30, 2024, we recorded $0.4 million of impairment expenses related to property and equipment for a construction in progress asset we no longer plan to deploy.

During the three months ended June 30, 2023, we did not record any impairment expense.

Other Income (Expense), Net

Other income (expense), net decreased by $0.1 million to $1.4 million for the three months ended June 30, 2024 from $1.5 million for the three months ended June 30, 2023. The decrease was primarily due to the following:

●	a decrease of $0.3 million attributable to interest income and the amortization of premium and discount on our marketable securities.

The decrease was partially offset by:

●	an increase of $0.2 million attributable to income from subleases.

Comparison of the six months ended June 30, 2024 and 2023

The following table sets forth our results of operations for the six months ended June 30, 2024 and 2023:

	Six months ended
	June 30,
(in thousands)	2024	2023	Change
Operating expenses:
Research and development	$21,965	$34,160	$(12,195)
General and administrative	13,025	27,111	(14,086)
Impairment of long-lived assets	438	—	438
Loss from operations	(35,428)	(61,271)	25,843
Other income (expense), net	2,726	3,077	(351)
Net loss	$(32,702)	$(58,194)	$25,492

Research and Development Expenses

Research and development expenses decreased by $12.2 million to $22.0 million for the six months ended June 30, 2024 from $34.2 million for the six months ended June 30, 2023. The decrease was primarily due to the following:

●	a decrease of $2.8 million in Penn expenses related to the pausing of certain programs in our preclinical portfolio and reduction of post-IND support for our clinical stage programs;
●	a decrease of $2.6 million in wages and benefits related to reductions in headcount;
●	a decrease of $2.4 million in clinical operations expenses driven by lower activity in supporting the GM1 and Krabbe programs, partially offset by increased activity for FTD;
●	a decrease of $1.8 million in share-based compensation expense related to reductions in headcount;

●	a decrease of $1.6 million in chemistry, manufacturing and control expenses primarily related to lower external manufacturing expenses, most significantly related to (i) reduced external manufacturing activities for our GM1 program and (ii) reduced expenses for Clean Room Suite fees related to the Amended Catalent Agreements; and
●	a decrease of $0.8 million in professional fees; and
●	a decrease of $0.4 million in facility and other expenses.

These decreases were partially offset by:

●	an increase of $0.2 million for pre-clinical studies to evaluate the efficacy of PBFT02 in models of neurodegenerative disorders.

General and Administrative Expenses

General and administrative expenses decreased by $14.1 million to $13.0 million for the six months ended June 30, 2024 from $27.1 million for the six months ended June 30, 2023. The decrease was primarily due to the following:

●	a decrease of $11.3 million related to expenses incurred in conjunction with the Amended Catalent Agreements during the six months ended June 30, 2023;
●	a decrease of $1.6 million in wages and benefits related to reductions in headcount;
●	a decrease of $1.5 million in share-based compensation expense related to reductions in headcount; and
●	a decrease of $0.3 million in facility and other expenses.

These decreases were partially offset by:

●	an increase of $0.6 million for professional services and consulting.

Impairment of Long-Lived Assets

During the six months ended June 30, 2024, we recorded $0.4 million of impairment expenses related to property and equipment for a construction in progress asset we no longer plan to deploy.

During the six months ended June 30, 2023, we did not record any impairment expense.

Other Income (Expense), Net

Other income (expense), net decreased by $0.4 million to $2.7 million for the six months ended June 30, 2024 from $3.1 million for the six months ended June 30, 2023. The decrease was primarily due to the following:

●	a decrease of $0.5 million attributable to the sale of certain tax credits during the six months ended June 30, 2023, and
●	a decrease of $0.2 million attributable to interest income and the amortization of premium and discount on our marketable securities.

These decreases were partially offset by:

●	an increase of $0.3 million attributable to income from subleases.

Liquidity and Capital Resources

Overview

As of June 30, 2024, we had $91.8 million in cash, cash equivalents and marketable securities and had an accumulated deficit of $627.2 million. We expect our existing cash, cash equivalents and marketable securities, combined with the initial payments to be received from the Outlicense Transaction Agreements, will enable us to fund our operating expenses and capital expenditure requirements to the end of the second quarter of 2026.

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

On March 5, 2021, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, relating to the applicable terms of at-the-market equity offerings, or the ATM Facility, pursuant to which we may, but are not obligated to, offer and sell, from time to time, shares of our common stock with an aggregate offering price up to $125.0 million through Cowen, as sales agent in the ATM Facility. We issued 6,000,000 shares of common stock under the ATM Facility, resulting in net proceeds of $8.7 million, after deducting offering costs of $0.3 million in March 2024. We are limited to $50 million in our capacity to offer and sell shares of our common stock under this sales agreement pursuant to our shelf registration statement on Form S-3, filed on March 4, 2024. As of June 30, 2024, $50 million of capacity remains available to be sold under the ATM Facility.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six months ended
	June 30,
(in thousands)	2024	2023
Cash provided by (used in) operating activities	$(32,065)	$(39,585)
Cash provided by (used in) investing activities	26,299	35,186
Cash provided by (used in) financing activities	8,827	89
Net increase (decrease) in cash and cash equivalents	$3,061	$(4,310)

Net Cash Provided by (Used in) Operating Activities

During the six months ended June 30, 2024, we used $32.1 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $32.7 million and a net increase in our operating assets of $3.8 million, partially offset by non-cash charges of $4.4 million related to depreciation, amortization, share-based compensation, and amortization of premium and discount, net, and impairment of long-lived assets. The primary use of cash was to fund our operations related to the development of our product candidates.

During the six months ended June 30, 2023, we used $39.6 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $58.2 million, partially offset by a net decrease in our operating assets of $10.6 million and non-cash charges of $8.0 million related to share-based compensation, depreciation, amortization, amortization of premium and discount, net, and loss on disposal of property and equipment. The primary use of cash was to fund our operations related to the development of our product candidates.

Net Cash Provided by (Used in) Investing Activities

During the six months ended June 30, 2024, we purchased $50.8 million in marketable securities, and had sales and maturities of $77.1 million in marketable securities. We did not make any purchases of property and equipment for the six months ended June 30, 2024.

During the six months ended June 30, 2023, we purchased $73.5 million in marketable securities, and had sales and maturities of $108.8 million in marketable securities. Purchases of property and equipment were $0.1 million for the six months ended June 30, 2023.

Net Cash Provided by (Used in) Financing Activities

During the six months ended June 30, 2024, we received $8.7 million in net proceeds from the issuance of common stock under the ATM Facility. We received gross proceeds of $9.0 million, net of offering costs of $0.3 million. We received $0.1 million in proceeds from the issuance of common stock under the ESPP and exercises of employee stock options.

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

Under the exclusive relationship under the Amended Catalent Agreements, following certain conditional events related to the divestiture by us of either FTD or GM1, we would pay Catalent certain fees. The outlicense of GM1 to Gemma under the Outlicense Transaction Agreements, and subsequent business decisions implemented by Gemma under their sole discretion, could qualify as a divesture event under the Amended Catalent Agreements and require us to make payment of certain fees to Catalent, for which amounts are immaterial.

Under the Penn Agreement, we agreed to fund discovery research conducted by GTP for five years, which began in May 2020. Our funding commitment was $5.0 million annually through June 2026. As a result of the Outlicense Transaction Agreements, we have amended the Penn Agreement to eliminate this commitment as of July 31, 2024. No discovery research funding commitments exist under the Gemma Collaboration Agreement.

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

The contractual obligations and commitments above do not include any potential milestone or royalty payments that we may be required to make under the Penn License Agreement. Under the Gemma Sublicenses, Gemma will be responsible for all potential milestone and royalty payments to Penn for the Outlicensed Programs.

Critical Accounting Policies and Estimates

During the six months ended June 30, 2024, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2023 Annual Report filed on Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business.

We are currently a defendant in litigation with a former employee in the Court of Common Pleas of Philadelphia County (Commerce Division), or the Court, relating to a claim of breach of contract and violation of the Pennsylvania Wage Payment and Collection Law. The plaintiff claims that, pursuant to an alleged settlement agreement reached on February 3, 2020, we agreed to issue plaintiff 150,000 shares of our common stock and that such shares would not be subject to the reverse stock split implemented by us in connection with our initial public offering on February 14, 2020. The plaintiff’s claim is for an amount in the mid-single digit millions of dollars. We disagree with the allegations that there was ever a binding settlement agreement or that any shares would not be subject to the reverse stock split, and we believe the plaintiff’s claim is without merit. In October 2023, the Court denied both the Company’s and the plaintiff’s motions for summary judgement and therefore we anticipate that this matter will go to trial in the fourth quarter of 2024. We intend to vigorously defend against these claims, and believe we have strong arguments to prevail in the litigation. There can be no assurance that we will prevail on our claims.

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

We currently rely on our collaboration with Gemma for many aspects of our preclinical research and development programs, including for discovering, preclinically developing and conducting IND-enabling studies for our clinical product candidates and our near-term future pipeline of product candidates;

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

We are a clinical stage genetic medicines company with a limited operating history on which to base your investment decision. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to staffing our company, business planning, raising capital, entering into collaboration and vendor agreements for conducting preclinical research and clinical development activities for our product candidates, and performing clinical development activities and manufacturing clinical supply. All of our product candidates are in the clinical development stage, have been stopped from further clinical development in order to reduce operating expenditures, or are in the preclinical or discovery stage. We have no products approved for commercial sale and have not generated any revenue from commercial product sales, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. We have funded our operations to date through proceeds from sales of our convertible preferred stock, and public offerings, and do not expect to receive revenue from commercial product sales, for many years, if ever.

We have incurred net losses since our inception in 2017. We incurred net losses of $32.7 million and $58.2 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $627.2 million. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs, acquiring the rights to our product candidates, and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our operations have consumed significant amounts of cash since inception. As of June 30, 2024, our cash, cash equivalents and marketable securities were $91.8 million. We expect that our existing cash, cash equivalents and marketable securities, combined with the initial payments to be received from the Outlicense Transaction Agreements, will enable us to fund our operating expenses and capital expenditure requirements to the end of the second quarter of 2026. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

Accordingly, we will need to continue to rely on additional financing to achieve our business objectives, which may not be available to us on acceptable terms, or at all. For example, we are party to the Sales Agreement with Cowen relating to the sale and issuance, from time to time, shares of our common stock in at-the-market equity offerings with an aggregate offering price up to $125.0 million, or the ATM Facility. $9.0 million of shares of our common stock have been sold under the ATM Facility as of June 30, 2024.

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

All of our product candidates are in clinical or preclinical development and their risk of failure is high. We also rely on third-parties, such as Gemma, for our preclinical and IND-enabling studies. It is impossible to predict when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. We will rely on contract laboratories and other third parties, or our CROs, for the clinical development of our clinical product candidates. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials or early cohorts of our clinical trials of our product candidates, including early biomarker data, may not be predictive of the results of later-stage clinical trials or later cohorts of our clinical trials. Early clinical trials and in particular initial cohorts of early clinical trials often enroll significantly fewer patients than later stage clinical trials or later cohorts of the same clinical trial and may not be as predictive as larger trials. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful or come to agreement on other aspects of clinical trial design. Moreover, a clinical trial can fail at any stage of testing. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of product candidates proceeding through clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support clinical development of our current or any of our future product candidates.

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including: the size and nature of the patient population; the number and location of clinical sites we enroll; the proximity of patients to clinical sites; the eligibility and exclusion criteria for the trial; the design of the clinical trial; the inability to obtain and maintain patient consents; the risk that enrolled participants will drop out before completion; and competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications being investigated by us. Furthermore, we expect to rely on our collaborators, CROs and clinical trial sites to ensure the proper and timely conduct of our future clinical trials, including the patient enrollment process, and we have limited influence over their performance. Additionally, we could encounter delays if treating physicians encounter unresolved ethical issues associated with enrolling patients in future clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. For example, treating physicians with eligible patients for our upliFT-D trial may instead elect to use alternative treatment approaches from our competitors, if such competitors are to receive regulatory approval in advance of our program, in lieu of enrolling in our clinical trial.

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

Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time of such testing may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. Delays associated with programs for which we are conducting preclinical testing and studies may cause us to incur additional operating expenses. We may experience unexpected or adverse results in our ongoing or future clinical trials. We will be required to demonstrate through adequately designed and executed clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Our current clinical trial for PBFT02 in FTD-GRN patients has relatively small cohorts and results experienced to date may not be indicative of future success. If safety issues arise, we may be delayed or prevented from expanding into subsequent phases of our trial. Earlier gene therapy clinical trials conducted by others also utilized AAV vectors. However, these studies should not be relied upon as evidence that our planned clinical trials will succeed. Trial designs and results from previous trials are not necessarily predictive of our future clinical trial designs or results, and initial positive results we may observe may not be confirmed upon full analysis of the complete trial data. In addition, the positive results we have observed for our product candidates in preclinical animal models may not be predictive of our future clinical trials in humans. Our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development even if they successfully advance through initial clinical trials.

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

If we do not achieve our projected development goals in the time-frames we announce and expect, the commercialization of our products may be delayed.

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

For example, Patient 1 in our upliFT-D trial, who received a low level of immunosuppression (60 mg oral prednisone daily for 60 days), per the initial trial protocol, experienced two serious adverse events that were both asymptomatic and likely consistent with an immune response. Subsequently, we amended the protocol to increase the steroid regimen. Additional possible adverse side effects could occur that may substantially limit the effectiveness of the treatment. For example, in previous third-party clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a T-cell immune response, whereby after the vector is within the target cells, the cellular immune response system triggers the removal of transduced cells by activated T-cells. Other recent clinical trials involving high doses of AAV vectors have also resulted in liver damage and death. Further, following administration of any AAV vector, patients are likely to develop neutralizing antibodies specific to the vector administered. Other preclinical studies have suggested that high dosages of AAV administration may result in toxicity due to degeneration of the dorsal root ganglia. Preliminary results of our NHP toxicology studies for our PBFT02 product candidate have demonstrated trigeminal ganglia and dorsal root ganglia toxicity. Based on these results, and if our vectors demonstrate a similar effect in other programs, we may decide or be required to perform additional preclinical studies or to halt or delay further clinical development of our product candidates.

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

There have been several significant adverse side effects reported in genetic medicine treatments in the past. For example, in 1999, there was public backlash against gene therapy following the death of a clinical trial subject in a gene therapy clinical trial that utilized an adenovirus vector. It was later discovered that adenoviruses could generate an extreme immune system reaction that can be life threatening. Dr. Wilson, who also serves as a consultant to the Company as Scientific Advisor, was a co-investigator of the 1999 trial while he was Director of the Institute for Human Gene Therapy of Penn. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy by us or our competitors, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception and potential regulatory delays in the clinical testing or approval of our product candidates.

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

Our business model is centered on developing therapies for patients with CNS disorders by establishing focused selection criteria to select, develop and advance product candidates that we believe will have a higher probability of technical and regulatory success through development into commercialization. We may not be able to continue to identify and develop new product candidates in addition to the pipeline of product candidates that we have established through our collaboration with GTP. As a result of the Outlicense Transaction Agreements, we no longer have a collaboration with GTP and instead have a collaboration with Gemma. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development. For example, they may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our approach, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

Risks Related to Our Reliance on Third Parties

We currently rely on our collaboration with Gemma for many aspects of our preclinical research and development programs, including for discovering, preclinically developing and conducting IND-enabling studies for our clinical product candidates and our near-term future pipeline of product candidates. Failure or delay of Gemma to fulfill all or part of its obligations to us under the agreement, a breakdown in collaboration between the parties or a complete or partial loss of this relationship could materially harm our business.

As part of the Outlicense Transaction Agreements, we entered into the Gemma Collaboration Agreement with Gemma to discover and develop certain AAV vector based therapeutics, and the products developed under such collaboration currently represent all of our product pipeline and research programs. We currently rely on Gemma for preclinical research and development capabilities for new product candidates. Pursuant to the Gemma Collaboration Agreement, Gemma is responsible for discovery, preclinical development activities, including IND-enabling non-clinical studies and research grade manufacturing and other collaborative activities set forth in the plan for the funded research. Either party has the right in certain circumstances to terminate the collaboration pursuant to the terms of the Gemma Collaboration Agreement. If Gemma delays or fails to perform its obligations under the Gemma Collaboration Agreement, disagrees with our interpretation of the terms of the collaboration or our discovery plan or terminates our existing agreement, our future pipeline of product candidates could be significantly adversely affected and our prospects will be materially harmed.

The term of the research funding portion of the Gemma Collaboration Agreement, under which we have the ability to acquire exclusive rights to additional gene therapy products for CNS indications, expires in July 2029. If we seek to extend or alter the terms of our collaboration, we will need to negotiate a new or amended agreement, which may not be available to us on equally favorable terms, if at all. Gemma has also entered into collaborations with third parties, including certain of our competitors, addressing targets and disease indications outside the scope of our collaboration. As a result, Gemma may have competing interests with respect to their priorities and resources. We may have disagreements with Gemma with respect to the interpretation of the Gemma Collaboration Agreement, use of resources or otherwise that could cause our relationship with Gemma to deteriorate. As a result, Gemma may reduce their focus on, and resources allocated to, our programs, potentially delaying or terminating our ability to advance product candidates through preclinical studies. If Dr. Wilson were to leave Gemma or to otherwise no longer be meaningfully involved with us, our preclinical research and development capabilities may be substantially reduced. Additionally, as a newly formed Company, Gemma could face operational and financial challenges that could impact its ability to execute under the Gemma Collaboration Agreement.

Further, under the Penn License Agreement and the Gemma Collaboration Agreement, Gemma and Penn are primarily responsible for prosecuting and maintaining our licensed intellectual property, and it may fail to properly prosecute, maintain or defend such intellectual property. In such event, if we are unable to otherwise maintain or defend such intellectual property, we could face the potential invalidation of the intellectual property or be subjected to litigation or arbitration, any of which would be time-consuming and expensive. To enforce the licensed intellectual property rights under the Penn License Agreement, we will need to coordinate with Penn, which could slow down or hamper our ability to enforce our licensed intellectual property rights. In such an event, we could face increased competition that could materially and adversely affect our business.

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

Although we have recruited a team that has experience with clinical trials, as a company, we have limited experience in conducting clinical trials. Moreover, we currently rely on third-parties, now primarily Gemma, for our discovery and certain of our preclinical research, and will continue to rely upon medical institutions, clinical investigators, and CROs to conduct clinical trials for our product candidates. We expect to rely heavily on these parties for execution of preclinical and clinical trials for our product candidates and control only certain aspects of their activities. If these parties reduce the levels of efforts and resources to our product candidate activities, prioritize work with a competitor of ours or if a dispute were to arise between us and these parties, they may not meet our expected deadlines or provide us with sufficient materials for our regulatory filings. Nevertheless, we will be responsible for ensuring that each of our preclinical and clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our preclinical studies and clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

We, Gemma, and our CROs will be required to comply with regulations, including cGCPs for conducting, monitoring, recording and reporting the results of preclinical and clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any drugs in clinical development. The FDA enforces cGCP regulations through periodic inspections of clinical trial sponsors, principal investigators, and trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials will comply with cGCPs. In addition, our clinical trials must be conducted with product candidates produced in accordance with the requirements in the current Good Manufacturing Practices, or cGMP regulations. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action.

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

We have outlicensed our lysosomal pediatric products to Gemma, genetic medicines company, and we may in the future enter into collaborations with other third parties for the discovery, development and commercialization of our product candidates. If any of our current or future collaborators cease development efforts under our collaboration agreements, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products and we may never receive milestone payments or future royalties under these agreements.

Gemma is a newly-formed company with a limited history of operations. If Gemma is not successful in continuing the development and commercialization of the lysosomal pediatric products that we have licensed to them, we will not receive any downstream economic benefit and the products will revert back to us.

We may in the future enter into third-party collaborations for research, development and commercialization of other therapeutic technologies or product candidates. Biotechnology companies are our likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements.

With Gemma and any future collaboration agreements, we expect to have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Moreover, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Our current and potential future collaborations involving our product candidates may pose the following risks to us:

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

As a result of the foregoing, our current and any future collaboration agreements may not lead to development or commercialization of our product candidates in the most efficient manner or at all. If a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated. Any failure to successfully develop or commercialize our product candidates pursuant to our current or any future collaboration agreements could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We may have conflicts with our collaborators, including Penn and Gemma, such as conflicts concerning the interpretation of preclinical or clinical data, the achievement of milestones, the interpretation of contractual obligations, payments for services, development obligations or the ownership of intellectual property developed during our collaboration. If any conflicts arise with any of our collaborators, such collaborator may act in a manner that is adverse to our best interests. Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating revenues: unwillingness on the part of a collaborator to pay us milestone payments or royalties we believe are due to us under a collaboration, which could require us to raise additional capital; uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations; unwillingness by the collaborator to cooperate in the development or manufacture of the product, including providing us with product data or materials; unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities; initiating of litigation or alternative dispute resolution options by either party to resolve the dispute; or attempts by either party to terminate the relevant agreement.

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

Our product candidates require processing steps that are more complex than those required for most small molecule drugs. Moreover, unlike small molecules, the physical and chemical properties of a biologic such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product is consistent from lot-to-lot or will perform in the intended manner. For example, we have recently developed a potency assay for release of PBFT02 for late-stage clinical studies and commercialization. While we have received initial positive feedback from the FDA on the suitability of our proposed assay, there can be no assurance that this assay will be approved by the FDA or ensure product potency. Accordingly, we employ multiple steps to control the manufacturing process to assure that the process works consistently and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, low lot yields, product recalls, product liability claims or insufficient inventory. As a result, we may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet the FDA or other applicable standards or specifications with consistent and acceptable production yields and costs.

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

For the treatment of FTD, there are no approved disease-modifying therapies. We consider our most direct competitors with respect to PBFT02 for the treatment of FTD-GRN to be Prevail Therapeutics Inc. (part of Eli Lilly & Co), which is conducting a Phase 1/2 clinical trial for a gene therapy treatment for FTD-GRN and AviadoBio Ltd, which began enrolling their Phase 1/2 gene therapy trial in patients with FTD-GRN in the second half of 2023. Alector, Inc. (partnered with GSK plc) is conducting a Phase 3 clinical trial with a humanized anti-human sortilin monoclonal antibody for FTD-GRN. Additional companies, including Kyowa Kiran Co., Ltd. and QurAlis Corporation, are conducting preclinical research using genetic medicine approaches to treat patients with FTD-GRN. Denali Therapeutics Inc. in partnership with Takeda Pharmaceutical Company Limited, is conducting a Phase 1/2 clinical trial for their recombinant progranulin protein. Vesper Bio ApS began Phase 1 enrollment for a small molecule sortilin antagonist program targeting FTD-GRN in the fourth quarter of 2023. We are also aware of other therapeutic approaches in preclinical development that may target FTD-GRN patients including the Arkuda Therapeutics small molecule progranulin enhancer program which entered an exclusive option and asset purchase agreement with Johnson & Johnson Innovative Medicine in the first quarter 2024. With respect to PBFT02 for the treatment of FTD-C9orf72, our clinical stage competitors are Transposon Therapeutics, Inc., which is conducting a Phase 2 trial with a small molecule autophagy modulator for FTD-C9orf72, and Alector, Inc. (partnered with GSK plc) which conducted a Phase 2 clinical trial for latozinemab in FTD-C9orf72. There are other approaches in preclinical development for the treatment of FTD-C9orf72. In addition to the GRN and C9orf72 targeted therapies, there are four clinical stage programs for FTD targeting the TDP-43 pathway.

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

Currently, most of our intellectual property protection consists of patent applications that we have in-licensed from Penn under the Penn License Agreement. The in-licensed patent applications are directed to certain new AAV capsids, to recombinant AAV viruses, or rAAV, capable of delivering certain genes into human cells to treat disorders of the CNS, to methods of treating those diseases with rAAV, as well as to certain aspects of our manufacturing capabilities and related technologies. Our intellectual property also includes patent applications that we solely own that cover processes that we developed for manufacturing our rAAV products and certain of our product candidates.

We also have options under the Gemma Collaboration Agreement to conduct further research into new CNS indications that may create additional intellectual property.

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

Moreover, our exclusive license under the Penn License Agreement is subject to field restrictions and retained rights, which may adversely impact our competitive position. Our licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar to our product candidates, including biosimilar versions of such products. In addition, the patent portfolio licensed to us is, or may be, licensed to third parties outside our licensed field, and such third parties may have certain enforcement rights. Thus, patents licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against another licensee or in administrative proceedings brought by or against another licensee in response to such litigation or for other reasons.

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

All of our current product candidates and research programs, including for PBFT02, are licensed from or based upon licenses from a third-party and are field limited to certain indications. If the license agreements are terminated or interpreted to narrow our rights, our ability to advance our current product candidates or develop new product candidates based on these technologies will be materially adversely affected.

We currently rely on licenses and sublicenses from third parties, in particular Penn and Gemma, and will continue to rely on third parties for the research, development, manufacturing and commercialization of our current product candidates. If any of our licenses or relationships or any in-licenses on which our licenses are based are terminated or breached, we may:

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

If we breach any of the agreements under which we license the use, development and commercialization rights to our product candidates or technology from third parties, we could lose license rights that are important to our business. Our current clinical product candidates, including PBFT02 are, licensed from Penn. Under the Penn License Agreement, we are subject to various obligations, including payment obligations, diligence obligations such as development and commercialization obligations, as well as potential royalty payments and other obligations. If we fail to comply with any of these obligations or otherwise breach our license agreements, our licensors may have the right to terminate the applicable license in whole or in part. Generally, the loss of any one of our current licenses, or any other license we may acquire in the future, could harm our business, prospects, financial condition and results of operations.

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

We have obtained Fast Track Designation for PBFT02 for the treatment of FTD-GRN. We may seek Fast Track Designation for other potential indications for PBFT02, or for one or more of our other product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

If we decide to seek Orphan Drug Designation for some of our product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for supplemental market exclusivity.

We have obtained Orphan Drug Designation, for PBFT02 for the treatment of FTD. We have sought and may continue to seek Orphan Drug Designation for one or more of our other product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as tax advantages and user-fee waivers. Opportunities for grant funding toward clinical trial costs may also be available for clinical trials of drugs for rare diseases, regardless of whether the drugs are designated for the orphan use. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication for seven years, except in limited circumstances. For large molecule drugs, including gene therapies, sameness is determined based on the principal molecular structural features of a product.

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

Our product candidates for which we intend to seek approval may face competition from biosimilars approved through an abbreviated regulatory pathway.

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

We are highly dependent on the research and development, clinical and business development expertise of our management, scientific and clinical team. We also benefit from the research expertise of Dr. Wilson, who also serves as a consultant to the Company as Scientific Advisor. In his capacity as Scientific Advisor, Dr. Wilson is not involved in day-to-day operations and does not have the ability to control or significantly influence the management or operating policies of the Company. Although we have entered into a consulting agreement with Dr. Wilson, he may terminate his relationship with us at any time. Although we have entered into employment letter agreements or employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and manufacturing strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of June 30, 2024, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned shares representing a substantial portion of our capital stock.

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

The continued listing standards of The Nasdaq Global Select Market, require, among other things, that the minimum bid price of a listed company’s stock be at or above $1.00. If the closing minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting. We cannot provide any guarantee that we will regain compliance during the grace period or be able to maintain compliance with Nasdaq’s listing requirements in the future. If we are not able to regain compliance during the grace period, or any extension of the grace period for which we may be eligible, our common stock will be subject to delisting. Delisting from The Nasdaq Global Select Market could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Adoption or Termination of 10b5-1 Trading Plans

On May 9, 2024, William Chou, M.D., a director and officer of the Company, terminated a pre-arranged written stock sale plan in accordance with Rule 10b5-1 under the Exchange Act, for the potential sale of up to 300,000 shares of the Company’s common stock. The plan was terminated in accordance with the Company’s policies regarding transactions in the Company’s securities. The plan was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and was scheduled to terminate no later than August 30, 2024, or on such earlier date on which all of the trades thereunder had been executed.

Other than as disclosed above, during the fiscal quarter ended June 30, 2024, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.

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

PASSAGE BIO, INC.

Date: August 8, 2024	By:	/s/ William Chou, M.D.
William Chou, M.D.
President and Chief Executive Officer

Date: August 8, 2024	By:	/s/ Kathleen Borthwick
Kathleen Borthwick
Chief Financial Officer