Form 10-Q
period 2024-09-30
Passage BIO, Inc.
filed 2024-11-13
CIK 1787297

Y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 61,767,286 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “forecast,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our plans to develop and commercialize our product candidates, the timing and results of our ongoing or planned preclinical studies and clinical trials, risks associated with clinical trials, including our ability to adequately manage clinical activities, unexpected concerns that may arise from additional data or analysis obtained during clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the clinical utility of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the willingness of healthcare professionals to use our product candidates, the timing, or amount, of receipt of any potential future milestone and royalty payments, the sufficiency of our cash and cash equivalents, general economic, industry and market conditions, including fluctuating interest rates and inflation, a potential federal government shutdown, instability in the global banking system, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

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

PART I-FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Passage Bio, Inc.

Balance Sheets

	(Unaudited)
(in thousands, except share and per share data)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$32,292	$21,709
Marketable securities	52,534	92,585
Prepaid expenses and other current assets	1,210	923
Prepaid research and development	1,180	2,742
Total current assets	87,216	117,959
Property and equipment, net	10,036	15,295
Right of use assets - operating leases	14,037	16,858
Other assets	463	433
Total assets	$111,752	$150,545
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,489	$1,298
Accrued expenses and other current liabilities	6,729	11,670
Non-refundable sublicense payments received	5,000	—
Operating lease liabilities	3,733	3,373
Total current liabilities	16,951	16,341
Operating lease liabilities - noncurrent	22,085	22,921
Total liabilities	39,036	39,262

Commitments and contingencies (note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding at both September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value: 300,000,000 shares authorized; 61,767,286 shares issued and outstanding at September 30, 2024 and 54,944,130 shares issued and outstanding at December 31, 2023	6	5
Additional paid‑in capital	719,188	705,789
Accumulated other comprehensive income (loss)	32	(43)
Accumulated deficit	(646,510)	(594,468)
Total stockholders’ equity	72,716	111,283
Total liabilities and stockholders’ equity	$111,752	$150,545

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Operating expenses:
Research and development	$8,656	$15,098	$30,621	$49,258
General and administrative	7,251	8,184	20,276	35,295
Impairment of long-lived assets	4,795	5,390	5,233	5,390
Loss from operations	(20,702)	(28,672)	(56,130)	(89,943)
Other income (expense), net	1,362	1,562	4,088	4,639
Net loss	$(19,340)	$(27,110)	$(52,042)	$(85,304)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.31)	$(0.49)	$(0.87)	$(1.56)
Weighted average common shares outstanding, basic and diluted	61,763,346	54,789,410	59,920,537	54,697,967
Comprehensive loss:
Net loss	$(19,340)	$(27,110)	$(52,042)	$(85,304)
Unrealized gain (loss) on marketable securities	99	148	75	774
Comprehensive loss	$(19,241)	$(26,962)	$(51,967)	$(84,530)

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Stockholders’ Equity

(Unaudited)

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at July 1, 2024	61,754,786	$6	$717,788	$(67)	$(627,170)	$90,557
Exercise of stock options and vesting of restricted stock units	12,500	—	—	—	—	—
Unrealized gain (loss) on marketable securities	—	—	—	99	—	99
Share‑based compensation expense	—	—	1,400	—	—	1,400
Net loss	—	—	—	—	(19,340)	(19,340)
Balance at September 30, 2024	61,767,286	$6	$719,188	$32	$(646,510)	$72,716

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2024	54,944,130	$5	$705,789	$(43)	$(594,468)	$111,283
Issuance of common stock under the ATM Facility, net of offering costs	6,000,000	1	8,741	—	—	8,742
Exercise of stock options and vesting of restricted stock units	724,591	—	35	—	—	35
Issuance of shares in connection with employee stock purchase plan	98,565	—	50	—	—	50
Unrealized gain (loss) on marketable securities	—	—	—	75	—	75
Share‑based compensation expense	—	—	4,573	—	—	4,573
Net loss	—	—	—	—	(52,042)	(52,042)
Balance at September 30, 2024	61,767,286	$6	$719,188	$32	$(646,510)	$72,716

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

Passage Bio, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2024	2023
Cash flows used in operating activities:
Net loss	$(52,042)	$(85,304)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,362	2,914
Share‑based compensation	4,573	9,351
Amortization of premium and discount on marketable securities, net	(1,162)	(1,188)
Loss on disposal of property and equipment	—	463
Impairment of long-lived assets	5,233	5,390
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, and other assets	(117)	3,478
Prepaid research and development	1,562	4,859
Non-refundable sublicense payments received	5,000	—
Right of use assets and operating lease liabilities	(171)	(97)
Accounts payable	191	(1,316)
Accrued expenses and other current liabilities	(4,941)	2,702
Net cash provided by (used in) operating activities	(39,512)	(58,748)
Cash flows provided by (used in) investing activities:
Purchases of marketable securities	(72,594)	(101,640)
Sales or maturities of marketable securities	113,882	159,410
Purchases of property and equipment	(20)	(133)
Net cash provided by (used in) investing activities	41,268	57,637
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock under the ATM Facility, net of offering costs	8,742	—
Proceeds from the exercise of stock options	35	—
Proceeds from the issuance of common stock under employee stock purchase plan	50	89
Net cash provided by (used in) financing activities	8,827	89
Net increase (decrease) in cash and cash equivalents	10,583	(1,022)
Cash and cash equivalents at beginning of period	21,709	34,601
Cash and cash equivalents at end of period	$32,292	$33,579
Supplemental disclosure of non‑cash investing and financing activities:
Unrealized gain (loss) on marketable securities	$75	$774
Right of use assets recognized upon the commencement of sublease	$(422)	$—
Operating lease liabilities recognized upon the commencement of sublease	$422	$—

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

The Company has a strategic research collaboration with the Trustees of the University of Pennsylvania’s, or Penn, Gene Therapy Program, or GTP. Through this collaboration, the Company has developed its lead clinical product candidate, PBFT02, for the treatment of frontotemporal dementia, or FTD, caused by progranulin deficiency, or FTD-GRN, which seeks to elevate progranulin levels to restore lysosomal function and slow disease progression. On July 31, 2024, the Company entered into a series of agreements in connection with the planned transition of GTP to two new genetic medicines companies co-founded by Dr. James Wilson: GEMMA Biotherapeutics, or Gemma, and Franklin Biolabs. As a result, the Company established a new research, collaboration and license agreement with Gemma and amended its research collaboration with Penn.

2. Risks and Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $646.5 million as of September 30, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.

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

On March 5, 2021, the Company entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, relating to the applicable terms of at-the-market equity offerings, or the ATM Facility, pursuant to which the Company may, but is not obligated to, offer and sell, from time to time, shares of its common stock with an aggregate offering price up to $125.0 million through Cowen, as sales agent in the ATM Facility. The Company issued 6,000,000 shares of common stock under the ATM Facility, resulting in net proceeds of $8.7 million, after deducting offering costs of $0.3 million in March 2024. The Company is limited to $50.0 million in its capacity to offer and sell shares of its common stock under this sales agreement pursuant to its shelf registration statement on Form S-3, filed on March 4, 2024. As of September 30, 2024, $50.0 million of capacity remains available to be sold under the ATM Facility.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of September 30, 2024 consisted of various securities as described in Note 4. Cash consists of cash deposits at banking institutions.

Marketable Securities

The Company classifies its marketable securities with original maturities of greater than three months as available-for-sale. Marketable securities as of September 30, 2024, consisted of various securities as described in Note 4. These securities are carried at fair market value, with unrealized gains and losses reported in comprehensive loss and accumulated other comprehensive income (loss) within stockholders’ equity. Any premium or discount arising at purchase of debt securities is amortized and/or accreted over the term of the security to other income (expense), net. Gains or losses on marketable securities sold are recognized as a component of other income (expense), net in the statement of operations and comprehensive loss on the specific identification method. All marketable securities are available for use, as needed, to fund operations and therefore, the Company classifies all marketable securities as current assets within the balance sheet.

Property and Equipment, Net

Property and equipment, net consists of laboratory equipment, office equipment, computer hardware and software, furniture and fixtures, and leasehold improvements and is recorded at cost. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Property and equipment are depreciated on a straight-line basis over their estimated useful lives. The Company estimates useful life on an asset-by-asset basis, which generally consists of three years for computer hardware and software, five years for office equipment, five years for laboratory equipment, and seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

When property and equipment are retired or otherwise disposed of, the costs and accumulated depreciation are removed from the respective accounts, with any resulting gain or loss recognized concurrently. The Company did not recognize any losses on disposals of property and equipment for the three and nine months ended September 30, 2024. The

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

Company recognized losses on disposals of property and equipment of $0 and $0.5 million within research and development expenses for the three and nine months ended September 30, 2023, respectively.

The Company reviews long-lived assets, such as property and equipment, for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company recognized impairment expenses for property and equipment of $2.3 million and $2.7 million for the three and nine months ended September 30, 2024, respectively. The Company recognized impairment expenses for property and equipment of $3.2 million for the three and nine months ended September 30, 2023. These impairment expenses primarily relate to the proportional allocation of total impairments recognized for the asset groups subject to impairment testing as further described in Note 9.

Leasing

The Company evaluates leases at their inception to determine if they are an operating lease or a finance lease. As of September 30, 2024, the Company has classified all leases with terms greater than one year, as operating leases.

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

The Company reviews long-lived assets, such as right of use assets, or ROU assets, for impairment when events or changes indicate the carrying amount of the ROU assets may not be recoverable. The Company recognized impairment expenses for ROU assets of $2.5 million for the three and nine months ended September 30, 2024. The Company recognized impairment expenses for ROU assets of $2.2 million for the three and nine months ended September 30, 2023. These impairment expenses include the proportional allocation of total impairments recognized for the asset groups subject to impairment testing as further described in Note 9.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The Company accounts for forfeitures of RSUs and stock option awards as they occur.

License and Other Revenue

The Company may enter into license agreements and transition services agreements (see Note 8) under which it may license rights to research, develop, manufacture, and commercialize its product candidates to third parties, and provide transition services for such licenses. Payments under these arrangements may include non-refundable, upfront fees, reimbursement of certain costs, payments upon the achievement of certain milestones, and royalties on product sales.

The Company applies ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, when all of the following criteria are met, to determine a valid contract exists: (i) the parties have approved the contract and are committed to perform their respective obligations; (ii) the Company can identify each party’s rights regarding the goods or services to be transferred; (iii) the Company can identify the payment terms for the goods or services to be transferred; (iv) the contract has commercial substance; and (v) the Company will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. Once it is determined that a valid contract exists, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including consideration of the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations on a relative stand-alone selling price basis; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must use its judgment to determine the number of performance obligations, the transaction price, the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price, the contract term and pattern of satisfaction of the performance obligations. The Company uses judgment to determine whether milestones or other variable consideration, except for certain sales-based milestone payments and royalties, should be included in the transaction price as described further below.

At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method set forth in ASC 606. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as those subject to regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the statements of operations in the period of adjustment.

For customer contracts in the scope of ASC 606, amounts due to the Company are recorded as accounts receivable on the Company’s balance sheet when the Company’s right to consideration is unconditional. Amounts received prior to satisfying the related performance obligations are classified on the Company’s balance sheet as current deferred revenue if expected to be recognized as revenue within 12 months following the balance sheet date and as deferred revenue, net of current portion, if amounts are not expected to be recognized as revenue within the 12 months following the balance sheet date. The Company does not evaluate a contract for a significant financing component if payment is expected within one year or less from the transfer of promised items to the customer.

Research and Development

Research and development costs are expensed as incurred and consist primarily of expenses incurred with GTP, Gemma, contract research organizations, contract manufacturing organizations, internal analytical and testing activities, and

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

employee-related expenses, including salaries, benefits, and share-based compensation. Management makes estimates of the Company’s external accrued research and development expenses, which primarily relates to contract research organizations and contract manufacturing organizations, as of each balance sheet date in the Company’s financial statements based on an estimate of progress to completion of specific tasks using facts and circumstances known to the Company at that time. The Company determines the estimates by reviewing contracts, vendor agreements, change orders, and through discussions with the Company’s internal clinical personnel and external service providers as to the progress to completion of services and the agreed-upon fee to be paid for such services. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual and related expenses accordingly.

Other Income (Expense), Net

Other income (expense), net consists of interest earned on cash equivalents and marketable securities, amortization of premium and discount on marketable securities, and income from subleases. Additionally, in the nine months ended September 30, 2023, the Company recognized other income related to the sale of certain tax credits.

The Company recorded $1.4 million to other income (expense), net for the three months ended September 30, 2024, which consisted of $1.1 million attributable to interest income and the amortization of premium and discount on the Company’s marketable securities, and $0.3 million related to income from subleases.

The Company recorded $1.6 million to other income (expense), net for the three months ended September 30, 2023, which consisted of $1.6 million attributable to interest income and the amortization of premium and discount on the Company’s marketable securities.

The Company recorded $4.1 million to other income (expense), net for the nine months ended September 30, 2024, which consisted of $3.5 million attributable to interest income and the amortization of premium and discount on the Company’s marketable securities, and $0.6 million related to income from subleases.

The Company recorded $4.6 million to other income (expense), net for the nine months ended September 30, 2023, which consisted of $4.1 million attributable to interest income and the amortization of premium and discount on the Company’s marketable securities, and $0.5 million related to the sale of certain tax credits.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Nine Months Ended September 30,
	2024	2023
Stock options	12,012,051	10,240,051
Unvested restricted stock units	330,167	1,146,499
Employee stock purchase plan	104,404	118,059
	12,446,622	11,504,609

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of this guidance on its disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, or ASU 2024-03, which requires entities to provide disclosures to disaggregate operating expenses into specific categories, such as salaries and wages, depreciation, and amortization, to provide enhanced transparency into the nature and function of expenses. ASU 2024-03 is effective for the Company’s first fiscal year beginning after December 15, 2026, and for interim periods within the Company’s first fiscal year beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 may be applied retrospectively or prospectively. The Company is currently evaluating the impact of this guidance on its disclosures.

4. Cash, Cash Equivalents and Marketable Securities

The following table provides details regarding the Company’s portfolio of cash and cash equivalents:

	Cost or
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2024:
Cash accounts in banking institutions	$3,952	$-	$-	$3,952
Money market funds	19,689	-	-	19,689
Commercial paper	7,594	-	-	7,594
Certificates of deposit	1,057	-	-	1,057
Total	$32,292	$-	$-	$32,292

December 31, 2023:
Cash accounts in banking institutions	$3,596	$-	$-	$3,596
Money market funds	13,763	-	-	13,763
Commercial paper	2,670	-	-	2,670
Corporate debt securities	1,680	-	-	1,680
Total	$21,709	$-	$-	$21,709

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following table provides details regarding the Company’s portfolio of marketable securities:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2024:
Certificates of deposit	$5,889	$5	$(1)	$5,893
Commercial paper	35,943	30	-	35,973
Corporate debt securities	3,366	4	-	3,370
U.S. government securities	7,304	-	(6)	7,298
Total	$52,502	$39	$(7)	$52,534

December 31, 2023:
Certificates of deposit	$10,950	$6	$-	$10,956
Commercial paper	34,601	9	(4)	34,606
Corporate debt securities	22,940	8	(8)	22,940
U.S. government securities	16,049	0	(44)	16,005
U.S. government agency securities	8,088	-	(10)	8,078
Total	$92,628	$23	$(66)	$92,585

The contractual maturities of the Company’s marketable securities as of September 30, 2024, are as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$52,502	$52,534
Due after one year through five years	-	-
Total	$52,502	$52,534

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

	Fair value measurement at
	reporting date using
	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
September 30, 2024:
Assets
Cash equivalents:
Money market funds	$19,689	$-	$-
Commercial paper	-	7,594	-
Certificates of deposit	-	1,057	-
Total cash equivalents	19,689	8,651	-

Marketable securities:
Certificates of deposit	-	5,893	-
Commercial paper	-	35,973	-
Corporate debt securities	-	3,370	-
U.S. government securities	-	7,298	-
Total marketable securities	-	52,534	-
Total financial assets	$19,689	$61,185	$-

December 31, 2023:
Assets
Cash equivalents:
Money market funds	$13,763	$-	$-
Commercial paper	-	2,670	-
Corporate debt securities	-	1,680	-
Total cash equivalents	13,763	4,350	-

Marketable securities:
Certificates of deposit	-	10,956	-
Commercial paper	-	34,606	-
Corporate debt securities	-	22,940	-
U.S. government securities	-	16,005	-
U.S. government agency securities	-	8,078	-
Total marketable securities	-	92,585	-
Total financial assets	$13,763	$96,935	$-

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following non-financial instruments were measured at fair value, on a nonrecurring basis, during the three and nine months ended September 30, 2024. The significant assumptions utilized, which relate to future net cash flows, are further described in Note 9:

	Fair Value Measurements as of September 30, 2024			Three months ended September 30, 2024	Nine months ended September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Impairment Losses
Property and equipment, net	$-	$-	$1,708	$2,279	$2,279
Right of use assets	-	-	1,679	2,516	2,516
Other assets	-	-	200	-	438
Total	$-	$-	$3,587	$4,795	$5,233

6. Property and Equipment, Net

Property and equipment, net, consists of the following:

(in thousands)	September 30, 2024	December 31, 2023
Laboratory equipment	$10,021	$10,065
Office equipment	119	119
Computer hardware and software	1,097	1,077
Furniture and fixtures	419	419
Leasehold improvements	7,386	10,213
Construction in progress	-	638
Total property and equipment	19,042	22,531
Accumulated depreciation and amortization	(9,006)	(7,236)
	$10,036	$15,295

Depreciation expense was $0.8 million and $1.0 million for the three months ended September 30, 2024 and 2023, respectively.

Depreciation expense was $2.4 million and $2.9 million for the nine months ended September 30, 2024 and 2023, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Professional fees	$510	$1,176
Compensation and related benefits	3,964	6,636
Research and development	1,255	1,858
Litigation accrual	1,000	—
Amount due to Catalent in connection with Amended Catalent Agreements	—	2,000
	$6,729	$11,670

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

8. Gemma License Agreement

On July 31, 2024, the Company entered into a series of sublicense agreements with Gemma in connection with the outlicense of PBGM01 for the treatment of GM1 gangliosidosis, or GM1, PBKR03 for the treatment of Krabbe disease, and PBML04 for the treatment of metachromatic leukodystrophy, or MLD, collectively the Outlicensed Programs, and such agreements, the Gemma Sublicenses. Pursuant to the Gemma Sublicenses, the Company is entitled to receive (i) initial payments of $10.0 million for licenses and clinical product supply, $5.0 million of which was received in the three months ended September 30, 2024, and $5.0 million of which is due in December 2024; (ii) up to an additional $10.0 million contingent on the completion by Gemma of certain business milestones; (iii) up to an additional $114.0 million in development and commercial milestone payments; and (iv) single digit royalties as a percentage of annual worldwide net sales, in exchange for sublicenses to relevant intellectual property, transfer of regulatory dossiers and transfer of clinical trial materials and product supply related to the Outlicensed Programs. Gemma will be responsible for all payments due to Penn under the Company’s research, collaboration and licensing agreement with Penn, or the Penn License Agreement, related to the Outlicensed Programs. On July 31, 2024 the Company also entered into a transition, services agreement with Gemma, or the Transition Services Agreement, pursuant to which, the Company will provide transitional services at cost to Gemma for a period of up to six months from the effective date, and will be entitled to reimbursement for transitional services performed retroactively from March 1, 2024 to July 31, 2024, related to the transfer of the Outlicensed Programs.

As Gemma is a newly-formed company with a limited history of operations, the Company will not recognize revenue under ASC 606 until the Company either (i) has received payment and there are no remaining obligations to transfer goods and services under the Gemma Sublicenses and Transition Services Agreement (as payments received by Gemma are nonrefundable), or (ii) concludes that substantially all of the transaction price is collectible. As of September 30, 2024, the Company has received an initial payment of $5.0 million associated with the aggregate $10.0 million of payments to be made under the Gemma Sublicenses for licenses and clinical product supply. The Company recorded the $5.0 million received as non-refundable sublicense payments received on the balance sheet as of September 30, 2024, as the criteria set forth above has not yet been met.

9. Leases

2005 Market Street Lease Agreement

The Company is party to a lease agreement for office space, or the 2005 Market Street Lease Agreement, in Philadelphia, Pennsylvania. Under the 2005 Market Street Lease Agreement, the Company leased approximately 37,000 square feet. The 2005 Market Street Lease Agreement commenced in February 2021 and is expected to expire in December 2031. The Company has an option to extend the term of the 2005 Market Street Lease Agreement by two additional terms of five years each. The Company has an option to early terminate the 2005 Market Street Lease Agreement as of April 2029, given notice is provided to the landlord no less than fifteen months prior to April 2029. The optional extension and termination terms were not recognized as part of the Company’s measurement of the ROU asset and operating lease liability as of September 30, 2024. During 2023 the Company subleased all of the space at 2005 Market Street as further described in Sublease Agreement A and Sublease Agreement B below.

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

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

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

As a result of Sublease Agreement A, in 2023 the Company determined an impairment indicator was present. The Company compared the estimated undiscounted cash flows to the carrying value of the asset group, which includes ROU assets, leasehold improvements, and other property and equipment allocable to Sublease Agreement A. The Company concluded the carrying value of the asset group was not recoverable as it exceeded the estimated undiscounted cash flows. The Company calculated the amount of impairment using a discounted cash flow model to calculate the fair value of the asset group which incorporated the net identifiable cash flows for the term of Sublease Agreement A, including an estimate for cash flows in the residual period, and an estimated borrowing rate of a market participant subtenant. The impairment charge was recorded as of the sublease execution date.

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

As a result of Sublease Agreement B, in 2023 the Company determined an impairment indicator was present. The Company compared the estimated undiscounted cash flows to the carrying value of the asset group, which includes ROU assets, leasehold improvements, and other property and equipment allocable to Sublease Agreement B. The Company concluded the carrying value of the asset group was not recoverable as it exceeded the estimated undiscounted cash flows. The Company calculated the amount of impairment using a discounted cash flow model to calculate the fair value of the asset group which incorporated the net identifiable cash flows for the term of Sublease Agreement B, including an estimate for cash flows in the residual period, and an estimated borrowing rate of a market participant subtenant. The impairment charge was recorded as of the sublease execution date.

1835 Market Street Sublease Agreement

On February 20, 2024, the Company entered into a sublease agreement with a counterparty, or the 1835 Market Street Sublease Agreement. Under the 1835 Market Street Sublease Agreement, the Company subleased approximately 16,000 square feet of office space in Philadelphia, Pennsylvania. The sublease term began on March 26, 2024 and expires on September 30, 2025. The Company has the option to extend the term of the sublease agreement through February 28, 2029. The base sublease rent is $0.3 million per year for the original 18-month term of the sublease. Additionally, the Company is required to pay utility costs associated with the subleased premises. The optional extension was not

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

recognized as part of the Company’s measurement of the ROU asset and operating lease liability as of September 30, 2024.

Laboratory Lease Agreement

The Company is also party to a lease agreement for laboratory space, or the Laboratory Lease Agreement, in Hopewell, New Jersey. The laboratory is focused on state-of-the-art analytical capabilities, assay development and validation, and clinical product testing to support both viral vector manufacturing and clinical development. The Laboratory Lease Agreement commenced in March 2021 and is expected to expire in March 2036. The Company has an option to extend the term of the Laboratory Lease Agreement by up to two five-year terms. This option to extend was not recognized as part of the Company's measurement of the ROU asset and operating lease liability as of September 30, 2024.

Hopewell Sublease Agreement

On September 4, 2024, the Company entered into a sublease agreement with a counterparty, or Sublessee C, to sublease approximately 3,200 square feet, or 5% of its approximately 62,000 feet of leased laboratory space under the Laboratory Lease Agreement, or Hopewell Sublease Agreement. This sublease term began on September 11, 2024 and expires on December 31, 2029. Sublessee C has the option to extend the term of the sublease through December 2032. The base sublease rent is $0.1 million per year and increases by 2.5% annually through the expiration of the Hopewell Sublease Agreement. Additionally, Sublessee C is required to pay the portion of the common area maintenance expenses, operating expenses, and use and occupancy taxes that the Company is required to pay under the Laboratory Lease Agreement.

Pursuant to ASC 842, the Company concluded the sublease is a separate lease, as the Company was not relieved of the primary obligation under the Laboratory Lease Agreement. The Company continues to account for the Laboratory Lease Agreement as a lessee and in the same manner as prior to the execution of the Hopewell Sublease Agreement. The Company accounted for the Hopewell Sublease Agreement as the lessor, and concluded the lease qualified as an operating lease, as it did not meet the criteria of a sales-type or direct financing lease.

As a result of actions in connection with previous announcements in (i) July of 2023, for an organizational redesign, and (ii) August of 2024, for the outlicense of PBGM01 for the treatment of GM1 gangliosidosis, PBKR03 for the treatment of Krabbe disease, and PBML04 for the treatment of metachromatic leukodystrophy, and the execution of the Hopewell Sublease Agreement, the Company determined triggering events were present, primarily related to changes in how underlying assets were being used in operations. As a result, the Company reassessed the asset groups related to its laboratory space under the Laboratory Lease Agreement, which resulted in changes to the Company’s identified asset groups. The Company determined whether an impairment indicator was present for each of the new asset groups. Where an impairment indicator was present, the Company compared the estimated undiscounted cash flows to the carrying value, which includes ROU assets, leasehold improvements, and other property and equipment allocable to the laboratory space for those asset groups. The Company concluded the carrying values of certain asset groups were not recoverable as it exceeded the estimated undiscounted cash flows. The Company calculated the amount of impairment on those asset groups using a discounted cash flow model to calculate the fair value of the asset group which incorporated the net identifiable cash flows for the term of the Hopewell Sublease Agreement, including an estimate for cash flows in the residual period, and an estimated borrowing rate of a market participant subtenant. As a result, certain asset groups were impaired and the Company recognized impairment expense of $4.8 million, including $2.5 million for the ROU assets and $2.3 million for the property and equipment during the three and nine months ended September 30, 2024.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following table summarizes future minimum lease payments for the Company’s lessee operating leases, which comprises the 2005 Market Street Lease Agreement, 1835 Market Street Sublease Agreement, and the Laboratory Lease Agreement. The below table does not include expected cash inflows related to Sublease Agreement A, Sublease Agreement B, and Hopewell Sublease Agreement as the Company was not relieved of its primary obligation under the 2005 Market Street Lease Agreement and Laboratory Lease Agreement:

(in thousands)
2024	$969
2025	3,883
2026	3,757
2027	3,863
2028	3,973
Thereafter	25,706
Total undiscounted lease payments	42,151
Less: imputed interest	(16,333)
Total lease liabilities	$25,818

The following table summarizes lease expense by lease type that was recognized during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating lease cost	$904	$831	$2,644	$2,492
Variable lease cost	530	644	1,644	1,570
	$1,434	$1,475	$4,288	$4,062

The following table shows the weighted average discount rate and weighted average remaining lease term of the operating leases:

	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023
Weighted-average discount rate	9.7%	9.7%
Weighted-average remaining lease term (years)	10.4	11.5

The cash paid for amounts included in the measurement of our operating lease liabilities for the nine months ended September 30, 2024 and 2023 were $2.8 million and $2.6 million, respectively, recorded in operating cash flows.

The following table summarizes sublease income that was recognized in other income (expense), net during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Sublease rental income	$332	$—	$632	$—
	$332	$—	$632	$—

10. Commitments and Contingencies

Amended and Restated Research, Collaboration and License Arrangement with Penn

In connection with the transfer of the Outlicensed Programs (GM1, Krabbe, and MLD), the Company restructured its research, collaboration and licensing agreement with Penn, as amended, previously the Penn Agreement and now

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

referred to as the Penn License Agreement. Pursuant to the Penn License Agreement, as of July 31, 2024, the Company (i) terminated the funding of discovery research programs; (ii) terminated the research and exploratory research programs; (iii) terminated the remaining eight options it had for future central nervous system, or CNS, indications; (iv) terminated the transaction fee payable to Penn in the event of certain corporate transactions; and (v) retained its current exclusive and non-exclusive licenses to its programs in FTD, GM1, Krabbe and MLD and certain platform technologies resulting from the discovery programs that it funded.

For the Company’s licensed programs in FTD, GM1, Krabbe and MLD, the Penn License Agreement requires that it make payments of up to $16.5 million per product candidate. Each payment will be due upon the achievement of specific development milestone events by such licensed product for a first indication, reduced development milestone payments for the second and third indications and no development milestone payments for subsequent indications. In addition, on a product-by-product basis, the Company is obligated to make up to $55.0 million in sales milestone payments on each licensed product based on annual worldwide net sales of the licensed product in excess of defined thresholds. Pursuant to the Gemma Sublicenses, Gemma is responsible for the payments to Penn related to the Outlicensed Programs.

Upon successful commercialization of a product using the licensed technology, the Company is obligated to pay to Penn, on a licensed product-by-licensed product and country-by-country basis, tiered royalties (subject to customary reductions) in the mid-single digits percentage on annual worldwide net sales of such licensed product. In addition, other than the Gemma Sublicenses, the Company is obligated to pay to Penn a percentage of sublicensing income, ranging from the mid-single digits to low double digits, for sublicenses under the Penn License Agreement. The agreement will expire on a licensed product-by-licensed product and country-by-country basis upon the later of (i) the expiration of the last valid claim of the licensed patent rights that covers the exploitation of such licensed product in such country, and (ii) the expiration of the royalty period. Pursuant to the Gemma Sublicenses, Gemma is responsible for the payments to Penn related to the Outlicensed Programs.

Gemma - Research, Collaboration and License Agreement

In connection with the transfer of the Outlicensed Programs, on July 31, 2024, the Company entered into a research, collaboration and license agreement with Gemma, or the Gemma Collaboration Agreement. Pursuant to the Gemma Collaboration Agreement, (i) Gemma will conduct certain preclinical and IND-enabling work for the Company’s active research program in Huntington’s disease and a currently paused research program in Temporal Lobe Epilepsy, or TLE, which were previously being conducted by Penn under the Penn Agreement and (ii) Gemma will grant the Company options to conduct mutually-agreed research programs in four new CNS indications.

The Gemma Collaboration Agreement requires the Company to make payments of up to (i) $16.5 million per product candidate in the aggregate for Huntington’s disease and any future CNS indications available to the Company under its four options and (ii) $39.0 million per product candidate in the aggregate arising from the research program for TLE. Each payment will be due upon the achievement of specific development milestone events by such licensed product for a first indication, reduced development milestone payments for the second and third indications and no development milestone payments for subsequent indications. In addition, on a product-by-product basis, the Company is obligated to make up to $55.0 million in sales milestone payments on each licensed product based on annual worldwide net sales of the licensed product in excess of defined thresholds.

Upon successful commercialization of a product using the licensed technology, the Company is obligated to pay to Gemma, on a licensed product-by-licensed product and country-by-country basis, tiered royalties (subject to customary reductions) in the mid-single digits percentage on annual worldwide net sales of such licensed product. In addition, the Company is obligated to pay to Gemma a percentage of sublicensing income, ranging from the mid-single digits to low double digits, for sublicenses under the Gemma Collaboration Agreement. The agreement will expire on a licensed product-by-licensed product and country-by-country basis upon the later of (i) the expiration of the last valid claim of the licensed patent rights that covers the exploitation of such licensed product in such country, and (ii) the expiration of the royalty period.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

If the Company was to exercise any of the four options, it would owe Gemma a non-refundable aggregate fee of $1.0 million per product indication, with $0.5 million due upfront and another $0.5 million fee owed upon a further developmental milestone.

The Company has also entered into the Gemma Sublicenses and Transition Services Agreement as described in Note 8.

The Gemma Sublicenses, the Transition Services Agreement, and the Gemma Collaboration Agreement are collectively referred to as the Outlicense Transaction Agreements.

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

The Amended Catalent Agreements eliminate the minimum annual purchase obligation and the obligation to pay an annual fee for use of the Clean Room Suite, thereby eliminating the annual minimum commitment of $10.6 million per year owed to Catalent through November 2025 under the Original Catalent Agreements. In consideration of this, the Company had an obligation to make aggregate payments to Catalent of $6.0 million between June 30, 2023 and May 1, 2024. As of September 30, 2024, the Company has made all payments related to this obligation under the Amended Catalent Agreements.

The Amended Catalent Agreements extend the term of the Original Catalent Agreements until November 6, 2030, and establish a limited exclusive relationship between the Company and Catalent for the manufacture of bulk drug substance and drug product for the Company’s adeno-associated virus delivery therapeutic product candidates for the treatment of frontotemporal dementia, or FTD, and GM1. The limited exclusive relationship under the Amended Catalent Agreements converts to a non-exclusive relationship (i) in the event Catalent fails to meet certain performance standards and (ii) following certain conditional events related to the divestiture by the Company of either FTD or GM1, in which case, if such events occur, the Company would pay Catalent certain fees. The outlicense of GM1 to Gemma under the Outlicense Transaction Agreements, and subsequent business decisions implemented by Gemma in their sole discretion, could be considered an event related to the divesture of GM1 under the Amended Catalent Agreements and require us to make payment of certain fees to Catalent, for which fees are immaterial.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

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

The Company classified the $11.3 million of expenses, which comprises of $6.0 million in aggregate payments due to Catalent and the $5.3 million elimination of the prepaid asset, as general and administrative expense within the statement of operations for the nine months ended September 30, 2023, as both amounts did not directly relate to the future advancement of the Company’s research and development programs.

Litigation

In the normal course of business, the Company from time to time is named as a party to legal claims and actions. The Company records a loss contingency reserve for a legal proceeding when the potential loss is considered probable and can be reasonably estimated. Subsequent to September 30, 2024, the Company received a jury verdict for one outstanding matter and has recorded $1.0 million for loss contingencies as general and administrative expense within the statement of operations for the three and nine months ended September 30, 2024. See “Note 12 –Subsequent Events” for additional information related to the claim.

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

The total number of shares authorized under the Incentive Plan as of September 30, 2024 was 15,848,867. Additionally, 3,635,337 shares previously issued under the 2018 Plan which were forfeited are available for issuance under the Incentive Plan. As of September 30, 2024, 8,258,331 shares were available for future grants under the Incentive Plan. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Incentive Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021 and continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors to determine a lesser number of shares shall be added for such year. As a result, the number of shares reserved for issuance under the Incentive Plan increased by 2,747,206 and 2,730,735 shares in January 2024 and 2023, respectively.

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

The Inducement Plan was approved by the Company’s board of directors in July 2021. The total number of shares authorized under the Inducement Plan as of September 30, 2024 was 2,500,000. Of this amount, 1,416,200 shares were available for future grants as of September 30, 2024. The Inducement Plan provides for the granting of nonqualified

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

stock options and restricted stock awards to employees hired by the Company, as determined by the Company’s board of directors. The Company’s stock options awarded to date under the Inducement Plan vest based on requisite service period and have a term of ten years. The Company’s restricted stock units awarded to date under the Inducement Plan vest based on requisite service period and have a term based on each award agreement.

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded share-based compensation expense in the following expense categories in its accompanying statements of operations for the period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$535	$1,429	$2,078	$4,788
General and administrative	865	1,395	2,495	4,563
	$1,400	$2,824	$4,573	$9,351

The following table summarizes stock option activity for the nine months ended September 30, 2024:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2024	9,290,308	$5.63	8.0
Granted	4,789,046	1.37
Exercised	(31,925)	1.08
Forfeited	(2,035,378)	5.95
Expired	—	—
Outstanding at September 30, 2024	12,012,051	$3.89	7.7
Vested and exercisable at September 30, 2024	5,901,349	$6.27	6.3
Vested or expected to vest at September 30, 2024	12,012,051	$3.89	7.7

The weighted average grant date fair value of options granted was $1.03 and $0.82 for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the total unrecognized compensation expense related to unvested stock option awards was $6.9 million, which the Company expects to recognize over a weighted average period of 2.3 years.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Nine Months Ended September 30,
	2024		2023
Expected volatility	88.4%		92.6%
Risk‑free interest rate	4.2%		3.6%
Expected term	6.0	years	6.0	years
Expected dividend yield	—		—

Restricted Stock Units

The Company issues RSUs to employees that vest over periods of time as determined by the board of directors. Any unvested shares are forfeited upon termination of services. The fair value price of the RSUs is equal to the fair market value of the Company’s common stock on the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period of the RSUs.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

The following table summarizes activity related to RSU awards during the nine months ended September 30, 2024:

		Weighted average
	Number of shares	grant date fair value
Unvested balance at January 1, 2024	927,000	$2.37
Granted	147,500	1.29
Vested	(692,666)	2.36
Forfeited	(51,667)	2.87
Unvested balance at September 30, 2024	330,167	$1.83

As of September 30, 2024, the total unrecognized expense related to all RSUs was $0.2 million, which the Company expects to recognize over a weighted-average period of 0.5 years.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan, or the ESPP, became effective on February 28, 2020. The ESPP authorizes the issuance of up to 1,981,766 shares of the Company’s common stock. Of this amount, 1,379,590 were available for future grants as of September 30, 2024. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years, in an amount equal to one percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors to determine a lesser number of shares shall be added for such year. The board of directors determined the shares authorized for issuance under the ESPP would not be increased in 2024.

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

12. Subsequent Events

The Company is currently a defendant in litigation with a former employee in the Court of Common Pleas of Philadelphia County (Commerce Division), or the Court, relating to a claim of breach of contract and violation of the Pennsylvania Wage Payment and Collection Law, or the Claims. The plaintiff claims that, pursuant to an alleged settlement agreement reached on February 3, 2020, the Company agreed to issue plaintiff 150,000 shares of its common stock and that such shares would not be subject to the reverse stock split implemented by the Company in connection with its initial public offering on February 14, 2020. The plaintiff’s claim is for an amount in the mid-single digit millions of dollars. The Company disagrees with the allegations that there was ever a binding settlement agreement or that any shares would not be subject to the reverse stock split. In October 2023, the Court denied both the Company’s and the plaintiff’s motions for summary judgement and a trial date was set for October 2024. The Company has

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

vigorously defended against these claims. On October 28, 2024, the Court entered a directed verdict in favor of the Company on the Pennsylvania Wage Payment and Collection Claim, and on October 29, the jury found for the plaintiff in the amount of $1.0 million on the breach of contract Claim, which the Company has accrued for and recognized in general and administrative expenses for the three and nine months ended September 30, 2024. The jury verdict is subject to post-trial motions and the Company will consider whether to appeal if its motions are denied and judgment is entered on the verdict.

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

Research Developments

On July 31, 2024, we entered into a series of sublicense agreements with Gemma Biotherapeutics, Inc., or Gemma, a newly formed genetic medicines company co-founded by Dr. James Wilson, who also serves as a consultant to the Company as a Scientific Advisor in connection with the outlicense of PBGM01 for the treatment of GM1 gangliosidosis, or GM1, PBKR03 for the treatment of Krabbe disease, and PBML04 for the treatment of metachromatic leukodystrophy, or MLD, collectively the Outlicensed Programs and such agreements, the Gemma Sublicenses. Pursuant to the Gemma Sublicenses, we will receive (i) initial payments of an aggregate of $10.0 million for licenses and clinical product supply; (ii) up to an additional $10.0 million contingent on the completion by Gemma of certain business milestones; (iii) up to an additional $114.0 million in development and commercial milestone payments; and (iv) single digit royalties as a percentage of annual worldwide net sales in exchange for sublicenses to relevant intellectual property, transfer of regulatory dossiers and transfer of clinical trial materials and product supply related to the Outlicensed Programs. Pursuant to the Gemma Sublicenses, Gemma will also be responsible for all payments due to the Trustees of the University of Pennsylvania, or Penn, under the Penn License Agreement, as further described below, related to the

Outlicensed Programs. We also entered into a transition services agreement with Gemma, or the Transition Services Agreement, pursuant to which, we will provide transitional services at cost to Gemma for a period of up to six months from the effective date, and be entitled to reimbursement for transitional services performed retroactively from March 1, 2024, related to the transfer of the Outlicensed Programs.

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

As a result of the Outlicense Transaction Agreements, we also entered into an Amended and Restated Research, Collaboration and License Arrangement with Penn as of July 31, 2024, or the Penn License Agreement, to (i) terminate our funding of discovery research; (ii) terminate the research and exploratory research programs being conducted by Penn; (iii) terminate the remaining options we had to select new research programs in the CNS field; and (iv) terminate the transaction fee due to Penn as a result of certain corporate transactions.

Prior to the execution of the Outlicense Transaction Agreements, we had a research collaboration with Penn’s, Gene Therapy Program, or GTP, headed by Dr. Wilson. Under this collaboration, we progressed four product candidates sourced from our research collaboration with GTP to the clinical stage of development and had one active preclinical program in Huntington’s disease.

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

We reported biomarker data from four patients in Cohort 1 of our upliFT-D trial in December of 2023, May 2024, and September 2024. Dose 1 of PBFT02 resulted in consistent elevated levels of CSF PGRN with concentrations ranging from 10.7 to 17.3 ng/mL at 30 days post-treatment (n=5), and 21.7 to 27.3 ng/mL at 6 months post-treatment (n=2). CSF PGRN remained elevated at 12 months (n=1), reaching a level of 34.2 ng/mL. The rate of increase was 58% between one month and six months and slowed to 26% between six months and twelve months. These ranges are higher than the range found in healthy adult controls of 3.3 to 8.2 ng/mL (mean=4.8 ng/mL; n=61). In contrast, following PBFT02 treatment, plasma PGRN levels were unaltered, remaining similar to baseline concentrations and below levels found in healthy adult controls.

As of August 2024, Dose 1 of PBFT02 treatment was generally well-tolerated in study participants who received an enhanced immunosuppression regimen (n=4).

We have completed dosing of Cohort 1 (n=5) and have enrolled the first four patients in Cohort 2 (n=5). Based on the robust PGRN expression observed in the initial patients in Cohort 1, we are continuing to study Dose 1 in Cohort 2 of the upliFT-D trial.

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

Active Research Programs

We have one unnamed preclinical research program through the Gemma Collaboration Agreement (which was previously conducted by Penn under the Penn Agreement) and are exploring multiple potential treatment targets for Huntington’s disease.

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

Business Overview

We were incorporated in July 2017 under the laws of the State of Delaware. Since inception, our operations have consisted primarily of conducting preclinical studies, developing licensed technology, conducting clinical trials, and manufacturing clinical supply to support clinical trials. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. Historically, we have funded our operations through the sale of convertible preferred stock and public offerings of common stock. Our net losses were $19.3 million and $27.1 million for the three months ended September 30, 2024 and 2023, respectively, and $52.0 million and $85.3 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $646.5 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $84.8 million. We expect our existing cash, cash equivalents and marketable securities, combined with the remaining initial payments for the licenses and clinical product supply in connection with the Gemma Sublicenses, and expected payments in connection with the Gemma Transition Services Agreement, will enable us to fund our operating expenses and capital expenditure requirements to the end of the second quarter of 2026.

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

Gemma - Research, Collaboration and License Agreement

In connection with the transfer of the Outlicensed Programs, on July 31, 2024, we entered into a research, collaboration and license agreement with Gemma, or the Gemma Collaboration Agreement. Pursuant to the Gemma Collaboration Agreement, (i) Gemma will conduct certain preclinical and IND-enabling work for our active research program in Huntington’s disease and a currently paused research program in TLE, which were previously being conducted by Penn under the Penn Agreement and (ii) Gemma will grant us options to conduct mutually agreed research programs in four new CNS indications.

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

Gemma - Sublicense Agreements and Transition Services Agreement

In connection with the transfer of the Outlicensed Programs to Gemma, we have entered into the Gemma Sublicenses, pursuant to which, we will receive (i) initial payments of an aggregate of $10.0 million for licenses and clinical product supply; (ii) up to an additional $10.0 million contingent on the completion by Gemma of certain business milestones; (iii) up to an additional $114.0 million in development and commercial milestone payments; and (iv) single digit royalties as a percentage of annual worldwide net sales in exchange for sublicenses to relevant intellectual property, transfer of regulatory dossiers and transfer of clinical trial materials and product supply related to the Outlicensed Programs. In addition, Gemma is responsible for all payments to Penn related to the Outlicensed Programs under the Penn License Agreement.

In addition, we entered into a transition services agreement with Gemma pursuant to which (i) we provide transitional services at cost to Gemma for a period of up to six months related to the transfer of the Outlicensed Programs and (ii) Gemma reimburses us for certain costs related to conduct of the Outlicensed Programs incurred since March 1, 2024.

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

The Amended Catalent Agreements eliminate the minimum annual purchase obligation and the obligation to pay an annual fee for use of the Clean Room Suite, thereby eliminating the annual minimum commitment of $10.6 million per year owed to Catalent through November 2025 under the Original Catalent Agreements. In consideration of this, we had an obligation to make aggregate payments to Catalent of $6.0 million between June 30, 2023 and May 1, 2024. As of September 30, 2024, we have made all payments related to this obligation under the Amended Catalent Agreements.

The Amended Catalent Agreements extend the term of the Original Catalent Agreements until November 6, 2030, and establish a limited exclusive relationship between us and Catalent for the manufacture of bulk drug substance and drug product for our adeno-associated virus delivery therapeutic product candidates for the treatment of FTD and GM1. The limited exclusive relationship under the Amended Catalent Agreements converts to a non-exclusive relationship (i) in the event Catalent fails to meet certain performance standards and (ii) following certain conditional events related to the divestiture by us of either FTD or GM1, in which case, if such events occur, we would pay Catalent certain fees. The outlicense of GM1 to Gemma under the Outlicense Transaction Agreements, and subsequent business decisions implemented by Gemma in their sole discretion, could be considered an event related to the divesture of GM1 under the Amended Catalent Agreements and require us to make payment of certain fees to Catalent, which fees are immaterial.

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

We classified the $11.3 million of expenses, which comprises of $6.0 million in aggregate payments due to Catalent and the $5.3 million elimination of the prepaid asset, as general and administrative expense within the statement of operations for the nine months ended September 30, 2023, as both amounts did not directly relate to the future advancement of our research and development programs.

Components of Results of Operations

Research and Development

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. These expenses include:

●	expenses incurred to conduct the necessary preclinical studies and clinical trials required to obtain regulatory approval, including payments to clinical research organizations, or CROs, and payments to GTP and Gemma for preclinical research and development;
●	personnel expenses, including salaries, benefits and share-based compensation expense for employees engaged in research and development functions;

●	expenses incurred under agreements with contract development and manufacturing organizations, or CDMOs, including the cost of acquiring and manufacturing preclinical study and clinical trial materials;
●	expenses and fees paid to consultants who assist with research and development activities; and
●	expenses incurred at and for our lab facilities, including rent, utilities, depreciation, and maintenance.

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

Impairment of Long-Lived Assets

Impairment of long-lived assets consists of non-cash impairment charges recorded to our assets. We review long-lived assets, such as the right of use assets, or ROU assets, or property and equipment, for impairments when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. During the nine months ended September 30, 2024, we recognized impairment expenses related to a construction in progress asset, property and equipment, and ROU assets in connection with our leased laboratory space in Hopewell, New Jersey, or the Hopewell Laboratory Space. The impairment expenses represent the proportional allocation of total impairments recognized for the asset groups subject to impairment testing in connection with the Hopewell Laboratory Space.

Other Income (Expense), Net

Other income (expense), net consists of interest earned on our cash equivalents and marketable securities, amortization of premium and discount on our marketable securities, and income from subleases. Additionally, in the nine months ended September 30, 2023, we recognized other income related to the sale of certain tax credits.

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table sets forth our results of operations for the three months ended September 30, 2024 and 2023:

	Three months ended
	September 30,
(in thousands)	2024	2023	Change
Operating expenses:
Research and development	$8,656	$15,098	$(6,442)
General and administrative	7,251	8,184	(933)
Impairment of long-lived assets	4,795	5,390	(595)
Loss from operations	(20,702)	(28,672)	7,970
Other income (expense), net	1,362	1,562	(200)
Net loss	$(19,340)	$(27,110)	$7,770

Research and Development Expenses

Research and development expenses decreased by $6.4 million to $8.7 million for the three months ended September 30, 2024 from $15.1 million for the three months ended September 30, 2023. The decrease was primarily due to the following:

●	a decrease of $1.8 million in wages and benefits related to severance costs incurred in the three months ended September 30, 2023;
●	a decrease of $1.5 million in clinical operations expenses driven by lower activity in supporting the GM1 and Krabbe programs, partially offset by increased activity for FTD;
●	a decrease of $1.3 million in Penn expenses related to the termination of our discovery research obligation under the Penn Agreement;
●	a decrease of $0.9 million in share-based compensation expense related to reductions in headcount;
●	a decrease of $0.5 million in chemistry, manufacturing and control expenses primarily related to lower external manufacturing expenses, most significantly related to reduced external manufacturing activities for our GM1 program;
●	a decrease of $0.3 million in professional fees; and
●	a decrease of $0.2 million in facility and other expenses.

These decreases were partially offset by:

●	an increase of $0.1 million for pre-clinical studies to evaluate the efficacy of PBFT02 in models of neurodegenerative disorders.

General and Administrative Expenses

General and administrative expenses decreased by $0.9 million to $7.3 million for the three months ended September 30, 2024 from $8.2 million for the three months ended September 30, 2023. The decrease was primarily due to the following:

●	a decrease of $1.2 million in wages and benefits related to severance costs incurred in the three months ended September 30, 2023;
●	a decrease of $0.6 million in share-based compensation expense related to reductions in headcount; and
●	a decrease of $0.1 million in facility and other expenses.

These decreases were partially offset by:

●	an increase of $1.0 million in accruals for litigation matters.

Impairment of Long-Lived Assets

During the three months ended September 30, 2024, we recorded $4.8 million of impairment expense related to the Hopewell Laboratory Space. The impairment charges consisted of $2.5 million and $2.3 million recorded to the ROU assets and property and equipment, net, respectively.

During the three months ended September 30, 2023, we recorded $5.4 million of impairment expense in connection with Sublease Agreement A and Sublease Agreement B. The impairment charges consisted of $2.2 million and $3.2 million recorded to the ROU assets and property and equipment, net, respectively.

Other Income (Expense), Net

Other income (expense), net decreased by $0.2 million to $1.4 million for the three months ended September 30, 2024 from $1.6 million for the three months ended September 30, 2023. The decrease was primarily due to the following:

●	a decrease of $0.5 million attributable to interest income and the amortization of premium and discount on our marketable securities.

The decrease was partially offset by:

●	an increase of $0.3 million attributable to income from subleases.

Comparison of the nine months ended September 30, 2024 and 2023

The following table sets forth our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine months ended
	September 30,
(in thousands)	2024	2023	Change
Operating expenses:
Research and development	$30,621	$49,258	$(18,637)
General and administrative	20,276	35,295	(15,019)
Impairment of long-lived assets	5,233	5,390	(157)
Loss from operations	(56,130)	(89,943)	33,813
Other income (expense), net	4,088	4,639	(551)
Net loss	$(52,042)	$(85,304)	$33,262

Research and Development Expenses

Research and development expenses decreased by $18.7 million to $30.6 million for the nine months ended September 30, 2024 from $49.3 million for the nine months ended September 30, 2023. The decrease was primarily due to the following:

●	a decrease of $4.4 million in wages and benefits related to reductions in headcount;
●	a decrease of $4.1 million in Penn expenses related to the pausing of certain programs in our preclinical portfolio, reduction of post-IND support for our clinical stage programs, and termination of our discovery research obligation under the Penn Agreement;
●	a decrease of $4.0 million in clinical operations expenses driven by lower activity in supporting the GM1 and Krabbe programs, partially offset by increased activity for FTD;
●	a decrease of $2.7 million in share-based compensation expense related to reductions in headcount;
●	a decrease of $2.1 million in chemistry, manufacturing and control expenses primarily related to lower external manufacturing expenses, most significantly related to (i) reduced external manufacturing activities for our GM1 program and (ii) reduced expenses for Clean Room Suite fees related to the Amended Catalent Agreements;
●	a decrease of $1.1 million in professional fees; and
●	a decrease of $0.6 million in facility and other expenses.

These decreases were partially offset by:

●	an increase of $0.3 million for pre-clinical studies to evaluate the efficacy of PBFT02 in models of neurodegenerative disorders.

General and Administrative Expenses

General and administrative expenses decreased by $15.0 million to $20.3 million for the nine months ended September 30, 2024 from $35.3 million for the nine months ended September 30, 2023. The decrease was primarily due to the following:

●	a decrease of $11.3 million related to expenses incurred in conjunction with the Amended Catalent Agreements during the nine months ended September 30, 2023;
●	a decrease of $2.8 million in wages and benefits related to reductions in headcount;
●	a decrease of $2.1 million in share-based compensation expense related to reductions in headcount; and
●	a decrease of $0.5 million in facility and other expenses.

These decreases were partially offset by:

●	an increase of $1.0 million in accruals for litigation matters, and
●	an increase of $0.7 million for professional services and consulting.

Impairment of Long-Lived Assets

During the nine months ended September 30, 2024, we recorded $5.2 million of impairment expense primarily consisting of $2.5 million and $2.3 million recorded to the ROU assets and property and equipment, net, respectively, related to the Hopewell Laboratory Space. In addition, we recorded $0.4 million of impairment expenses related to property and equipment for a construction in progress asset we no longer plan to deploy.

During the nine months ended September 30, 2023, we recorded $5.4 million of impairment expense in connection with Sublease Agreement A and Sublease Agreement B. The impairment charges consisted of $2.2 million and $3.2 million recorded to the ROU assets and property and equipment, net, respectively.

Other Income (Expense), Net

Other income (expense), net decreased by $0.5 million to $4.1 million for the nine months ended September 30, 2024 from $4.6 million for the nine months ended September 30, 2023. The decrease was primarily due to the following:

●	a decrease of $0.6 million attributable to interest income and the amortization of premium and discount on our marketable securities; and
●	a decrease of $0.5 million attributable to the sale of certain tax credits during the nine months ended September 30, 2023.

These decreases were partially offset by:

●	an increase of $0.6 million attributable to income from subleases.

Liquidity and Capital Resources

Overview

As of September 30, 2024, we had $84.8 million in cash, cash equivalents and marketable securities and had an accumulated deficit of $646.5 million. We expect our existing cash, cash equivalents and marketable securities, combined with the remaining initial payments for the licenses and clinical product supply in connection with the Gemma Sublicenses and expected payments in connection with the Transition Services Agreement, will enable us to fund our operating expenses and capital expenditure requirements to the end of the second quarter of 2026.

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

On March 5, 2021, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, relating to the applicable terms of at-the-market equity offerings, or the ATM Facility, pursuant to which we may, but are not obligated to, offer and sell, from time to time, shares of our common stock with an aggregate offering price up to $125.0 million through Cowen, as sales agent in the ATM Facility. We issued 6,000,000 shares of common stock under the ATM Facility, resulting in net proceeds of $8.7 million, after deducting offering costs of $0.3 million in March 2024. We are limited to $50.0 million in our capacity to offer and sell shares of our common stock under this sales agreement pursuant to our shelf registration statement on Form S-3, filed on March 4, 2024. As of September 30, 2024, $50.0 million of capacity remains available to be sold under the ATM Facility.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine months ended
	September 30,
(in thousands)	2024	2023
Cash provided by (used in) operating activities	$(39,512)	$(58,748)
Cash provided by (used in) investing activities	41,268	57,637
Cash provided by (used in) financing activities	8,827	89
Net increase (decrease) in cash and cash equivalents	$10,583	$(1,022)

Net Cash Provided by (Used in) Operating Activities

During the nine months ended September 30, 2024, we used $39.5 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $52.0 million, partially offset by a net decrease in our operating assets of $1.5 million, and net non-cash charges of $11.0 million related to depreciation, amortization, share-based compensation, amortization of premium and discount, net, and impairment of long-lived assets. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Net Cash Provided by (Used in) Investing Activities

During the nine months ended September 30, 2024, we purchased $72.6 million in marketable securities, and had sales and maturities of $113.9 million in marketable securities. Purchases of property and equipment were de minimus for the nine months ended September 30, 2024.

During the nine months ended September 30, 2023, we purchased $101.6 million in marketable securities, and had sales and maturities of $159.4 million in marketable securities. Purchases of property and equipment were $0.1 million for the nine months ended September 30, 2023.

Net Cash Provided by (Used in) Financing Activities

During the nine months ended September 30, 2024, we received $8.7 million in net proceeds from the issuance of common stock under the ATM Facility. We received gross proceeds of $9.0 million, net of offering costs of $0.3 million. We received $0.1 million in proceeds from the issuance of common stock under the ESPP and exercises of employee stock options.

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

We lease approximately 62,000 square feet of laboratory space in Hopewell, New Jersey, or the Laboratory Lease Agreement. The lease will expire in March 2036. The aggregate estimated rent payments due over the initial term of the lease is approximately $40.3 million, with rent payments that began in 2021. Our sublease agreement does not relieve us from our primary obligations under the Laboratory Lease Agreement, however, we do expect cash inflows from the agreement to partially offset our future obligations for the duration of the sublease agreement.

Under the exclusive relationship under the Amended Catalent Agreements, following certain conditional events related to the divestiture by us of either FTD or GM1, we would pay Catalent certain fees. The outlicense of GM1 to Gemma under the Outlicense Transaction Agreements, and subsequent business decisions implemented by Gemma in their sole discretion, could be considered an event related to the divesture of GM1 under the Amended Catalent Agreements and require us to make payment of certain fees to Catalent, which fees are immaterial.

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

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2023 Annual Report filed on Form 10-K, except for those described below.

License and Other Revenue

We may enter into license agreements and transition services agreements under which we may license rights to research, develop, manufacture, and commercialize our product candidates to third parties, and provide transition services for such licenses. Payments under these arrangements may include non-refundable, upfront fees, reimbursement of certain costs, payments upon the achievement of certain milestones, and royalties on product sales.

We apply ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, when all of the following criteria are met, to determine a valid contract exists: (i) the parties have approved the contract and are committed to perform their respective obligations; (ii) we can identify each party’s rights regarding the goods or services to be transferred; (iii) we can identify the payment terms for the goods or services to be transferred; (iv) the contract has commercial substance; and (v) we will collect substantially all of the consideration to which we will be entitled in exchange for the goods or services that will be transferred to the customer. Once it is determined that a valid contract exists, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including consideration of the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations on a relative stand-alone selling price basis; and (v) recognition of revenue when (or as) we satisfy each performance obligation. As part of the accounting for these arrangements, we must use our judgment to determine the number of performance obligations, the transaction price, the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price, the contract term and pattern of satisfaction of the performance obligations. We use judgment to determine whether milestones or other variable consideration, except for certain sales-based milestone payments and royalties, should be included in the transaction price as described further below.

At the inception of each arrangement that includes milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method set forth in ASC 606. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee, such as those subject to regulatory approvals, are not considered probable of being achieved until those approvals are received. We evaluate factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, we reevaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the statements of operations in the period of adjustment.

For customer contracts in the scope of ASC 606, amounts due to us are recorded as accounts receivable on our balance sheet when our right to consideration is unconditional. Amounts received prior to satisfying the related performance obligations are classified on our balance sheet as current deferred revenue if expected to be recognized as revenue within 12 months following the balance sheet date and as deferred revenue, net of current portion, if amounts are not expected to be recognized as revenue within the 12 months following the balance sheet date. We do not evaluate a contract for a significant financing component if payment is expected within one year or less from the transfer of promised items to the customer.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business.

We are currently a defendant in litigation with a former employee in the Court of Common Pleas of Philadelphia County (Commerce Division), or the Court, relating to a claim of breach of contract and violation of the Pennsylvania Wage Payment and Collection Law, or the Claim. The plaintiff claims that, pursuant to an alleged settlement agreement reached on February 3, 2020, we agreed to issue plaintiff 150,000 shares of its common stock and that such shares would not be subject to the reverse stock split implemented by us in connection with our initial public offering on February 14, 2020. The plaintiff’s claim is for an amount in the mid-single digit millions of dollars. We disagree with the allegations that there was ever a binding settlement agreement or that any shares would not be subject to the reverse stock split. In October 2023, the Court denied both our and the plaintiff’s motions for summary judgement and a trial date was set for October 2024. We have vigorously defended against these claims. On October 28, 2024, the Court entered a directed verdict in favor of the Company on the Pennsylvania Wage Payment and Collection Claim, and on October 29, the jury found for the plaintiff in the amount of $1.0 million on the breach of contract Claim, which we have accrued for and recognized in general and administrative expenses for the three and nine months ended September 30, 2024. The jury verdict is subject to post-trial motions and we will consider whether to appeal if our motions are denied and judgment is entered on the verdict.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those immediately following this summary. Some of these risks are:

●	We are a clinical stage genetic medicines company with a history of operating losses, and we may not achieve or sustain profitability. We anticipate that we will continue to incur losses for the foreseeable future. Our limited operating history may make it difficult for you to evaluate our success to date and to assess our future viability;

●	We will need to raise additional funding before we can expect to become profitable from any potential future sales of our products;

●	PBFT02 is currently our sole clinical stage product candidate and we may not be able to successfully develop and commercialize PBFT02;

●	We are early in our development efforts. Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them;

●	Certain disorders we seek to treat have low incidence and prevalence and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue if approved;

●	Preclinical and clinical development involve lengthy and expensive processes with uncertain outcomes. We may incur additional expenses or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates;

●	Gene therapy is a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval;

●	Our product candidates may cause undesirable and unforeseen side effects, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences;

●	We currently rely on our collaboration with Gemma for many aspects of our preclinical research and development programs, including for discovering, preclinically developing and conducting IND-enabling studies for our preclinical product candidates and our near-term future pipeline of product candidates;

●	Gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in our development or commercialization programs or otherwise harm our business;

●	We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies or technologies that are more advanced or effective than ours;

●	We currently rely and expect to continue to rely on third-party manufacturers to produce clinical supply of our product candidates;

●	Even if we are able to obtain regulatory approval for and commercialize our product candidates, our products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business;

●	The price of our common stock does not meet the requirements for continued listing on The Nasdaq Global Select Market. If we fail to regain compliance with the minimum listing requirements, our common stock will be subject to delisting; and

●	If we are unable to obtain and maintain patent protection or other necessary rights for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or our rights under licensed patents is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

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

We are a clinical stage genetic medicines company with a limited operating history on which to base your investment decision. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to staffing our company, business planning, raising capital, entering into collaboration and vendor agreements for conducting preclinical research and clinical development activities for our product candidates, and performing clinical development activities and manufacturing clinical supply. All of our product candidates are in the clinical development stage, have been outlicensed to a third party, or are in the preclinical or discovery stage. We have no products approved for commercial sale and have not generated any revenue from commercial product sales, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. We have generally funded our operations to date through proceeds from sales of our convertible preferred stock, and public offerings, and do not expect to receive revenue from commercial product sales, for many years, if ever.

We have incurred net losses since our inception in 2017. We incurred net losses of $52.0 million and $85.3 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $646.5 million. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs, acquiring the rights to our product candidates, and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our operations have consumed significant amounts of cash since inception. As of September 30, 2024, our cash, cash equivalents and marketable securities were $84.8 million. We expect that our existing cash, cash equivalents and marketable securities, combined with the remaining initial payments from the Gemma Sublicenses and expected payments in connection with the Transition Services Agreement, will enable us to fund our operating expenses and capital expenditure requirements to the end of the second quarter of 2026. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

Accordingly, we will need to continue to rely on additional financing to achieve our business objectives, which may not be available to us on acceptable terms, or at all. For example, we are party to the Sales Agreement with Cowen relating to the sale and issuance, from time to time, shares of our common stock in at-the-market equity offerings with an aggregate offering price up to $125.0 million, or the ATM Facility. $9.0 million of shares of our common stock have been sold under the ATM Facility as of September 30, 2024.

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

We, or our collaborators, may experience delays in initiating or completing clinical trials. We, or our collaborators, also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our clinical product candidates or any future product candidates, including:

●	regulators, such as the FDA, may place our clinical trials on clinical hold;
●	institutional review boards, or IRBs, the FDA or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	delays in reaching, or failure to reach, agreement on acceptable terms with prospective trial sites and prospective CROs the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trial sites deviating from trial protocol or dropping out of a trial;
●	novel therapies, such as gene therapies with less well-characterized safety profiles, may require slower or more staggered early clinical trial enrollment to adequately assess safety data;
●	clinical trials of any product candidates may fail to show safety or efficacy, produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
●	the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or subjects may drop out of these clinical trials or fail to return for post-treatment follow up at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	we may elect to, or regulators, IRBs, or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our trials are being exposed to unacceptable health risks;

●	expenses of clinical trials of any of our product candidates may be greater than we anticipate;
●	the quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be inadequate to initiate or complete a given clinical trial;
●	our inability to manufacture sufficient quantities of our product candidates for use in clinical trials;
●	reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates;
●	our failure to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidate as well as data emerging from other molecules in the same class as our product candidate; and
●	the FDA or ex-U.S. regulatory agencies may require us to submit additional data such as long-term toxicology studies or impose other requirements before permitting us to initiate a clinical trial.

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

For example, Patient 1 in our upliFT-D trial, who received a low level of immunosuppression (60 mg oral prednisone daily for 60 days) experienced two serious adverse events that were both asymptomatic and likely consistent with an immune response. Subsequently, we amended the protocol to increase the steroid regimen. Additional possible adverse side effects could occur that may substantially limit the effectiveness of the treatment. For example, in previous third-party clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a T-cell immune response, whereby after the vector is within the target cells, the cellular immune response system triggers the removal of transduced cells by activated T-cells. Other recent clinical trials involving high doses of AAV vectors have also resulted in liver damage and death. Further, following administration of any AAV vector, patients are likely to develop neutralizing antibodies specific to the vector administered. Other preclinical studies have suggested that high dosages of AAV administration may result in toxicity due to degeneration of the dorsal root ganglia. Preliminary results of our NHP toxicology studies for our PBFT02 product candidate have demonstrated trigeminal ganglia and dorsal root ganglia toxicity. Based on these results, and if our vectors demonstrate a similar effect in other programs, we may decide or be required to perform additional preclinical studies or to halt or delay further clinical development of our product candidates.

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

There have been several significant adverse side effects reported in genetic medicine treatments in the past. For example, in 1999, there was public backlash against gene therapy following the death of a clinical trial subject in a gene therapy clinical trial that utilized an adenovirus vector. It was later discovered that adenoviruses could generate an extreme immune system reaction that can be life threatening. Dr. Wilson, who also serves as a consultant to the Company as a Scientific Advisor, was a co-investigator of the 1999 trial while he was Director of the Institute for Human Gene Therapy of Penn. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy by us or our competitors, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception and potential regulatory delays in the clinical testing or approval of our product candidates.

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

In addition, three decisions from the U.S. Supreme Court in July 2024 may lead to an increase in litigation against regulatory agencies that could create uncertainty and thus negatively impact our business. The first decision overturned established precedent that required courts to defer to regulatory agencies’ interpretations of ambiguous statutory language. The second decision overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. The third decision extended the statute of limitations within which entities may challenge agency actions. These cases may result in increased litigation by industry against regulatory agencies and impact how such agencies choose to pursue enforcement and compliance actions. However, the specific, lasting effects of these decisions, which may vary within different judicial districts and circuits, is unknown. We also cannot predict the extent to which FDA and SEC regulations, policies, and decisions may become subject to increasing legal challenges, delays, and changes.

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

Regulatory requirements in the United States and abroad governing gene therapy products have changed frequently and may continue to change in the future. In addition to the FDA, the Institutional Biosafety Committee and IRB of each institution at which we conduct our planned clinical trials, would need to review the proposed clinical trial to assess the safety of the trial. Within the FDA, the Office of Therapeutic Products, within the Center for Biologics Evaluation and Research, or CBER, consolidates the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee advises CBER on its review. Adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates.

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

Risks Related to Our Reliance on Third Parties

We currently rely on our collaboration with Gemma for many aspects of our preclinical research and development programs, including for discovering, preclinically developing and conducting IND-enabling studies for our preclinical product candidates and our near-term future pipeline of product candidates. Failure or delay of Gemma to fulfill all or part of its obligations to us under the agreement, a breakdown in collaboration between the parties or a complete or partial loss of this relationship could materially harm our business.

As part of the Outlicense Transaction Agreements, we entered into the Gemma Collaboration Agreement with Gemma to discover and develop certain AAV vector-based therapeutics, and the products developed under such collaboration currently represent all of our product pipeline and research programs. We currently rely on Gemma for preclinical research and development capabilities for new product candidates. Pursuant to the Gemma Collaboration Agreement, Gemma is responsible for discovery, preclinical development activities, including IND-enabling non-clinical studies and research grade manufacturing and other collaborative activities set forth in the plan for the funded research. Either party has the right in certain circumstances to terminate the collaboration pursuant to the terms of the Gemma Collaboration Agreement. If Gemma delays or fails to perform its obligations under the Gemma Collaboration Agreement, disagrees with our interpretation of the terms of the collaboration or our discovery plan or terminates our existing agreement, our future pipeline of product candidates could be significantly adversely affected and our prospects will be materially harmed.

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

Further, under the Penn License Agreement and the Gemma Collaboration Agreement, Gemma and Penn are primarily responsible for prosecuting and maintaining our licensed intellectual property, and either of them may fail to properly prosecute, maintain or defend such intellectual property. In such event, if we are unable to otherwise maintain or defend such intellectual property, we could face the potential invalidation of the intellectual property or be subjected to litigation or arbitration, any of which would be time-consuming and expensive. To enforce the licensed intellectual property rights under the Penn License Agreement or the Gemma Collaboration Agreement, we will need to coordinate with Penn and Gemma, respectively, which could slow down or hamper our ability to enforce our licensed intellectual property rights. In such an event, we could face increased competition that could materially and adversely affect our business.

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

We have outlicensed our lysosomal pediatric products to Gemma, a genetic medicines company, and we may in the future enter into collaborations with other third parties for the discovery, development and commercialization of our product candidates. If any of our current or future collaborators cease development efforts under our collaboration agreements, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products and we may never receive milestone payments or future royalties under these agreements.

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

Even if our third-party manufacturers comply with applicable regulatory requirements, we cannot assure that they will be able to successfully manufacture additional product candidates at a larger scale in a timely or economical manner, or at all. If they are unable to successfully increase our manufacturing scale or capacity, the development, testing, and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

The raw materials required in our third-party vendors’ manufacturing processes are derived from biological sources. We cannot assure that our third-party vendors have or will be able to obtain on commercially reasonable terms, or at all, sufficient rights to these materials derived from biological sources. Such raw materials are difficult to procure and may also be subject to contamination or recall. A material shortage, contamination, recall, or restriction on the use of biologically derived substances in the manufacture of our product candidates could adversely impact or disrupt the clinical and commercial manufacturing of our product candidates, which could materially and adversely affect our operating results and development timelines.

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

For the treatment of FTD, there are no approved disease-modifying therapies. We consider our most direct competitors with respect to PBFT02 for the treatment of FTD-GRN to be Prevail Therapeutics Inc. (part of Eli Lilly & Co), which is conducting a Phase 1/2 clinical trial for a gene therapy treatment for FTD-GRN and AviadoBio Ltd, which began enrolling their Phase 1/2 gene therapy trial in patients with FTD-GRN in the second half of 2023. AviadoBio Ltd entered into an exclusive option and licensing agreement with Astellas in October 2024. Alector, Inc. (partnered with GSK plc) is conducting a Phase 3 clinical trial with a humanized anti-human sortilin monoclonal antibody for FTD-GRN. Additional companies, including Kyowa Kirin Co., Ltd. and QurAlis Corporation, are conducting preclinical research using genetic medicine approaches to treat patients with FTD-GRN. Denali Therapeutics Inc. in partnership with Takeda Pharmaceutical Company Limited, is conducting a Phase 1/2 clinical trial for their recombinant progranulin protein. Vesper Bio ApS began Phase 1 enrollment for a small molecule sortilin antagonist program targeting FTD-GRN in the fourth quarter of 2023. We are also aware of other therapeutic approaches in preclinical development that may target FTD-GRN patients including the Arkuda Therapeutics small molecule progranulin enhancer program which entered an exclusive option and asset purchase agreement with Johnson & Johnson Innovative Medicine in the first quarter 2024. With respect to PBFT02 for the treatment of FTD-C9orf72, our clinical stage competitors are Transposon Therapeutics, Inc., which is conducting a Phase 2 trial with a small molecule autophagy modulator for FTD-C9orf72, and Alector, Inc. (partnered with GSK plc) which conducted a Phase 2 clinical trial for latozinemab in FTD-C9orf72. There are other approaches in preclinical development for the treatment of FTD-C9orf72. In addition to the GRN and C9orf72 targeted therapies, there are four clinical stage programs for FTD targeting the TDP-43 pathway.

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

With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements when needed on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval, or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain.

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

Our clinical product candidates currently target indications with small patient populations. In order for products that are designed to treat smaller patient populations to be commercially viable, the reimbursement for such products must be higher, on a relative basis, to account for the lack of volume. Accordingly, we (including our sublicensees) will need to implement a coverage and reimbursement strategy for any approved product candidate that accounts for the smaller potential market size. If we are unable to establish or sustain coverage and adequate reimbursement for any future product candidates from third-party payors, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved.

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

Recently, several healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which allows, among other things, the U.S. Department of Health and Human Services, or HHS, to negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source biologics that have been approved for at least 11 years (seven years for single-source drugs) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products begin in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations, and by October 1, 2023, each manufacturer of the selected drugs signed a manufacturer agreement to participate in the negotiations. HHS announced the negotiated maximum fair prices by August 2024, and these price caps, which cannot exceed the statutory ceiling price, will come into effect on January 1, 2026. A drug or biological product that has an Orphan Drug Designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and establishing a new manufacturer discount program, which requires manufacturers that want their drugs to be covered by Medicare Part D to provide statutorily defined discounts to Part D enrollees. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, some significant, including civil monetary penalties. These provisions are taking effect progressively starting in 2023, although they may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits. Thus, it is unclear how the IRA will be implemented but it will likely have a significant impact on the pharmaceutical industry and the pricing of our products and product candidates. The adoption of restrictive price controls in new jurisdictions, more restrictive controls in existing jurisdictions or the failure to obtain or maintain timely or adequate pricing could also adversely impact revenue. We expect pricing pressures will continue globally.

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

We are highly dependent on the research and development, clinical and business development expertise of our management, scientific and clinical team. We also benefit from the research expertise of Dr. Wilson. In his capacity as a Scientific Advisor, Dr. Wilson is not involved in day-to-day operations and does not have the ability to control or significantly influence the management or operating policies of the Company. Although we have entered into a consulting agreement with Dr. Wilson, he may terminate his relationship with us at any time. Although we have entered into employment letter agreements or employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and manufacturing strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

●	results of preclinical studies or clinical trials of our product candidates or those of our competitors;
●	unanticipated or serious safety concerns related to the use of any of our product candidates;

●	adverse regulatory decisions, including failure to receive regulatory approval for any of our product candidates;
●	the success of competitive drugs or technologies;
●	regulatory or legal developments in the United States and other countries applicable to our product candidates;
●	the size and growth of our prospective patient populations;
●	developments concerning our collaborators, our external manufacturers or in-house manufacturing capabilities;
●	inability to obtain adequate product supply for any product candidate for preclinical studies, clinical trials or future commercial sale or inability to do so at acceptable prices;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or drugs;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts or publications of research reports about us or our industry;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the biotechnology sector;
●	our cash position or the announcement or expectation of additional financing efforts;
●	health pandemics could adversely impact our business, including our clinical trials and clinical trial operations;
●	general economic, industry and market conditions, including changes in interest rates, market volatility, a potential federal government shutdown and inflation;
●	general economic uncertainty and capital markets disruptions, which has been substantially impacted by geopolitical instability due to the ongoing military conflicts around the world; and
●	other factors, including those described in this “Risk Factors” section, many of which are beyond our control.

Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of September 30, 2024, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned shares representing a substantial portion of our capital stock.

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

The continued listing standards of The Nasdaq Global Select Market, require, among other things, that the minimum bid price of a listed company’s stock be at or above $1.00. On August 1, 2024, the Company received notice from the Listing Qualifications staff of the Nasdaq Stock Market, LLC, that, because the closing bid price for the Company’s common stock had fallen below $1.00 per share for 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days, or until January 28, 2025, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to January 28, 2025.

If the Company does not regain compliance by January 28, 2025, the Company may be eligible for an additional 180 calendar-day grace period if it applies to transfer the listing of its common stock to the Nasdaq Capital Market. To qualify, the Company is required to meet the continued listing requirements for the market value of its publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except the minimum bid price requirement, and provide written notice of its intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary.

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

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period to comply with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will not be subject to the same adoption timelines for new or revised accounting standards as other public companies that are not emerging growth companies.

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not have any control over the analysts, or the content and opinions included in their reports. If one or more of the analysts covering our business downgrades their evaluations of our stock, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

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

In addition, while the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis, taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The use of standard contractual clauses for the transfer of personal data specifically to the United States remains under review by a number of European data protection supervisory authorities, along with those of some other EU member states. German and Irish supervisory authorities have indicated, and enforced in recent rulings, that the standard contractual clauses alone provide inadequate protection for EU-U.S. data transfers. Further, on June 4, 2021 the European Commission finalized new versions of the Standard Contractual Clauses, with the Implementing Decision now in effect as of June 27, 2021. To comply with the Implementing Decision and the new Standard Contractual Clauses, we may need to implement additional safeguards to further enhance the security of data transferred out of the EEA, conduct data transfer impact assessments, and review existing agreements which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. The new standard contractual clauses apply only to the transfer of data outside of the EEA and/or Switzerland and not the United Kingdom, though the U.K.’s Information Commissioner’s Officer launched a public consultation on its draft international data transfer agreement in August 2021, and subsequently issued a new international data transfer agreement and addendum which we are required to use under Article 46 of the U.K.GDPR when making restricted data transfers outside of the U.K.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2024, none of our directors or officers, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of a “Rule 10b5-1 trading agreement” or “non-Rule 10b-51 trading agreement,” as those terms are defined in Regulations S-K, Item 408.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith

10.1†˄	Exclusive License Agreement (PBGM01), dated July 31, 2024, by and between the Registrant and Gemma Biotherapeutics, Inc.				X

10.2†˄	Exclusive License Agreement (PBKR03), dated July 31, 2024, by and between the Registrant and Gemma Biotherapeutics, Inc.				X

10.3†˄	Exclusive License Agreement (PBML04), dated July 31, 2024, by and between the Registrant and Gemma Biotherapeutics, Inc.				X

10.4†˄	Transition Services Agreement, dated July 31, 2024, by and between the Registrant and Gemma Biotherapeutics, Inc.				X

10.5†˄	Research, Collaboration & License Agreement, dated July 31, 2024, by and between the Registrant and Gemma Biotherapeutics, Inc.				X

10.6†˄	Second Amended and Restated Research, Collaboration & License Agreement, dated July 31, 2024, by and between the Registrant and the Trustees of the University of Pennsylvania				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension	X
Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

add

†	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.
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

PASSAGE BIO, INC.

Date: November 13, 2024	By:	/s/ William Chou, M.D.
William Chou, M.D.
President and Chief Executive Officer

Date: November 13, 2024	By:	/s/ Kathleen Borthwick
Kathleen Borthwick
Chief Financial Officer