Form 10-K
period 2024-12-31
Passage BIO, Inc.
filed 2025-03-04
CIK 1787297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission File Number 001-39231

PASSAGE BIO, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-2729751
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Commerce Square
2005 Market Street, 39th Floor
Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

(267) 866-0311

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	PASG	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

The aggregate market value of the common equity held by non-affiliates of the Registrant on June 28, 2024 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price of $0.79 of the Registrant’s common stock as reported on The Nasdaq Global Select Market, was approximately $48.9 million.

The number of shares of the registrant’s common stock outstanding as of February 27, 2025, was 62,148,274.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2025 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the end of the Registrant’s 2024 fiscal year and is incorporated by reference into Part III of this Report.

Passage Bio, Inc.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “forecast,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Annual Report, including without limitation statements regarding our plans to develop and commercialize our product candidates, the timing and results of our ongoing or planned preclinical studies and clinical trials, risks associated with clinical trials, including our ability to adequately manage clinical activities, unexpected concerns that may arise from additional data or analysis obtained during clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the clinical utility of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the willingness of healthcare professionals to use our product candidates, the timing, or amount, of receipt of any potential future milestone and royalty payments, the sufficiency of our cash and cash equivalents, general economic, industry and market conditions, including fluctuating interest, inflation, and tariff rates, a potential federal government shutdown, instability in the global banking system, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those set forth in the section titled “Risk Factors” under Item 1A. Some of these risks are:

●	We are a clinical stage genetic medicines company with a history of operating losses, and we may not achieve or sustain profitability. We anticipate that we will continue to incur losses for the foreseeable future. Our limited operating history may make it difficult for you to evaluate our success to date and to assess our future viability;
●	We will need to raise additional funding before we can expect to become profitable from any potential future sales of our products;
●	PBFT02 is currently our sole clinical stage product candidate and we may not be able to successfully develop and commercialize PBFT02;
●	We are early in our development efforts. Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them;
●	Certain disorders we seek to treat have low incidence and prevalence and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue if approved;
●	Preclinical and clinical development involve lengthy and expensive processes with uncertain outcomes. We may incur additional expenses or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates;
●	Gene therapy is a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval;
●	Our product candidates may cause undesirable and unforeseen side effects, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences;
●	Gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in our development or commercialization programs or otherwise harm our business;
●	We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies or technologies that are more advanced or effective than ours;
●	We currently rely and expect to continue to rely on third-party manufacturers to produce clinical supply of our product candidates;
●	Even if we are able to obtain regulatory approval for and commercialize our product candidates, our products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business;
●	The price of our common stock does not meet the requirements for continued listing on The Nasdaq Capital Market. If we fail to regain compliance with the minimum listing requirements, our common stock will be subject to delisting; and

●	If we are unable to obtain and maintain patent protection or other necessary rights for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or our rights under licensed patents is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

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

Our lead clinical product candidate, PBFT02, seeks to elevate progranulin levels to enhance lysosomal function and slow disease progression across a variety of neurodegenerative diseases. PBFT02 is a gene replacement therapy that utilizes an adeno-associated virus serotype 1, or AAV1, capsid to deliver a functional granulin gene, or GRN, encoding progranulin, or PGRN, to the brain via intra cisterna magna, or ICM, administration. The lead indication for PBFT02 is frontotemporal dementia, or FTD, caused by progranulin deficiency, or FTD-GRN. We believe this clinical product candidate has the potential to provide patients with significantly improved outcomes given the rigorous capsid and transgene selection process, and our chosen route of ICM administration, which provides the potential for enhanced benefits due to widespread vector delivery to the brain and spinal cord and an improved safety profile compared with systemic administration due to the lower doses required.

We are currently studying PBFT02 in FTD-GRN, for which there are currently no approved disease-modifying therapies. In addition to the continued clinical development of PBFT02 to treat FTD-GRN, we intend to pursue PBFT02 in additional adult neurodegenerative diseases where we believe increasing PGRN levels could provide benefit. Third-party preclinical studies have shown that increased PGRN levels reduce the pathologic accumulation of TAR DNA binding protein 43, or TDP-43. TDP-43 pathology is a hallmark of multiple neurodegenerative conditions, including FTD due to mutations in the C9orf72 gene, or FTD-C9orf72, approximately 95% of sporadic amyotrophic lateral sclerosis, or ALS, and approximately 50% of sporadic FTD. Additionally, we believe restoration of PGRN has the potential to modulate Alzheimer’s disease, or AD, in patients who are carriers of the PGRN-lowering GRN rs5848 single nucleotide polymorphism, or SNP. Individuals with this polymorphism have reduced PGRN levels and are at an increased risk for AD. We have received positive regulatory feedback on the clinical pathway to treating FTD-C9orf72 patients and ALS patients with PBFT02. We are proceeding with clinical development of PBFT02 in FTD-C9orf72 patients and plan to initiate dosing in the first half of 2025.

On July 31, 2024, we entered into a series of sublicense agreements with Gemma Biotherapeutics, Inc., or Gemma, a newly formed genetic medicines company co-founded by Dr. James Wilson in connection with the outlicensing of PBGM01 for the treatment of GM1 gangliosidosis, or GM1, PBKR03 for the treatment of Krabbe disease, and PBML04 for the treatment of metachromatic leukodystrophy, or MLD, collectively the Outlicensed Programs, and such agreements, the Gemma Sublicenses. Pursuant to the Gemma Sublicenses, we will receive (i) initial payments of an aggregate of $10.0 million for licenses and clinical product supply; (ii) up to an additional $10.0 million contingent on the completion by Gemma of certain business milestones; (iii) up to an additional $114.0 million in development and commercial milestone payments; and (iv) single digit royalties as a percentage of annual worldwide net sales in exchange for sublicenses to relevant intellectual property, transfer of regulatory dossiers and transfer of clinical trial materials and product supply related to the Outlicensed Programs. Pursuant to the Gemma Sublicenses, Gemma will also be responsible for all payments due to the Trustees of the University of Pennsylvania, or Penn, under the Penn License Agreement, as further described below, related to the Outlicensed Programs. We also entered into a transition services agreement with Gemma, or the Transition Services Agreement, as amended by the First Amendment to the Transition Services Agreement, dated January 31, 2025, pursuant to which, we will provide transitional services at cost to Gemma through May 31, 2025, unless terminated earlier, and be entitled to reimbursement for transitional services performed retroactively from March 1, 2024, related to the transfer of the Outlicensed Programs. As of December 31, 2024, we have collected $5.0 million in initial payments and $3.2 million in transition services payments under these agreements. Subsequent to December 31, 2024, we have received an additional $0.5 million in transition services payments.

We also entered into a research, collaboration and license agreement with Gemma, or the Gemma Collaboration Agreement, pursuant to which (i) Gemma will conduct certain preclinical and Investigational New Drug, or IND, enabling work for our active research program in Huntington’s disease and a currently paused research program in Temporal Lobe Epilepsy, or TLE, which were previously being conducted by Penn under the Penn Agreement and (ii) Gemma will grant us options to conduct new research programs in four new CNS indications.

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

Prior to the execution of the Outlicense Transaction Agreements, we progressed four product candidates from preclinical to clinical stage development and had one active preclinical program in Huntington’s disease through our research collaboration with Penn’s Gene Therapy Program, or GTP. This collaboration provided access to differentiated scientific expertise for the conduct of rigorous preclinical studies to generate promising product candidates. Gemma is comprised of a core research team from GTP and is continuing the same approach to preclinical development to support the continued development of our preclinical Huntington’s disease program.

Our Pipeline

We have a gene therapy pipeline with the potential to address multiple neurodegenerative diseases. Our development programs consist of:

† US/EU prevalence per third-party sources

PBFT02 for the Treatment of FTD-GRN

We are currently developing PBFT02, a gene replacement therapy which utilizes an AAV1 capsid to deliver a functional copy of GRN encoding for PGRN, for the treatment of FTD-GRN. FTD-GRN is an inheritable form of FTD caused by reductions in PGRN production due to mutations in the GRN gene. PGRN is a complex and highly conserved protein with multiple roles in cell homeostasis, neurodevelopment, and inflammation. In FTD-GRN, PGRN deficiency results in lysosomal dysfunction, neuroinflammation, and neurodegeneration.

Currently, there are no disease-modifying therapies approved for the treatment of FTD-GRN, and we estimate the prevalence of FTD-GRN in the United States and Europe is approximately 18,000, based on available literature.

Supported by findings in preclinical studies, we believe that PBFT02 may provide FTD-GRN patients with significantly improved outcomes. We selected the AAV1 capsid and ICM administration for PBFT02 because this approach led to extensive and robust vector delivery throughout the brain and spinal cord of non-human primates, or NHPs, and due to the higher PGRN levels in cerebrospinal fluid, or CSF, achieved using AAV1 as compared with other serotypes tested. ICM administration of AAV1 to NHPs resulted in elevated CSF levels of human PGRN when compared with CSF levels in healthy human subjects, and in excess of levels achieved in NHPs with AAVhu68 or AAV5. We have an active IND application from the U.S. Food and Drug Administration, or the FDA, and approved clinical trial authorizations, or CTAs, in multiple countries for PBFT02. We are conducting our upliFT-D trial, an international, multi-center, open-label, single-arm Phase 1/2 clinical trial of PBFT02 in patients with a diagnosis of symptomatic FTD-GRN.

In January 2025, we reported biomarker data from patients in our upliFT-D trial who received Dose 1 of PBFT02 (3.3e10 genome copies/g estimated brain weight, or 4.50e13 total genome copies). Dose 1 of PBFT02 resulted in robust and durable increases in CSF PGRN levels, with concentrations increasing from below 3.0 ng/mL at baseline to 8.0 to 17.3 ng/mL at 30 days post-treatment (n=6), 13.2 to 27.3 ng/mL at six months post-treatment (n=4), and 22.3 to 34.0 ng/mL at 12 months post-treatment (n=2). CSF PGRN levels generally plateaued by 6 months post-treatment and have remained durable through the longest available follow-up of 18 months post-treatment (n=1). These levels of CSF PGRN are higher than the range found in healthy adult controls of 3.3 to 8.2 ng/mL (mean=4.8 ng/mL; n=61). In contrast, following PBFT02 administration, plasma PGRN levels were unaltered, remaining similar to baseline concentrations and below levels found in healthy adult controls. Dose 1 of PBFT02 also resulted in an average 13% decrease in plasma neurofilament light chain, or NfL, levels, a biomarker associated with disease progression, compared to baseline at 12 months post-treatment (n=2). This reduction in plasma NfL after PBFT02 administration contrasts with an expected increase in plasma NfL levels of approximately 29% per year among untreated, symptomatic FTD-GRN patients, according to published natural history data (Saracino 2021).

As of December 2024, interim safety highlights from Dose 1 of PBFT02 in FTD-GRN patients (n=7) included:

●	In five of seven patients, all treatment emergent adverse events were mild to moderate in severity.
●	Two of seven patients experienced a total of three serious adverse events. Patient 1 experienced the asymptomatic serious adverse events of venous sinus thrombosis, or VST, and hepatotoxicity, leading to a revised immunosuppression regiment in all subsequent patients (1,000 mg IV methylprednisolone on days 1-3 followed by 60 mg oral prednisone through day 60). Patient 7 also experienced the serious adverse event of VST, which was asymptomatic and completely resolved prior to day 30 following treatment with anticoagulants. Patient 7 had no evidence of hepatotoxicity, immune response, or other laboratory abnormalities.
●	No evidence of clinically significant immune responses in any patient who received the revised immunosuppression regimen.
●	No evidence of dorsal root ganglion toxicity, as measured by nerve conduction studies, and no complications during ICM administration were observed across any of the seven treated patients.
●	Patients treated (n=7) range from 1 – 18 months post-dose.

Given the robust PGRN expression observed among patients who received Dose 1 of PBFT02, and to allow for dose exploration and support the program regulatory strategy, we are evaluating Dose 2, which is 50% lower than Dose 1, in subsequent FTD-GRN patients.

We expect to deliver on the following related to our upliFT-D trial for PBFT02 for the treatment of FTD-GRN:

●	Report 12-month follow-up data from Dose 1 and interim safety and biomarker data from Dose 2 in the second half of 2025; and,
●	Seek regulatory feedback on registrational trial design in the first half of 2026.

PBFT02 for the Treatment of FTD-C9orf72 and ALS

We are also evaluating PBFT02 for the treatment of additional adult neurodegenerative diseases where we believe elevated PGRN levels could provide benefits. This approach stems from PGRN’s pleiotropic cellular effects including the regulation of microglial activation and lysosomal function, and in particular its potential to ameliorate TDP-43 pathology. TDP-43 is a ribonucleic acid / deoxyribonucleic acid, or RNA/DNA, binding protein that normally resides in the nucleus where it regulates gene expression, RNA splicing, RNA trafficking, and mRNA turnover. Cytoplasmic TDP-43 pathology is a hallmark of multiple neurodegenerative conditions including FTD-GRN, FTD-C9orf72, approximately 95% of sporadic ALS, and approximately 50% of sporadic FTD. In these disorders, hyperphosphorylated TDP-43 accumulates in the cytoplasm of cell bodies and dendritic processes of neurons and glia. Experimental evidence suggests that loss of TDP-43's normal nuclear function contributes to neurodegenerative processes.

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

We received positive regulatory feedback on the clinical pathway to treating FTD-C9orf72 with PBFT02 in the ongoing upliFT-D trial and amended the upliFT-D clinical trial protocol to include two cohorts of FTD-C9orf72 patients to be enrolled sequentially. Each cohort will consist of three to five symptomatic FTD patients with C9orf72 gene mutations and patients will initially receive Dose 2 PBFT02. We expect to initiate dosing of FTD-C9orf72 patients in the first half of 2025. There are no disease modifying therapies approved for the treatment of FTD-C9orf72. Based on available literature, we estimate the prevalence of FTD-C9orf72 in the United States and Europe is approximately 21,000.

Similarly, we received positive regulatory feedback on the clinical pathway to treating ALS with PBFT02.

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

We have initiated preclinical studies in AD to further explore the potential for benefit from elevated levels of PGRN.

PBFT02 Clinical Supply

Through our partners, we have manufactured the PBFT02 clinical supply to support completion of the ongoing Phase 1/2 clinical trial in FTD-GRN and FTD-C9orf72, and initiation of a registrational study in FTD-GRN.

Other Clinical Product Candidates

As of July 31, 2024, we out-licensed our clinical stage pediatric programs in GM1 (PBGM01), Krabbe disease (PBKR03), and MLD (PBML04) as part of the Outlicense Transaction Agreements.

Active Research Programs

We have one unnamed preclinical research program through the Gemma Collaboration Agreement (which was previously conducted by Penn under the Penn Agreement) for which we are exploring multiple potential treatment targets for Huntington’s disease.

Beyond this program, through the Gemma Collaboration Agreement, we also have the option to license programs for four additional new indications in CNS diseases from Gemma.

Paused Research Programs

We have a research program through the Gemma Collaboration Agreement for TLE, which was previously conducted by Penn under the Penn Agreement. In order to reduce operating expenses, we have paused development of this program.

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

Key elements of our strategy include:

•	Focus on neurodegenerative indications for which we can have a transformative impact on patients’ lives. We believe that genetic medicines have the potential to significantly change the course of neurodegenerative diseases and to transform patients’ lives, by providing patients with one-time disease modifying treatments for life-threatening conditions with limited or no approved treatment options.
•	Advance PBFT02 for the treatment of FTD-GRN. Based on the initial clinical data for PBFT02 in FTD-GRN, we are prioritizing the execution of the ongoing upliFT-D study, with the goal of advancing this program to the registrational phase. We believe this product candidate has the potential to provide FTD-GRN patients improved clinical outcomes, given our initial observations of robust and durable elevations in CSF PGRN levels and early evidence of reductions in plasma NfL, a disease progression biomarker, in patients after PBFT02 administration.
•	Broaden the application of PBFT02 by exploring its potential in additional neurodegenerative indications. Based on initial clinical data for PBFT02 in FTD-GRN and evidence supporting progranulin’s role in neurodegeneration, we are exploring the therapeutic potential of PBFT02 in multiple diseases, including FTD-C9orf72, ALS and AD. We believe that our approach of advancing one genetic medicine candidate to treat multiple indications is a cost-effective strategy due to shared research and development costs, streamlined regulatory processes, and the opportunity for diversified revenue streams.
•	Extend existing, and establish new, relationships with patients and patient advocacy groups. Patients are at the core of what we do. We have been engaging with patients, their families, and their advocacy groups since our inception and have acquired an intimate understanding of how we can positively impact their lives. These relationships deeply inform us as we develop and ultimately seek to commercialize our product candidates. We also have agreements with third-party providers to offer genetic counseling to adults who have been diagnosed with FTD at no cost to the patient.
•	Build upon our strong manufacturing and analytical foundation. We believe the quality, reliability and scalability of our genetic medicine manufacturing techniques and expertise will be a critical advantage to our long-term success. We have combined broad in-house expertise with an outsourced model for execution. The strategy enables innovation in manufacturing testing and process development while maintaining operational efficiency. Our internal manufacturing and quality experts oversee external manufacturing and supply chain operations provided by third-party strategic relationships, such as Catalent Maryland, a unit of Catalent, Inc. acquired by Novo Holdings A/S, or Catalent. We believe Catalent is capable of producing enough supply to support our planned clinical trials of our current clinical product candidate, and its initial commercial launch if approved.
•	Continue to leverage our existing research and selectively enter into new research relationships. We will continue to leverage existing research collaborations and explore other potential collaborations to

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

•	Optimal route of administration: Identifying the optimal route of administration for AAV gene therapy is critical to achieving safe and effective levels of transgene expression in the targeted location in the CNS. The optimal route of administration for CNS treatments should also leverage the immuno-privileged aspects of the CNS to reduce the potential for deleterious effects of neutralizing antibodies, or NAbs, on the biodistribution of AAV capsids. We evaluate preclinical study outcomes and other data to decide the preferred route of administration on a program-by-program basis. For our clinical stage product candidates, we believe that ICM administration is the optimal route of administration as compared to other potential delivery mechanisms due to its potential to provide widespread biodistribution to the brain and spinal cord. Further, when compared with systemic and other intra-thecal administration routes, we can achieve comparable protein expression at lower dosages, and thereby also lower the potential for toxicities. The potential for an impact from NAbs is also reduced.
•	Capsid, transgene, and promoter selection: For each clinical program, we conduct rigorous studies to select the capsid, transgene, and promoter to use for our product candidate. We identify the optimal AAV gene therapy for each of our indications depending on the target indication, our goal of CNS and/or peripheral nervous system transduction, and the target brain regions and cell types. Typically, we compare multiple capsids in NHPs to identify the capsid best suited for each program.
•	Cross-correction: Our existing clinical-stage product candidate exploits the cross-correction mechanism by which secreted gene product from transduced cells is taken up by non-transduced cells. We believe this cross-correction mechanism can help overcome the limits of vector biodistribution and CNS transduction inefficiency that are characteristic of other genetic medicine approaches, and will ultimately drive clinical benefit.
•	Effective use of biomarkers: Our development program targets must have measurable, predictive biomarkers to inform early and efficient clinical development decisions. These include biomarkers to confirm achievement of target levels of transduction and gene expression, one or more downstream pharmacodynamic biomarkers to demonstrate positive functional effects on pathways involved in disease etiology, and disease activity and progression biomarkers to demonstrate effects on disease course.

We have a strategic research collaboration with Gemma, which provides us with access to differentiated discovery technology and expertise and informs the basis of our product candidate selections and subsequent preclinical development through to IND status. Our collaboration with Gemma, and previously with GTP, allows us to choose programs that have been, or will be, validated through extensive testing in preclinical disease models. These activities include developing of payload constructs, evaluating efficacy in cells and in relevant animal models of disease, selecting the optimum capsid and route of administration for the targeted indication, and evaluating transduction efficiency, biodistribution, safety and tolerability of lead candidates in NHPs. We believe that the gene therapy preclinical expertise provided previously by GTP, and by Gemma moving forward, improves the probability of technical and regulatory success of our clinical programs for PBFT02 indications, for our Huntington’s disease preclinical program, and for future pipeline programs.

Our Lead Program – PBFT02 for the treatment of FTD-GRN

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

There are no disease modifying therapies approved for the treatment of FTD. Anti-depressants have been shown to manage some behavioral symptoms. Based on the available literature, we estimate the prevalence of FTD-GRN in the United States and Europe is approximately 18,000.

We are developing PBFT02 to treat patients affected with FTD-GRN, via a single ICM administration. PBFT02 is a gene replacement therapy that utilizes an AAV1 viral vector to deliver a modified DNA encoding the GRN gene to a patient’s cells. The goal of this vector construct and delivery approach is to provide higher levels of PGRN to the CNS to overcome the progranulin deficiency in GRN mutation carriers, who have reduced CNS PGRN, resulting in CSF levels ranging from 30% to 50% of those observed in normal, mutation non-carriers.

We selected the AAV1 capsid and ICM administration route due to the widespread and robust expression of the human PGRN transgene observed throughout the brain and spinal cord in NHP studies. ICM AAV1 administration in NHPs resulted in superior levels of human PGRN in CSF compared with other AAV vectors, exceeding PGRN levels observed in NHPs that received AAV5 or AAVhu68 serotypes by greater than five fold.

Indication Selection

The development of PBFT02 in FTD-GRN is facilitated by the following:

•	Cross-correction: Following treatment with PBFT02, overexpressing PGRN in a subset of cells in the CNS could provide a source of secreted protein that could be taken up by surrounding cells, resulting in the potential for cross-correction and broad restoration of neuronal lysosomal function across the entire brain.

•	Biomarkers: There are known biomarkers in FTD-GRN that are measurable and available to assist in drug development.

o	Pharmacodynamic biomarker. PGRN is a secreted protein that can be measured in the CSF and plasma, and it has been shown to be reduced in the CSF of human GRN mutation carriers.

o	Disease progression biomarkers. We expect to be able to use recent progress in the identification of clinical disease progression biomarkers for FTD, including plasma, CSF, neuroimaging and retinal biomarkers, to facilitate clinical development by enabling early detection of treatment effects on disease pathophysiology.

•	Preclinical Validation: In our preclinical studies in Grn knockout mice, or Grn-/- mice, intracerebroventricular, or ICV, administration of PBFT02 resulted in increased levels of PGRN in the CNS and CSF, with reduced lysosomal storage pathology and neuroinflammation. ICM administration in NHPs, which do not have the disease phenotype, resulted in robust increases in PGRN levels in CNS and CSF.

Preclinical Studies

PBFT02 was selected as our development candidate following preclinical proof of concept studies in adult NHPs, which evaluated the expression of human PGRN protein in the CSF after ICM administration of four different vector constructs. The AAV1.hPGRN vector construct produced elevated levels of PGRN that were greater than five times higher than the AAVhu68.hPGRN and AAV5.hPGRN vectors tested, as shown below.

Comparison of Vector Serotypes: Production of Human PGRN-protein in CSF of NHPs Following ICM-Administration of Different AAVs with Human GRN Gene Payload

Two adult rhesus macaques per treatment received ICM AAV.hPGRN High dose, 3.0 x 1013 GC / 3.3 x 1011 GC/g brain) on study day 0.

Shading: Healthy adult sample range of PGRN levels in CSF (n = 61) (Passage Bio data).

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

The efficacy of the AAV1 vector was assayed in a dose-ranging study in PGRN-deficient Grn-/- mice. PBFT02 was administered via ICV delivery at one of four ascending doses or vehicle to adult mice at an age when lipofuscin deposition (a marker of lysosomal dysfunction), lysosomal enzyme abnormalities, and neuroinflammation were present in brain regions involved in FTD-GRN pathophysiology. In this study, human PGRN expression in the CSF increased in a dose-related manner following PBFT02 administration. Transgene expression led to improvements in histopathologic and enzymatic changes in key brain regions in the mice, including the cerebral cortex, hippocampus, and thalamus. The improvements included a reduction in the accumulation of lipofuscin and reduced neuroinflammation (as shown in the thalamus in the figure below), and elevated lysosomal hexosaminidase activity.

PBFT02 Improved Lysosomal Dysfunction and Inflammation in a Mouse Model of Granulin Deficiency

Markers of lysosomal dysfunction (lipofuscin autofluorescence) and inflammation (CD68 immunohistochemistry) in the thalamus of Grn-/- mice 90 days after ICV PBFT02 administration. Staining in brain sections of PBFT02-treated Grn-/- mice was compared with vehicle-treated WT and Grn-/- mice. Both markers were elevated in Grn-/- mice at the time of treatment (baseline). Data are mean +/- standard error of the mean, or SEM. *p < 0.05, **p < 0.01, ***p < 0.001, ****p < 0.0001, one-way ANOVA followed by Tukey’s multiple comparison test. Abbreviations: -/-, gene knockout; ANOVA, analysis of variance; CSF, cerebrospinal fluid; ICV, intra-cerebroventricular; SEM, standard error of the mean; V, vehicle; WT, wild type.

NHP Toxicology Study

A 90-day GLP compliant toxicology study was conducted in NHPs to assess the safety, tolerability, biodistribution and excretion profile of PBFT02 following ICM administration at three dose levels. No blood or CSF abnormalities related to PBFT02 administration were observed except for asymptomatic, mild, and transient increases in CSF leukocytes in the majority of animals. PBFT02 was shown to be well-tolerated at all doses evaluated and no adverse effects were detected on body weight or clinical, neurological, or behavioral signs. Vector distributed to the CSF and high levels of gene transfer were detected in the brain, spinal cord and dorsal root ganglia, or DRG, at day 90. The quantity of vector genomes detected in CNS tissues was generally dose-related, as shown in the figure below.

Vector Biodistribution 90 Days After ICM Administration of PBFT02 to NHPs

Tissues were collected at necropsy from adult NHPs 90 days after a single ICM administration of PBFT02 at doses indicated (n=3/group) and from vehicle- (ITFFB-) treated NHPs (n=2) as a control. Each bar represents mean PBFT02 vector genomes detected per μg of DNA. Error bars represent the SEM. Dashed line represents limit of detection of assay. Abbreviations: Cerv, cervical; DRG, dorsal root ganglion; FCX, frontal cortex; Hipp, hippocampus; Lumb, lumbar; PCX, parietal cortex; OCX, occipital cortex; TCX, temporal cortex; Thor, thoracic; TRG, trigeminal root ganglion.

PBFT02 was also shown to reach significant concentrations in the peripheral blood, liver and spleen. PBFT02 vector DNA was detectable in urine and feces five days post-administration and was undetectable within 60 days.

Human PGRN was detectable in CSF and serum in all animals by 7 to 14 days after PBFT02 administration, showing dose-related levels of human PGRN that peaked between days 14 to 28. Expression declined from day 14, correlating with the appearance of antibodies against the human transgene product which are not expected to develop in haploinsufficient patients with FTD-GRN.

Dose-Related Increases in CSF Progranulin in NHPs Following ICM PBFT02 Administration

Adult rhesus macaques received ICM PBFT02 (n = 3/dose) or vehicle (n =2) on study day 0. CSF sampled 14 days post-dose.

Mild to minimal grade transient degeneration of DRG, trigeminal root ganglia, or TRG, and associated sensory nerve axonopathy, were observed in NHPs after all PBFT02 dose groups. These histopathologic observations were not linked with any clinical or neurological abnormalities in any animals up to 90 days post-dose. One PBFT02-treated animal exhibited a peripheral nerve conduction impairment in the median nerve, evident from bilateral reductions in sensory nerve action potential, or SNAP, amplitudes on day 28 and day 90, that appeared to be treatment related, as severe axon loss and endoneurial fibrosis were detected at necropsy. PBFT02-induced SNAP changes and sensory neuron degeneration were not associated with any clinical or neurological abnormalities in any animals up to 90 days post-dose.

Clinical Development

Our clinical development plan is to treat FTD-GRN patients with a single dose of PBFT02 via ICM administration.

We initiated our upliFT-D trial, an international, multi-center, open-label, single-arm Phase 1/2 clinical trial of PBFT02 in patients with a diagnosis of symptomatic FTD-GRN. The FTD-GRN portion of the trial is a three-cohort dose-escalation trial, with three to five subjects per cohort. Dose 1 (3.3x1010 genome copies/gm brain weight, or 4.50x1013 total genome copies) was administered to five patients in Cohort 1 and the first two patients in Cohort 2. In January 2025, we disclosed plans to introduce Dose 2, which is 50% lower than Dose 1 and exceeds the minimum effective dose in the Grn-/- mouse model. Dose 2 will be administered to the remaining patients in Cohort 2 and to all patients in Cohort 4 (FTD-C9orf72). The primary endpoint of the trial is to assess safety and tolerability over 60 months. To better understand the clinical significance of the peripheral nerve findings in NHPs, we implemented clinical monitoring, consisting of both nerve conduction studies and neurological exams focused on sensory and peripheral nerve function. Secondary endpoints are to assess change from baseline to 24 months on biomarkers, including CSF and plasma PGRN levels, biomarkers of lysosomal function, neurodegeneration and disease progression, and change in clinical outcomes as measured by the Clinical Dementia Rating plus National Alzheimer’s Coordinating Center with Frontotemporal Lobar Degeneration, or CDR® plus NACC FTLD, and other neurocognitive assessments. Interim analyses are planned for certain biomarkers starting at one month post dosing and for clinical outcomes beginning at one year post dosing. Upon completion of a cohort, the independent data monitoring committee, or IDMC, will review available biomarker and safety data from each subject in the cohort. All subjects will be evaluated over two years for safety and efficacy, followed by an additional 36 months of long-term follow-up.

Clinical Development Results

Biomarkers

In January 2025, we reported interim biomarker data from six patients in our upliFT-D trial who received Dose 1 of PBFT02 (P1 through P6 in figures below). Dose 1 of PBFT02 resulted in robust and durable increases in CSF PGRN levels, with concentrations increasing from below 3.0 ng/mL at baseline to 8.0 to 17.3 ng/mL at 30 days post-treatment (n=6), 13.2 to 27.3 ng/mL at 6 months post-treatment (n=4), and 22.3 to 34.0 ng/mL at 12 months post-treatment (n=2).

CSF PGRN levels generally plateaued by 6 months post-treatment and have remained durable through the longest available follow-up of 18 months post-treatment (n=1). These levels of CSF PGRN are higher than the range found in healthy adult controls of 3.3 to 8.2 ng/mL (mean=4.8 ng/mL; n=61). In contrast, following PBFT02 treatment, plasma PGRN levels were unaltered, remaining similar to baseline concentrations and below levels found in healthy adult controls.

CSF Progranulin Levels Following Administration of PBFT02 Dose 1

Shading: Reference range for healthy adult controls’ PGRN levels in CSF (3.28 – 8.15 ng/mL, n = 61) (Passage Bio data)

CSF= Cerebrospinal Fluid

Plasma Progranulin Levels Following Administration of PBFT02 Dose 1

Shading: Lower limit of normal of reference range for healthy adult controls’ PGRN levels in plasma (91.6 – 372.4 ng/mL, n = 56) (Passage Bio data)

Plasma NfL levels were 13% lower than baseline on average at 12 months (n=2) post-treatment. In contrast, in untreated symptomatic FTD-GRN patients, plasma NfL levels are expected to increase by approximately 29% per year, according to published natural history data.

Plasma NfL Annual Rate of Change

1Natural history: 15 symptomatic FTD-GRN patients; average time since diagnosis 2.9 years (Saracino et al, 2021). Average time since diagnosis in PBFT02 patients 2 years (n=2). NfL, neurofilament light chain

Safety and Tolerability

As previously reported, Patient 1, who received a low level of immunosuppression (60 mg oral prednisone daily for 60 days), per the initial trial protocol, experienced two serious adverse events during week eight that were both asymptomatic and likely consistent with an immune response. The serious adverse events included hepatotoxicity, as manifest by an increase in liver function tests, and VST. Notably, the increase in liver function tests was not associated with an increase in total or direct bilirubin levels, and quickly resolved following treatment with IV methylprednisolone. Patient 1 declined further treatment and withdrew consent for the trial at week 10, and no additional follow-up is available.

Following Patient 1, the protocol was amended to increase the steroid regimen to include 1,000 mg IV methylprednisolone on days 1-3 followed by 60 mg oral prednisone for 60 days post treatment, as well as additional safety monitoring.

With this modified immunosuppression regimen, Dose 1 of PBFT02 was generally well-tolerated in patients 2 through 6. In these five patients, no serious adverse events were reported, all treatment emergent adverse events were mild to moderate in severity, and there was no evidence of a clinically significant immune response, hepatotoxicity, or safety related imaging findings in either patient. As previously reported, following treatment, Patient 7 experienced one serious adverse event of VST that was asymptomatic and completely resolved prior to day 30 following treatment with anticoagulants. This patient had no evidence of hepatotoxicity, immune response or other laboratory abnormalities and remains enrolled in the clinical study as of data evaluation on December 31, 2024. In all seven patients, there was no evidence of dorsal root ganglion toxicity, as measured by nerve conduction studies, and no complications were observed related to the ICM administration procedure.

Clinical Development Plan Guidance

In January 2025, we announced our plans to treat the remaining patients in Cohort 2 of the upliFT-D trial at Dose 2. We expect to report 12 month safety and biomarker data from Dose 1 patients and interim safety and biomarker data from Dose 2 patients in the second half of 2025.

As our clinical data matures, we are planning for continued interactions with regulatory authorities to align on design of the registrational trial and appropriate pathway to submission of a Biologics License Application, or BLA, and regulatory approval for commercialization in the United States and internationally. We expect to seek regulatory feedback on registrational trial design in the first half of 2026.

Regulatory Designations and Clinical Trial Approvals for PBFT02

We have an active IND from the FDA and approved CTAs in multiple countries for PBFT02, which allows us to proceed with our upliFT-D trial, an international, multi-center, open-label, single-arm Phase 1/2 clinical trial of PBFT02 in patients with a diagnosis of symptomatic FTD-GRN and FTD-C9orf72.

The FDA has granted Orphan Drug Designation to PBFT02 for FTD, which would include the treatment of FTD genetic subtypes like FTD-GRN and FTD-C9orf72, and Fast Track Designation to PBFT02 for the treatment of FTD-GRN. Similarly, the European Commission granted Orphan designation for PBFT02 for FTD, which includes FTD-GRN and FTD-C9orf72.

Manufacturing

Gene therapy manufacturing is a critical factor in the successful development and commercialization of novel genetic medicines. We have a well-established relationship with Catalent for process development, manufacturing, supply chain, and analytical testing. Additionally, we plan to expand our outsourced analytical testing capabilities to support future program development needs.

For our current clinical drug product, we utilize a production platform approach with HEK293 mammalian cells as the substrate, triple plasmid transient transfection and single-use fixed-bed iCELLis® bioreactor system for the manufacture of our AAV product candidates. We have completed internal process development and the scale-up of a high-productivity, GMP-ready suspension-based manufacturing process for PBFT02 at 200-liter scale. This process is substantially more efficient than the current adherent-based process, with improved yield and the potential of a lower cost of goods. In addition, we have developed and received initial positive feedback from the FDA on the suitability of a potency assay for the release of PBFT02 for late-stage clinical studies and commercialization. These two achievements position the PBFT02 program for late-stage development.

We have an amended and restated collaboration agreement with Catalent that governs our relationship with Catalent for the supply of current Good Manufacturing Practices, or cGMP, capacity. Access to cGMP manufacturing capacity gives us the ability to meet production requirements for our current and future clinical trials. We also have an amended and restated development services and clinical supply agreement, and together with the amended and restated collaboration agreement, the Amended Catalent Agreements, with Catalent to support clinical scale manufacturing for our gene therapy product candidates. The Amended Catalent Agreements establish a limited exclusive relationship between us and Catalent for the manufacture of bulk drug substance and drug product for PBFT02 and PBGM01 programs. The limited exclusive relationship under the Amended Catalent Agreements converts to a non-exclusive relationship (i) in the event Catalent fails to meet certain performance standards and (ii) following certain conditional events related to the divestiture by us of either PBFT02 or PBGM01, in which case, if such events occur, we would pay Catalent certain fees. The outlicense of GM1 to Gemma under the Outlicense Transaction Agreements, and subsequent business decisions implemented by Gemma in their sole discretion, could be considered an event related to the divesture of GM1 under the Amended Catalent Agreements and require us to make payment of certain fees to Catalent, for which fees are immaterial. In addition, in the event of certain transactions, we may terminate the Amended Catalent Agreements for convenience with respect to such products, in which case, we would pay to Catalent a certain termination fee.

Other Active Research Programs

We have one unnamed preclinical research program through the Gemma Collaboration Agreement (which was previously conducted by Penn under the Penn Agreement) for which we are exploring multiple potential treatment targets for Huntington’s disease. Beyond this program, as a result of the Gemma Collaboration Agreement, we also have the option to license programs for four additional CNS indications.

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

For the treatment of FTD, there are no approved disease-modifying therapies. We consider our most direct competitors with respect to PBFT02 for the treatment of FTD-GRN to be Prevail Therapeutics Inc. (part of Eli Lilly & Co), which is conducting a Phase 1/2 clinical trial for an ICM administered gene therapy treatment for FTD-GRN and AviadoBio Ltd, which is conducting a Phase 1/2 intrathalamic gene therapy trial in patients with FTD-GRN. AviadoBio Ltd entered into an exclusive option and licensing agreement with Astellas in October 2024. Alector, Inc. (partnered with GSK plc) is conducting a Phase 3 clinical trial with a humanized anti-human sortilin monoclonal antibody for FTD-GRN. Additional companies, including Kyowa Kirin Co., Ltd. and QurAlis Corporation, are conducting preclinical research using genetic medicine approaches to treat patients with FTD-GRN. Denali Therapeutics Inc. in partnership with Takeda Pharmaceutical Company Limited, is conducting a Phase 1/2 clinical trial for their recombinant progranulin protein. Vesper Bio ApS began enrollment of a Ph1b/2a study of a small molecule sortilin antagonist in asymptomatic GRN mutation carriers in January 2025. We are also aware of other therapeutic approaches in preclinical development that may target FTD-GRN patients, including the Arkuda Therapeutics small molecule progranulin enhancer program. Johnson & Johnson exercised their exclusive option to acquire the Arkuda lysosomal function enhancer portfolio in January 2025. With respect to PBFT02 for the treatment of FTD-C9orf72, our clinical stage competitors are Transposon Therapeutics, Inc., which is conducting a Phase 2 trial with a small molecule autophagy modulator for FTD-C9orf72, and Alector, Inc. (partnered with GSK plc) which conducted a Phase 2 clinical trial for latozinemab in FTD-C9orf72. There are other approaches in preclinical development for the treatment of FTD-C9orf72. In addition to the GRN and C9orf72 targeted therapies, there are two other clinical stage programs targeting the TDP-43 pathway.

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

Upon successful commercialization of a product using the licensed technology, we are obligated to pay to Penn, on a licensed product-by-licensed product and country-by-country basis, tiered royalties (subject to customary reductions) a percentage in the mid-single digits on annual worldwide net sales of such licensed product. In addition, other than the Gemma Sublicenses, we are obligated to pay to Penn a percentage of sublicensing income, ranging from the mid-single digits to low double digits, for sublicenses under the Penn License Agreement. The agreement will expire on a licensed product-by-licensed product and country-by-country basis upon the later of (i) the expiration of the last valid claim of the licensed patent rights that covers the exploitation of such licensed product in such country, and (ii) the expiration of the royalty period. Pursuant to the Gemma Sublicenses, Gemma is responsible for the payments to Penn related to the Outlicensed Programs.

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

In addition, we entered into the Transition Services Agreement, as amended by the First Amendment to the Transition Services Agreement, dated January 31, 2025, pursuant to which, we will provide transitional services at cost to Gemma through May 31, 2025, unless terminated earlier, and be entitled to reimbursement for transitional services performed retroactively from March 1, 2024, related to the transfer of the Outlicensed Programs. As of December 31, 2024, we have collected $5.0 million in initial payments and $3.2 million in transition services payments under these agreements. Subsequent to December 31, 2024, we have received an additional $0.5 million in transition services payments.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary and/or intellectual property protection in the United States and other countries for our current product candidate and future products, as well as our core technologies, including our manufacturing know-how. We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to the development of our business by seeking, maintaining, and defending our intellectual property, whether developed internally or licensed from third parties. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of gene therapy. Additionally, we intend to rely on regulatory protection afforded through rare drug designations, data exclusivity and market exclusivity as well as patent term extensions, where available.

Currently, our patent protection consists of patents and patent applications that (i) we have in-licensed from Penn under the Penn Agreement for product candidates in our licensed indications and (ii) we solely own based on the internally developed processes for manufacturing or analyzing our product candidate as well as use of the product candidate in relation to certain neurodegenerative diseases.

The in-licensed patent applications are directed to new AAV capsids and certain defined variants, to recombinant AAV viruses, or rAAVs, capable of delivering certain genes into human cells to treat monogenic diseases of the CNS, to methods of treating those monogenic diseases with rAAV, as well as certain aspects of our manufacturing capabilities and related technologies.

Our in-licensed patent portfolio currently includes two patent families with claims directed to rAAV for use in treating FTD. The first patent family includes applications pending in 14 jurisdictions, including the U.S., Argentina, Brazil, Canada, China, Europe, Israel, Japan, and Korea. Any patents that may issue from applications in this family are expected to expire on February 21, 2040, absent any term adjustments or extensions. The second patent family includes applications in 16 jurisdictions, including the U.S., Argentina, Taiwan, Brazil, Canada, China, Europe, Israel, Japan and Korea. Any patents that may issue from applications in this family are expected to expire on August 26, 2041, absent any term adjustments or extensions.

The in-licensed patent portfolio further includes seven patent families with pending or issued claims directed to rAAV and its use in the treatment of GM1, Krabbe, or MLD. The patent families have been sublicensed to Gemma under our sublicense agreements with Gemma in connection with the outlicense of PBGM01 for the treatment of GM1, PBKR03 for the treatment of Krabbe, and PBML04 for the treatment of MLD.

We have options under the Penn Agreement and the Gemma Collaboration Agreement to add additional intellectual property to our existing license, as described in the section “License Agreement”.

Our patent portfolio, which we solely own, includes one patent family with claims directed to the method of purifying rAAV. The patent family includes a patent cooperation treaty and a Taiwanese application. Any patents that may issue from applications in this family are expected to expire on October 6, 2043, absent any term adjustments or extensions.

The term of individual patents may vary based on the countries in which they are obtained. Generally, patents issued from applications filed in the United States are effective for 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of an FDA regulatory review period. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective national filing date.

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

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Biological products used for the prevention, treatment, or cure of a disease or condition of a human being are subject to regulation under the FDC Act, except the section of the FDC Act which governs the approval of New Drug Applications, or NDAs. Biological products, such as gene therapy products, are approved for marketing under provisions of the Public Health Service Act, or PHSA, via a BLA. However, the application process and requirements for approval of BLAs are very similar to those for NDAs. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to file NDA/BLAs and/or to approve pending NDAs or BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

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

Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including Good Laboratory Practices, an international standard meant to ensure the presence of a standard quality system under which laboratory work and non-clinical studies are conducted, recorded and archived. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as tests of reproductive toxicity and carcinogenicity in animals, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational biologic to subjects, including healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with Good Clinical Practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. subjects and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

The FDA may also refer applications for novel biologic products, or biologic products that present difficult questions of safety or efficacy, to be reviewed by an advisory committee—typically a panel that includes clinicians, statisticians and other experts—for review, evaluation, and a recommendation as to whether the BLA should be approved. The FDA is not bound by the recommendation of the advisory committee, but generally follows such recommendations. Before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the biologic product is manufactured. The FDA will not approve the product unless compliance with cGMPs is satisfactory and the BLA contains data that provide substantial evidence that the biologic is safe, pure, potent and effective in the claimed indication.

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

Additional Standard for Gene Therapy Products

In addition to the regulations discussed above, there are a number of additional standards that apply to clinical trials involving the use of gene therapy. The FDA has issued various guidance documents regarding gene therapies, which outline additional factors that the FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical assessment of gene therapies; the CMC information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. For instance, the FDA usually recommends that sponsors observe all surviving subjects who receive treatment using gene therapies that are based on adeno-associated virus vectors in clinical trials for potential gene therapy-related delayed adverse events for a minimum 5-year period. The FDA does not require the long-term tracking to be complete prior to its review of the BLA.

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

Fast Track Designation and Priority Review

The FDA is required to facilitate the development, and expedite the review, of drugs that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Such Fast Track Designation may be granted for products that are intended to treat a serious or life-threatening disease or condition for which there is no effective treatment and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast Track Designation applies to both the product and the specific indication for which it is being studied. Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review.

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

A reference biologic is granted 12 years of exclusivity from the time of first licensure, or BLA approval, of the reference product, and no application for a biosimilar can be submitted for four years from the date of licensure of the reference product. The first biologic product submitted under the biosimilar abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against a finding of interchangeability for other biologics for the same condition of use for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar, (ii) 18 months after the first interchangeable biosimilar is approved if there is no patent challenge, (iii) 18 months after resolution of a lawsuit over the patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar’s application has been approved if a patent lawsuit is ongoing within the 42-month period.

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

The federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, recommending or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti- Kickback

Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and/or formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. In addition, the statutory exceptions and regulatory safe harbors are subject to change.

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

Healthcare Reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. Healthcare reform proposals recently culminated in the enactment of the Inflation Reduction Act, or IRA, which will eliminate, beginning in 2025, the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA will also allow HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source biologics that have been approved for at least 11 years (seven years for drugs) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products begin in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations, and by October 1, 2023, each manufacturer of the selected drugs signed a manufacturer agreement to participate in the negotiations. HHS announced the negotiated maximum fair prices on August 15, 2024, and this price cap, which cannot exceed a statutory ceiling price, will come into effect on January 1, 2026. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, some significant, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions are taking effect progressively starting in 2023, although they may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and the pricing of our products and product candidates. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented in the future.

Employees and Human Capital Resources

As of December 31, 2024, we had 60 full-time employees. From time to time, we also retain independent contractors to support our organization. Of these employees, 17 held Ph.D., Pharm.D. or M.D. degrees, and 40 were engaged in research, development and technical operations. All of our employees are based in the United States. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

In January 2025, the Company’s board of directors approved a restructuring plan that included a reduction of 55% in the Company’s workforce. The Company’s restructuring plan is described more fully in Note 15 to our financial statements found elsewhere in this Form 10-K.

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

We are a defendant in litigation with a former employee, who filed a lawsuit in the Court of Common Pleas of Philadelphia County asserting claims for breach of contract and violation of the Pennsylvania Wage Payment and Collection Law. The plaintiff, who was terminated from his employment in 2019, contended that we entered into a binding settlement agreement in February 2020 under which he was to receive shares of company stock and additional compensation. Specifically, he contended that before the announcement of our initial public offering in February 2020, he was promised 150,000 shares of stock as part of the settlement, and that those shares were not subject to the reverse stock split that was implemented for all shareholders. We responded that the shares offered in settlement negotiations in 2020 were to be subject to the reverse split, and that had the settlement been finalized, the plaintiff would have been entitled to 33,836 shares. A trial in this case was held in October 2024. The jury found that an agreement was reached, but it agreed with us that any shares to be awarded to the plaintiff were subject to the reverse split. The jury awarded damages in an amount that was roughly equal to what we contended had been offered to the plaintiff before the initial public offering. Both sides then challenged the verdict, and on December 12, 2024, the judge who presided over the trial delivered a judgment in our favor, finding that no binding agreement was reached and that the plaintiff was not entitled to recover any damages. On December 23, 2024, the plaintiff filed an appeal with the Superior Court of Pennsylvania, which is currently pending. The Company intends to continue to defend against this claim.

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

We have incurred net losses since our inception in 2017. We incurred net losses of $64.8 million and $102.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $659.2 million. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs, acquiring the rights to our product candidates, and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We expect that it will be several years, if ever, before we have a commercialized product. We anticipate that our expenses will increase substantially if, and as, we:

•	advance our product candidates from the preclinical or discovery stage to the clinical development stage;
•	advance our clinical product candidates into later stage clinical development;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	hire additional clinical, quality control, regulatory, manufacturing, scientific and administrative personnel;
•	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;
•	develop internal manufacturing capabilities;

•	maintain, expand and protect our intellectual property portfolio; and
•	incur additional legal, accounting or other expenses in operating our business, including the additional costs associated with operating as a public company.

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

We will require substantial future capital in order to complete planned and future preclinical and clinical development for our portfolio of product candidates and potentially commercialize these product candidates, if approved. If our product portfolio progresses into later stage clinical trials, or our current preclinical product candidates progress into the clinical trial stage, we expect our spending levels to significantly increase in connection with our continued clinical trial activities and production of our clinical product candidates’ supply. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our ability to raise additional funds also depends on general financial, economic and market conditions as well as other factors, including financial institutions that may experience insolvency or financial distress over which we may have no or limited control. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

Our operations have consumed significant amounts of cash since inception. As of December 31, 2024, our cash, cash equivalents and marketable securities were $76.8 million. We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

Accordingly, we will need to continue to rely on additional financing to achieve our business objectives, which may not be available to us on acceptable terms, or at all. For example, we are party to the Sales Agreement with Cowen relating to the sale and issuance, from time to time, of shares of our common stock in at-the-market equity offerings with an aggregate offering price up to $50.0 million, or the ATM Facility. However, our ability to raise capital under the ATM Facility or other registration statements may be limited by, among other things, SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities. Based on our public float, as of the date of the filing of this Annual Report on Form 10-K, we are only permitted to utilize a shelf registration statement, including the registration statement under which the ATM Facility is operated, subject to Instruction I.B.6 to Form S-3, which is referred to as the “baby shelf” rule. For so long as our public float is less than $75.0 million, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months pursuant to the baby shelf rules. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms.

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

Risks Related to Product Development and Regulatory Approval

PBFT02 is currently our sole clinical-stage product candidate and we may not be able to successfully develop and commercialize PBFT02.

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

For example, two patients in our upliFT-D trial have experienced a total of three serious adverse events, all of which were asymptomatic and likely consistent with an immune response. As a result of the immune response observed in the first patient dosed, who received a low initial level of immunosuppression (60 mg oral prednisone daily for 60 days), we amended the protocol to increase the steroid regimen. Subsequent to the serious adverse event experienced by the seventh patient, the Company introduced a new dose (Dose 2), which is half the dose used in patients one through seven (Dose 1), and plans to study Dose 2 for all remaining patients in Cohort 2. Additional possible adverse side effects could occur that may require changes to the protocol in the future. Further, adverse side effects could substantially limit the effectiveness of the treatment. For example, in previous third-party clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a T-cell immune response, whereby after the vector is within the target cells, the cellular immune response system triggers the removal of transduced cells by activated T-cells. Other recent clinical trials involving high doses of AAV vectors have also resulted in liver damage and death. Further, following administration of any AAV vector, patients are likely to develop neutralizing antibodies specific to the vector administered. Other preclinical studies have suggested that high dosages of AAV administration may result in toxicity due to degeneration of the dorsal root ganglia. Preliminary results of our NHP toxicology studies for our PBFT02 product candidate have demonstrated trigeminal ganglia and dorsal root ganglia toxicity. Based on these results, and if our vectors demonstrate a similar effect in other programs, we may decide or be required to perform additional preclinical studies or to halt or delay further clinical development of our product candidates.

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

There have been several significant adverse side effects reported in genetic medicine treatments in the past. For example, in 1999, there was public backlash against gene therapy following the death of a clinical trial subject in a gene therapy clinical trial that utilized an adenovirus vector. It was later discovered that adenoviruses could generate an extreme immune system reaction that can be life threatening. Dr. James Wilson, who also serves as a consultant to us as a Scientific Advisor, was a co-investigator of the 1999 trial while he was Director of the Institute for Human Gene Therapy of Penn. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy by us or our competitors, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception and potential regulatory delays in the clinical testing or approval of our product candidates.

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

Disruptions at the FDA or other comparable foreign regulatory authorities may also slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. In addition, there is substantial uncertainty regarding the new Administration’s initiatives and how these might impact the FDA, its implementation of laws, regulations, policies and guidance and its personnel. These initiatives could prevent, limit or delay development and regulatory approval of our product candidates, which would adversely affect our business.

Disruptions at the FDA or other comparable foreign regulatory authorities may also slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. Changes in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Similar consequences would also result in the event of another significant shutdown of the federal government. For example, in 2024, the U.S. government was on the verge of a shutdown and has previously shut down several times, and certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. If the FDA is constrained in its ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

In addition, FDA-regulated industries, such as ours, face substantial uncertainty in regard to the regulatory environment we will face as we proceed with research and development efforts following the change of the U.S. Government Administration in January 2025. Some of these efforts have manifested to date in the form of personnel measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. There remains general uncertainty regarding future activities. The new Administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the new Administration, there could be a material adverse effect on us and our business.

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

We currently rely on third parties to develop, manufacture and test clinical supplies of our product candidates, including the materials used to administer our product candidates. For our initial clinical trials, we rely on the manufacturing facility of Catalent Maryland, a unit of Catalent, Inc. acquired by Novo Holdings A/S, or Catalent, for supply of our product candidates. We have limited experience as a company in developing manufacturing facilities. If or when we decide to construct our own manufacturing facility for long-term commercial market supply, we may face delays in building out a plant, constructing new facilities, transferring technology to the facilities or hiring experts to staff and operate the facilities and, accordingly, our production capacity could be limited. We use external contract testing labs and analytical development and process development services to support our pipeline. The manufacturing processes used to produce our product candidates are complex, novel and have not been validated for commercial use. Many factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers.

Our product candidates require processing steps that are more complex than those required for most small molecule drugs. Moreover, unlike small molecules, the physical and chemical properties of a biologic such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product is consistent from lot-to-lot or will perform in the intended manner. For example, we have recently developed a potency assay for release of PBFT02 for late-stage clinical studies and commercialization. While we have received initial positive feedback from the FDA on the suitability of our proposed potency assay, there can be no assurance that this assay will be approved by the FDA or ensure product potency. Accordingly, we employ multiple steps to control the manufacturing process to assure that the process works consistently and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, low lot yields, product recalls, product liability claims or insufficient inventory. As a result, we may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet the FDA or other applicable standards or specifications with consistent and acceptable production yields and costs.

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

We currently rely and expect to continue to rely on third-party manufacturers and labs to produce and test clinical supply of our product candidates, and we have not entered into binding agreements with any such partners to support commercialization. Furthermore, these service providers lack experience in producing our product candidates at commercial scale. As a result, they may not obtain the necessary regulatory approvals or may not be able to produce and test our product candidates at the required quality, quantity, locations, and timelines needed for successful commercialization.

We currently rely, and expect to continue to rely, on third parties for the production of our preclinical study and planned clinical trial materials, including the materials used to administer our product candidate and, therefore, we can control only certain aspects of their activities. The competition for gene therapy contract development, manufacturing and testing is intense. Reliance on third-party manufacturers and analytical testing labs may expose us to different risks than if we were to manufacture and test product candidates ourselves, including but not limited to potential competition from other genetic biotechnology companies for the use of such third-party services. For example, we currently rely on Catalent to manufacture our clinical supply.

While we have secured an agreement with Catalent to manufacture clinical supply of our product candidate, we may not be able to secure suifficient capacity to meet our future clinical requirements for clinical supply. Further, we have not yet secured manufacturing and analytical testing capabilities for commercial quantities of our product candidate. We may be unable to negotiate binding agreements with external partners to support our potential commercialization activities at commercially reasonable terms. In addition, we have an exclusive obligation for commercial manufacture of certain products with Catalent and therefore we may be unable to work with other third-party manufacturers. As a result, we may be unable to continue to develop and commercialize our products or product candidate.

Before any of our third-party partners and suppliers can begin to commercially manufacture our product candidates, including the materials used to administer our product candidates, they must demonstrate to regulatory authorities that the planned chemistry, manufacturing and controls for our gene therapy product candidates meet certain requirements. Manufacturing of product candidates for clinical and commercial purposes must comply with the cGMP and applicable ex-U.S. regulatory requirements. The cGMP requirements govern quality control and documentation policies and procedures. Complying with cGMP and ex-U.S. regulatory requirements will require that we expend time, money and effort in production, recordkeeping and quality control to assure that our product candidates meet applicable specifications and other requirements. Our third-party manufacturers’ and analytical testing labs also must demonstrate to the FDA and ex-U.S. regulators that they can make or test the product candidate in accordance with the cGMP requirements as part of a pre-approval inspection prior to FDA or similar ex-U.S. regulatory approval of the product candidate. Failure to pass a pre-approval inspection might significantly delay our ability to begin trials in the respective jurisdiction and FDA and ex-U.S. regulatory approval of our product candidates. If any of our third-party manufacturers or testing labs fail to comply with these requirements, we would be subject to possible regulatory action, which could limit the jurisdictions in which we are permitted to sell our products. As a result, our business, financial condition and results of operations may be materially harmed.

In addition, our third-party manufacturers or testing labs may fail to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party partners, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

Even if our third-party partners comply with applicable regulatory requirements, we cannot assure that they will be able to successfully manufacture and test additional product candidates at a larger scale in a timely or economical manner, or at all. If they are unable to successfully increase our manufacturing scale or capacity, the development, testing, and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

For the treatment of FTD, there are no approved disease-modifying therapies. We consider our most direct competitors with respect to PBFT02 for the treatment of FTD-GRN to be Prevail Therapeutics Inc. (part of Eli Lilly & Co), which is conducting a Phase 1/2 clinical trial for an ICM administered gene therapy treatment for FTD-GRN and AviadoBio Ltd, which is conducting a Phase 1/2 intrathalamic gene therapy trial in patients with FTD-GRN. AviadoBio Ltd entered into an exclusive option and licensing agreement with Astellas in October 2024. Alector, Inc. (partnered with GSK plc) is conducting a Phase 3 clinical trial with a humanized anti-human sortilin monoclonal antibody for FTD-GRN. Additional companies, including Kyowa Kirin Co., Ltd. and QurAlis Corporation, are conducting preclinical research using genetic medicine approaches to treat patients with FTD-GRN. Denali Therapeutics Inc. in partnership with Takeda Pharmaceutical Company Limited, is conducting a Phase 1/2 clinical trial for their recombinant progranulin protein. Vesper Bio ApS began enrollment of a Ph1b/2a study of a small molecule sortilin antagonist in asymptomatic GRN mutation carriers in January 2025. We are also aware of other therapeutic approaches in preclinical development that may target FTD-GRN patients, including the Arkuda Therapeutics small molecule progranulin enhancer program. Johnson & Johnson exercised their exclusive option to acquire the Arkuda lysosomal function enhancer portfolio in January 2025. With respect to PBFT02 for the treatment of FTD-C9orf72, our clinical stage competitors are Transposon Therapeutics, Inc., which is conducting a Phase 2 trial with a small molecule autophagy modulator for FTD-C9orf72, and Alector, Inc. (partnered with GSK plc) which conducted a Phase 2 clinical trial for latozinemab in FTD-C9orf72. There are other approaches in preclinical development for the treatment of FTD-C9orf72. In addition to the GRN and C9orf72 targeted therapies, there are two other clinical stage programs targeting the TDP-43 pathway.

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

Currently, our intellectual property protection includes patent applications that we have in-licensed from Penn under the Penn License Agreement. The in-licensed patent applications are directed to certain new AAV capsids, to recombinant AAV viruses, or rAAV, capable of delivering certain genes into human cells to treat disorders of the CNS, to methods of treating those diseases with rAAV, as well as to certain aspects of our manufacturing capabilities and related technologies. Our intellectual property also includes patent applications that we solely own that cover processes that we developed for manufacturing our rAAV products, methods of treating adult neurodegenerative diseases such as FTD-C9orf72 and ALS and an assay for measuring potency of our rAAV product candidate.

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

All of our current product candidates and research programs, including PBFT02, are licensed from or based upon licenses from a third -party and are field limited to certain indications. If the license agreements are terminated or interpreted to narrow our rights, our ability to advance our current product candidates or develop new product candidates based on these technologies will be materially adversely affected.

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

For example, the Budget Control Act imposed, subject to certain temporary suspension periods, 2% reductions in Medicare payments to providers per fiscal year starting April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, unless additional Congressional action is taken. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including an alternative rebate calculation for a line extension that is tied to the price increases of the original drug, and Best Price reporting related to certain value-based purchasing arrangements. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs is eliminated. Elimination of this cap may, in some cases, require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products. It is unclear to what extent these regulations or any future legislation or regulations will affect our business, including our ability to generate revenue and achieve profitability.

There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products. The FDA released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada, and the FDA authorized the first such plan in Florida in January 2024.

Recently, several healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which allows, among other things, the U.S. Department of Health and Human Services, or HHS, to negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source biologics that have been approved for at least 11 years (seven years for single-source drugs) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products began in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations, and by October 1, 2023, each manufacturer of the selected drugs signed a manufacturer agreement to participate in the negotiations. HHS announced the negotiated maximum fair prices on August 15, 2024, and these price caps, which cannot exceed the statutory ceiling price, will come into effect on January 1, 2026. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and establishing a new manufacturer discount program, which requires manufacturers that want their drugs to be covered by Medicare Part D to provide statutorily defined discounts to Part D enrollees. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through the year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, some significant, including civil monetary penalties. These provisions began taking effect progressively starting in 2023, although they may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits. Thus, it is unclear how the IRA will be implemented but it will likely have a significant impact on the pharmaceutical industry and the pricing of our products and product candidates. The adoption of restrictive price controls in new jurisdictions, more restrictive controls in existing jurisdictions or the failure to obtain or maintain timely or adequate pricing could also adversely impact revenue. We expect pricing pressures will continue globally.

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

Further, the reductions in our workforce announced in 2022, 2023, and January 2025 may also make retention of our current personnel both more important and more challenging. These workforce reductions resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel.

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

Our internal computer systems, or those of our third-party collaborators or other contractors, may fail or suffer security breaches and cyber-attacks, which could result in a material disruption of our development programs.

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

As of December 31, 2024, we had federal and state net operating loss, or NOL, carryforwards of $339.1 million, and local NOL carryforwards of $218.8 million. $0.3 million of the federal NOLs will begin to expire in 2037, and the remainder will carryforward indefinitely. Our state NOL carryforwards will begin to expire in 2037, and expire through 2044, and our local NOL began to expire in 2024 and expire through 2044.

To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the ability to utilize such federal net operating losses to offset taxable income is limited to 80% of our taxable income (without regard to certain deductions).

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset its post-change income and post-change tax liability may be limited. We have not undertaken a Section 382 study, and it is possible that we have previously undergone one or more ownership changes so that our use of net operating losses is currently limited. We may experience ownership changes in the future as a result of equity offerings or other shifts in our stock ownership, some of which are outside of our control. As a result, even if we earn net taxable income, our ability to use our pre-change NOLs and other tax attributes to offset taxable income and tax liability may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Any such limitations may result in greater tax liabilities than we would incur in the absence of such limitations and any increased liabilities could adversely affect our business, results of operations, financial position and cash flows.

U.S. federal income tax reform and changes in other tax laws could adversely affect us.

Tax laws are being re-examined and evaluated globally, and tax authorities are increasingly scrutinizing the tax positions of companies. Changes in tax laws and regulations in federal, state, local, and foreign jurisdictions could have material adverse impacts on our business, cash flows, operating results, or financial condition, and could materially affect our tax obligations and effective tax rate. For example, the Tax Cuts and Jobs Act significantly reformed the Code. This legislation, among other things, included changes to U.S. federal tax rates, imposed significant additional limitations on the deductibility of interest and the use of net operating losses generated in tax years beginning after December 31, 2017. Beginning in 2022, the Tax Cuts and Jobs Act also eliminated the option to immediately deduct research and development expenditures and required taxpayers to amortize domestic expenditures over five years and foreign expenditures over fifteen years. Changes in corporate tax rates, the realization of net deferred tax assets, and the deductibility of expenses under the Tax Cuts and Jobs Act or future changes in tax laws could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or any newly enacted federal tax legislation. Changes in tax laws or regulations in the various tax jurisdictions we are subject to that are applied adversely to us or our clients could increase the costs of our products and harm our business.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

●	results of preclinical studies or clinical trials of our product candidates or those of our competitors;
●	unanticipated or serious safety concerns related to the use of any of our product candidates;
●	adverse regulatory decisions, including failure to receive regulatory approval for any of our product candidates;
●	the success of competitive drugs or technologies;
●	regulatory or legal developments in the United States and other countries applicable to our product candidates;
●	the size and growth of our prospective patient populations;
●	developments concerning our collaborators, our external manufacturers or in-house manufacturing capabilities;
●	inability to obtain adequate product supply for any product candidate for preclinical studies, clinical trials or future commercial sale or inability to do so at acceptable prices;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or drugs;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts or publications of research reports about us or our industry;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the biotechnology sector;

●	our cash position or the announcement or expectation of additional financing efforts;
●	health pandemics could adversely impact our business, including our clinical trials and clinical trial operations;
●	general economic, industry and market conditions, including changes in interest rates, tariffs, market volatility, a potential federal government shutdown and inflation;
●	general economic uncertainty and capital markets disruptions, which has been substantially impacted by geopolitical instability due to the ongoing military conflicts around the world; and
●	other factors, including those described in this “Risk Factors” section, many of which are beyond our control.

Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of December 31, 2024, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned shares representing a substantial portion of our capital stock.

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

The price of our common stock does not meet the requirements for continued listing on The Nasdaq Global Select Market or The Nasdaq Capital Market. If we fail to regain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

The continued listing standards of The Nasdaq Global Select Market, require, among other things, that the minimum bid price of a listed company’s stock be at or above $1.00. On August 1, 2024, the Company received notice from the Listing Qualifications staff of The Nasdaq Stock Market, LLC, that, because the closing bid price for the Company’s common stock had fallen below $1.00 per share for 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Global Select Market. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial compliance period of 180 calendar days, or until January 28, 2025, to regain compliance with the minimum bid price requirement. The Company did not regain compliance by January 28, 2025.

In January 2025, the Company applied to Nasdaq for an additional 180 calendar day compliance period and, in connection with such application, applied to transfer the listing of our common stock from The Nasdaq Global Select Market to The Nasdaq Capital Market. Nasdaq approved our transfer application effective on January 29, 2025, and the listing of our common stock transferred to The Nasdaq Capital Market effective as of the opening of business on January 30, 2025. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to July 28, 2025.

To attempt to regain compliance with Nasdaq’s requirements, we intend to seek stockholder approval for a reverse stock split. We cannot provide any assurances that we will obtain stockholder approval for a reverse stock split, or that any reverse stock split would result in any sustained increase in the market price of our common stock. Because a reverse stock split will reduce the number of shares of common stock available in the public market, the trading market for common stock may be harmed, particularly if the stock price does not increase as a result of a reverse stock split. We cannot provide any guarantee that we will regain compliance during the grace period or be able to maintain compliance with Nasdaq’s listing requirements in the future. If we are not able to regain compliance during the additional compliance period, or any other extension of the compliance period for which we may be eligible, our common stock will be subject to delisting. If Nasdaq delists our securities for trading on The Nasdaq Capital Market, we could face significant adverse consequences. Delisting from The Nasdaq Capital Market would likely have an adverse effect on the price of our common stock and could impair your ability to sell or purchase our common stock when you wish to do so. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

Our amended and restated bylaws also provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or a Federal Forum Provision. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

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

In addition, while the Court of Justice of the European Union upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis, taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The use of standard contractual clauses for the transfer of personal data specifically to the United States remains under review by a number of European data protection supervisory authorities, along with those of some other EU member states. German and Irish supervisory authorities have indicated, and enforced in recent rulings, that the standard contractual clauses alone provide inadequate protection for EU-U.S. data transfers. Further, on June 4, 2021 the European Commission finalized new versions of the Standard Contractual Clauses, with the Implementing Decision now in effect as of June 27, 2021. To comply with the Implementing Decision and the new Standard Contractual Clauses, we may need to implement additional safeguards to further enhance the security of data transferred out of the EEA, conduct data transfer impact assessments, and review existing agreements which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. The new standard contractual clauses apply only to the transfer of data outside of the EEA and/or Switzerland and not the United Kingdom, though the U.K.’s Information Commissioner’s Officer launched a public consultation on its draft international data transfer agreement in August 2021, and subsequently issued a new international data transfer agreement and addendum which we are required to use under Article 46 of the U.K. GDPR when making restricted data transfers outside of the U.K.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets, and, in recent months, the global economy has been impacted by fluctuating interest rates, tariffs, and inflation. Likewise, the capital and credit markets may be adversely affected by the ongoing conflicts in Ukraine and the Middle East, the possibility of a wider European or global conflict, global sanctions imposed in response thereto, and potential recessions. Moreover, there has been recent turmoil in the global banking system. We regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit and there is no guarantee that the federal government would guarantee all depositors if such financial institutions were to fail, as they did with SVB depositors, in the event of further bank closures and continued instability in the global banking system. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Risk Management and Strategy

As one of the critical elements of the Company’s overall risk management and compliance approach, the Company’s cybersecurity program is focused on the following key areas:

Governance: The board of directors’ oversight of cybersecurity risk management is led by the Audit Committee of the board of directors, which regularly interacts with our Chief Compliance Officer, our Chief Financial Officer, and other members of management.

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

We engage in the periodic assessment of our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The results of such assessments, audits and reviews are reported to the Audit Committee and the board of directors, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Governance

The board of directors, with leadership from the Audit Committee, oversees our cybersecurity risk management process. The Audit Committee receives regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. The board of directors and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On a periodic basis, the board of directors, through the Audit Committee, discuss our approach to cybersecurity risk management with management.

Our management team has implemented a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. Through ongoing communications with our entire employee base and appropriate third-party contractors, the management team monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Audit Committee when appropriate.

Our enterprise risk management team consists of cross-functional professionals who collaborate with subject matter specialists, as necessary, including an independent third-party expert we have retained to identify and assess material risks from cybersecurity threats, their severity, and potential mitigation steps. Our Chief Financial Officer, Kathleen Borthwick, currently serves as our Chief Cybersecurity Officer and leads our cybersecurity risk assessment and management processes. Prior to being named CFO, Ms. Borthwick served as the Company’s Senior Vice President, Finance, and interim CFO. She is supported by external Information Technology and third-party internal audit personnel who regularly review and assess cybersecurity initiatives, including our incident response plan, as well as cybersecurity compliance, training, and risk management efforts.

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

Our Philadelphia employee base has substantially transitioned to hybrid and remote working arrangements. To assist our hybrid workforce, in February 2024, we entered into a sublease agreement for approximately 16,000 square feet of office space at 1835 Market Street in Philadelphia, Pennsylvania 19103. The sublease term began in March 2024, and continues through August 2025. We have the option to extend the term of the sublease agreement through February 28, 2029.

We also lease approximately 62,000 square feet of laboratory space at the Princeton West Innovation Campus in Hopewell, New Jersey, or the Laboratory Lease Agreement. This lease has a 15-year term from the lease commencement date of March 2021. We have the option to extend the term of the lease by up to two additional five-year terms. In September 2024, we entered into a sublease agreement through December 2029, which subleased approximately 3,200 square feet, or 5%, of our laboratory space under the Laboratory Lease Agreement. The subtenant has the option to extend the term of the lease by three additional years. In January 2025, we began implementing a restructuring plan which includes ceasing lab operations. As a result, we are pursuing opportunities to sublease all remaining space in the Laboratory Lease Agreement.

We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3.  Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business.

We are a defendant in litigation with a former employee, who filed a lawsuit in the Court of Common Pleas of Philadelphia County asserting claims for breach of contract and violation of the Pennsylvania Wage Payment and Collection Law. The plaintiff, who was terminated from his employment in 2019, contended that we entered into a binding settlement agreement in February 2020 under which he was to receive shares of company stock and additional compensation. Specifically, he contended that before the announcement of our initial public offering in February 2020, he was promised 150,000 shares of stock as part of the settlement, and that those shares were not subject to the reverse stock split that was implemented for all shareholders. We responded that the shares offered in settlement negotiations in 2020 were to be subject to the reverse split, and that had the settlement been finalized, the plaintiff would have been entitled to 33,836 shares. A trial in this case was held in October 2024. The jury found that an agreement was reached, but it agreed with us that any shares to be awarded to the plaintiff were subject to the reverse split. The jury awarded damages in an amount that was roughly equal to what we contended had been offered to the plaintiff before the initial public offering. Both sides then challenged the verdict, and on December 12, 2024, the judge who presided over the trial delivered a judgment in our favor, finding that no binding agreement was reached and that the plaintiff was not entitled to recover any damages. On December 23, 2024, the plaintiff filed an appeal with the Superior Court of Pennsylvania, which is currently pending. The Company intends to continue to defend against this claim.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on The Nasdaq Capital Market under the symbol “PASG” since January 30, 2025. From February 28, 2020 to January 29, 2025 our common stock was listed on The Nasdaq Global Select Market under the symbol “PASG.” Prior to that there was no public trading market for our common stock.

Holders of Record

As of February 27, 2025, there were approximately 26 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

We were incorporated in July 2017 under the laws of the State of Delaware. Since inception, our operations have consisted primarily of conducting preclinical studies, developing licensed technology, conducting clinical trials, and manufacturing clinical supply to support clinical trials. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. Historically, we have funded our operations through the sale of convertible preferred stock and public offerings of common stock. Our net losses were $64.8 million and $102.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $659.2 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $76.8 million. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027.

Financial Operations Overview

License Agreements

University of Pennsylvania

As a result of the Outlicense Transaction Agreements, as discussed below, we restructured our research, collaboration and licensing agreement with the Trustees of the University of Pennsylvania, or Penn, as amended, previously the Penn Agreement and now referred to as the Penn License Agreement. Pursuant to the Penn License Agreement, as of July 31, 2024, we (i) terminated the funding of discovery research programs; (ii) terminated the research and exploratory research programs; (iii) terminated the remaining eight options we had for future central nervous system, or CNS, indications; (iv) terminated the transaction fee payable to Penn in the event of certain corporate transactions; and (v) retained our current exclusive and non-exclusive licenses to our programs in frontotemporal dementia, or FTD, GM1 gangliosidosis, or GM1, Krabbe disease, or Krabbe, and metachromatic leukodystrophy, or MLD and certain platform technologies resulting from the discovery programs that we funded.

For our licensed programs in FTD, GM1, Krabbe and MLD, the Penn License Agreement requires that we make payments of up to $16.5 million per product candidate. Each payment will be due upon the achievement of specific development milestone events by such licensed product for a first indication, reduced development milestone payments for the second and third indications and no development milestone payments for subsequent indications. In addition, on a product-by-product basis, we are obligated to make up to $55.0 million in sales milestone payments on each licensed product based on annual worldwide net sales of the licensed product in excess of defined thresholds. Pursuant to the Gemma Sublicenses, as discussed below, Gemma Biotherapeutics, Inc., or Gemma, is responsible for the payments to Penn related to GM1, Krabbe and MLD, collectively the Outlicensed Programs.

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

Gemma - Research, Collaboration and License Agreement

In connection with the transfer of the Outlicensed Programs, on July 31, 2024, we entered into a research, collaboration and license agreement with Gemma, or the Gemma Collaboration Agreement. Pursuant to the Gemma Collaboration Agreement, (i) Gemma will conduct certain preclinical and Investigational New Drug application, or IND, enabling work for our active research program in Huntington’s disease and a currently paused research program in Temporal Lobe Epilepsy, or TLE, which were previously being conducted by Penn under the Penn Agreement and (ii) Gemma will grant us options to conduct mutually agreed research programs in four new CNS indications.

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

In addition, we entered into the Transition Services Agreement, as amended by the First Amendment to the Transition Services Agreement, dated January 31, 2025, pursuant to which, we will provide transitional services at cost to Gemma through May 31, 2025, unless terminated earlier, and be entitled to reimbursement for transitional services performed retroactively from March 1, 2024, related to the transfer of the Outlicensed Programs. As of December 31, 2024, we have collected $5.0 million in initial payments and $3.2 million in transition services payments under these agreements. Subsequent to December 31, 2024, we have received an additional $0.5 million in transition services payments.

We refer to the Gemma Sublicenses, the Transition Services Agreement, and the Gemma Collaboration Agreement, collectively, as the Outlicense Transaction Agreements.

Collaboration and Manufacturing and Supply Agreements

Catalent

In June 2019, we entered into a collaboration agreement, or the Collaboration Agreement, with Catalent Maryland, a unit of Catalent, Inc. acquired by Novo Holdings A/S, or Catalent. As part of the Collaboration Agreement, we were required to pay an annual fee for five years ending in 2025 for the exclusive use of a dedicated clean room suite, or the Clean Room Suite. In April 2020, we entered into a development services and clinical supply agreement, or the Manufacturing and Supply Agreement, with Catalent to secure clinical scale manufacturing capacity for batches of active pharmaceutical ingredients for our gene therapy product candidates. Under the terms of the Manufacturing and Supply Agreement, Catalent agreed to manufacture batches of drug product for our gene therapy product candidates at the Clean Room Suite at a Catalent facility provided for in the Collaboration Agreement. The Manufacturing and Supply Agreement provided for a term of five years. The Manufacturing and Supply Agreement also included minimum annual purchase commitments.

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

The Amended Catalent Agreements eliminate the minimum annual purchase obligation and the obligation to pay an annual fee for use of the Clean Room Suite, thereby eliminating the annual minimum commitment of $10.6 million per year owed to Catalent through November 2025 under the Original Catalent Agreements. In consideration of this, we had an obligation to make aggregate payments to Catalent of $6.0 million between June 30, 2023 and May 1, 2024. As of December 31, 2024, we have made all payments related to this obligation under the Amended Catalent Agreements.

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

We classified the $11.3 million of expenses, which comprises of $6.0 million in aggregate payments due to Catalent and the $5.3 million elimination of the prepaid asset, as general and administrative expense within the statement of operations for the year ended December 31, 2023, as both amounts did not directly relate to the future advancement of our research and development programs.

Components of Results of Operations

Research and Development

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. These expenses include:

●	personnel expenses, including salaries, benefits and share-based compensation expense for employees engaged in research and development functions;
●	expenses incurred at and for our lab facilities, including rent, utilities, depreciation, amortization, and maintenance;
●	expenses incurred to conduct the necessary preclinical studies and clinical trials required to obtain regulatory approval, including payments to clinical research organizations, or CROs, and payments to Gemma and Penn for preclinical research and development;
●	expenses and fees paid to consultants who assist with research and development activities; and
●	expenses incurred under agreements with contract development and manufacturing organizations, or CDMOs, including the cost of acquiring and manufacturing preclinical study and clinical trial materials.

We track outsourced development expenses and other external research and development expenses to specific product candidates on a program-by-program basis, such as fees paid to CROs, CDMOs and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities, expenses incurred under our prior collaboration with Penn, and expenses incurred under the Gemma Collaboration Agreement. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation, lab operations and lab facility costs, and other expenses which are deployed across multiple projects under development.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development expenses than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

We expect our research and development expenses to decrease in the near future in connection with the Company’s Restructuring Plan, which is described more fully in Note 15 to our financial statements found elsewhere in this Form 10-K. We expect that the reduction of expenses related to the Outlicensed Programs pursuant to the Outlicense Transaction Agreements will offset the increased expenses of advancing our remaining product candidates in the near future. If our product candidate portfolio progresses into later-stage clinical trials, we expect that our research and development expenses will increase in the future to support our continued research and development activities and production of clinical supply.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and share-based compensation expense, for employees and consultants in executive, finance, accounting, legal, information technology, product strategy, quality, regulatory, operations and human resource functions. General and administrative expenses also include professional and consulting services, headquarters facility costs, including rent, utilities, depreciation, amortization and maintenance, legal expenses related to intellectual property, litigation and corporate matters, insurance expense, expenses related to contract modifications or terminations, software expenses, expenses incurred to engage with patient advocacy organizations, and recruitment related expenses. We expect our general and administrative expenses to decrease in the near future in connection with the Restructuring Plan.

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

Impairment of Long-Lived Assets

Impairment of long-lived assets consists of non-cash impairment charges recorded to our assets. We review long-lived assets, such as the right of use assets, or ROU assets, or property and equipment, for impairments when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. During the year ended December 31, 2024, we recognized impairment expenses related to a construction in progress asset, property and equipment, and ROU assets in connection with our leased laboratory space in Hopewell, New Jersey, or the Hopewell Laboratory Space. The impairment expenses represent the proportional allocation of total impairments recognized for the asset groups subject to impairment testing in connection with the Hopewell Laboratory Space.

Other Income (Expense), Net

Other income (expense), net consists of interest earned on our cash equivalents and marketable securities, amortization of premium and discount on our marketable securities, income from subleases, and the sale of certain tax credits.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table sets forth our results of operations for the years ended December 31, 2024 and 2023.

	Year ended
	December 31,
(in thousands)	2024	2023	Change
Operating expenses:
Research and development	$40,179	$61,419	$(21,240)
General and administrative	24,988	41,580	(16,592)
Impairment of long-lived assets	5,233	5,390	(157)
Loss from operations	(70,400)	(108,389)	37,989
Other income (expense), net	5,633	6,327	(694)
Net loss	$(64,767)	$(102,062)	$37,295

Research and Development Expenses

Research and development expenses decreased by $21.2 million to $40.2 million for the year ended December 31, 2024 from $61.4 million for the year ended December 31, 2023. The decrease was primarily due to the following:

●	a decrease of $4.5 million in wages and benefits related to reductions in headcount;
●	a decrease of $13.6 million in third-party costs including:
o	a decrease of $5.4 million in preclinical and discovery expenses through our collaboration arrangements with Penn and Gemma related to the reduction of our preclinical portfolio year over year, as well as eliminating the commitment for discovery expenses to Penn in 2024;
o	a decrease of $4.2 million for clinical operations expenses driven by lower activity in supporting the GM1 and Krabbe programs, partially offset by increased activity for FTD;
o	a decrease of $1.9 million in chemistry, manufacturing and control expenses primarily related to lower external manufacturing expenses, most significantly related to (i) reduced external manufacturing activities for our GM1 program and (ii) reduced expenses for Clean Room Suite fees related to the Amended Catalent Agreements;
o	a decrease of $1.5 million in professional fees and consulting expenses; and
o	a decrease of $0.6 million in facility and other expenses.
●	a decrease of $3.0 million in share-based compensation expense related to reductions in headcount and lower fair value of awards granted during the year ended December 31, 2024; and
●	a decrease of $0.1 million in depreciation and amortization expenses.

General and Administrative Expenses

General and administrative expenses decreased by $16.6 million to $25.0 million for the year ended December 31, 2024 from $41.6 million for the year ended December 31, 2023. The decrease was primarily due to the following:

●	a decrease of $2.4 million in wages and benefits related to reductions in headcount;
●	a decrease of $0.3 million in third-party costs including professional fees, facilities, and other expenses;
●	a decrease of $11.3 million related to expenses incurred in conjunction with the Amended Catalent Agreements during the year ended December 31, 2023;
●	a decrease of $2.1 million in share-based compensation expense related to reductions in headcount and lower fair value of awards granted during the year ended December 31, 2024; and

●	a decrease of $0.5 million in depreciation and amortization expenses as a result of the impairment of fixed assets recorded in connection with the sublease of space under the 2005 Market Street Lease Agreement during the year ended December 31, 2023.

Impairment of Long-Lived Assets

During the year ended December 31, 2024, we recorded $5.2 million of impairment expenses related to the Hopewell Laboratory Space. The impairment charges consisted of $2.5 million and $2.7 million recorded to the ROU assets and property and equipment, net, respectively. During the year ended December 31, 2023, we recorded $5.4 million of impairment expenses in connection with the subleases under our 2005 Market Street Lease Agreement. The impairment charges consisted of $2.2 million and $3.2 million recorded to the ROU assets and property and equipment, net, respectively.

Other Income (Expense), net

Other income (expense), net decreased by $0.7 million to $5.6 million for the year ended December 31, 2024 from $6.3 million for the year ended December 31, 2023. The decrease was primarily due to the following:

●	a decrease of $1.3 million attributable to interest income and the amortization of premium and discount on our marketable securities; and
●	a decrease of $0.4 million related to the sale of certain tax credits.

These decreases were partially offset by:

●	an increase of $1.0 million attributable to income from subleases.

Liquidity and Capital Resources

Overview

As of December 31, 2024, we had $76.8 million in cash, cash equivalents and marketable securities and had an accumulated deficit of $659.2 million. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027.

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

On March 5, 2021, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, relating to the applicable terms of at-the-market equity offerings, or the ATM Facility, pursuant to which we may, but are not obligated to, offer and sell, from time to time, shares of our common stock with an aggregate offering price up to $125.0 million through Cowen, as sales agent in the ATM Facility. We issued 6,000,000 shares of common stock under the ATM Facility, resulting in net proceeds of $8.7 million, after deducting offering costs of $0.3 million in March 2024. As a result of our public float as of January 6, 2025, we are currently limited to $15.8 million in our capacity to offer and sell shares of our common stock under the Sales Agreement pursuant to our shelf registration statement on Form S-3, filed on March 4, 2024.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Year ended
	December 31,
(in thousands)	2024	2023
Cash provided by (used in) operating activities	$(47,956)	$(78,264)
Cash provided by (used in) investing activities	54,946	65,237
Cash provided by (used in) financing activities	8,874	135
Net increase (decrease) in cash and cash equivalents	$15,864	$(12,892)

Net Cash Provided by (Used in) Operating Activities

During the year ended December 31, 2024, we used $48.0 million of net cash in operating activities, primarily to fund our operations related to the development of our product candidates and related general and administrative support activities. Cash used in operating activities reflected our net loss of $64.8 million, which was partially offset by a net decrease in our operating assets of $4.2 million and net non-cash charges of $12.6 million primarily related to depreciation, amortization, share-based compensation, amortization of premium and discount, net, and impairment of long-lived assets.

During the year ended December 31, 2023, we used $78.3 million of net cash in operating activities, primarily to fund our operations related to the development of our product candidates and related general and administrative support activities. Cash used in operating activities reflected our net loss of $102.1 million, which was partially offset by a net decrease in our operating assets of $5.3 million and net non-cash charges of $18.5 million primarily related to share-based compensation, depreciation, amortization, impairment of long-lived assets, and amortization of premium and discount, net.

Net Cash Provided by (Used in) Investing Activities

During the year ended December 31, 2024, we purchased $88.2 million in marketable securities and had sales and maturities of $143.2 million in marketable securities.

During the year ended December 31, 2023, we purchased $129.4 million in marketable securities and had sales and maturities of $194.8 million in marketable securities. Additionally, we used $0.1 million for the purchase of property and equipment.

Net Cash Provided by (Used in) Financing Activities

During the year ended December 31, 2024, we received $8.7 million in net proceeds from the issuance of common stock under the ATM Facility. We received gross proceeds of $9.0 million, net of offering costs of $0.3 million. We received $0.2 million in proceeds from the issuance of common stock under our Employee Stock Purchase Plan, or the ESPP, and exercises of employee stock options.

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

We sublease approximately 16,000 square feet of office space in Philadelphia, Pennsylvania, or the 1835 Market Street Sublease Agreement. The sublease will expire in August 2025. We have an option to extend the term of the sublease by three and a half years through February 2029. The aggregate estimated rent payments due over the initial term of the sublease is approximately $0.5 million, with rent payments that began in March 2024.

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

The contractual obligations and commitments above do not include any potential milestone or royalty payments that we may be required to make under the Gemma Collaboration Agreement.

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

During the year ended December 31, 2024, we recorded impairments of long-lived assets (property and equipment and ROU assets) of $5.2 million primarily due to impairment testing in connection with the Hopewell Laboratory Space. As of December 31, 2024, we had property and equipment, net of $9.3 million and ROU assets of $13.8 million recorded on our balance sheet.

During the year ended December 31, 2023, we recorded impairments of long-lived assets (property and equipment and ROU assets) of $5.4 million based upon impairment testing in connection with Sublease Agreement A and Sublease Agreement B (as described in more detail in Note 9 to our annual financial statements included elsewhere in this Form 10-K).

Actual future net cash flows are uncertain, subject to risks, and may change depending upon several factors, including industry or economic trends. If our estimates of future net cash flows differ from actual future net cash flows, our estimates of fair value could materially change. Additionally, future events or changes in circumstances could indicate the carrying value of our long-lived assets may not be recoverable and lead to future impairments (such as those described in Note 15 to our annual financial statements included elsewhere in this Form 10-K).

Research and Development Expenses

Research and development costs are expensed as incurred and consist primarily of employee-related expenses, including salaries, benefits, and share-based compensation, as well as expenses incurred with contract research organizations, contract manufacturing organizations, internal analytical and testing activities, and preclinical and discovery expenses through our collaboration arrangements with Penn and Gemma.

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

We apply the Financial Accounting Standards Board’s Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606, when all of the following criteria are met, to determine a valid contract exists: (i) the parties have approved the contract and are committed to perform their respective obligations; (ii) we can identify each party’s rights regarding the goods or services to be transferred; (iii) we can identify the payment terms for the goods or services to be transferred; (iv) the contract has commercial substance; and (v) we will collect substantially all of the consideration to which we will be entitled in exchange for the goods or services that will be transferred to the customer. Once it is determined that a valid contract exists, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including consideration of the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations on a relative stand-alone selling price basis; and (v) recognition of revenue when (or as) we satisfy each performance obligation. As part of the accounting for these arrangements, we must use our judgment to determine the number of performance obligations, the transaction price, the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price, the contract term and pattern of satisfaction of the performance obligations. We use judgment to determine whether milestones or other variable consideration, except for certain sales-based milestone payments and royalties, should be included in the transaction price as described further below.

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

As of December 31, 2024, we held $76.8 million in cash, cash equivalents and marketable securities, all of which was denominated in U.S. dollar assets, and consisting primarily of cash accounts in banking institutions and investments in money market funds, commercial paper, certificates of deposit, corporate debt securities, United States, or U.S., government debt securities and U.S. government agency securities.

We are exposed to market risk related to changes in foreign currency exchange rates, as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. For the year ended December 31, 2024, a majority of our expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our financial statements.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Passage Bio, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Philadelphia, Pennsylvania
March 4, 2025

Passage Bio, Inc.

Balance Sheets

	December 31,
(in thousands, except share and per share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$37,573	$21,709
Marketable securities	39,183	92,585
Prepaid expenses and other current assets	838	923
Prepaid research and development	1,221	2,742
Total current assets	78,815	117,959
Property and equipment, net	9,331	15,295
Right of use assets - operating leases	13,803	16,858
Other assets	463	433
Total assets	$102,412	$150,545
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$742	$1,298
Accrued expenses and other current liabilities	6,707	11,670
Non-refundable sublicense and transition services payments received	8,226	—
Operating lease liabilities	3,688	3,373
Total current liabilities	19,363	16,341
Operating lease liabilities - noncurrent	21,788	22,921
Total liabilities	41,151	39,262

Commitments and contingencies (note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding at both December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value: 300,000,000 shares authorized; 62,061,774 shares issued and outstanding at December 31, 2024 and 54,944,130 shares issued and outstanding at December 31, 2023	6	5
Additional paid‑in capital	720,482	705,789
Accumulated other comprehensive income (loss)	8	(43)
Accumulated deficit	(659,235)	(594,468)
Total stockholders’ equity	61,261	111,283
Total liabilities and stockholders’ equity	$102,412	$150,545

See accompanying notes to financial statements.

Passage Bio, Inc.

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except share and per share data)	2024	2023
Operating expenses:
Research and development	$40,179	$61,419
General and administrative	24,988	41,580
Impairment of long-lived assets	5,233	5,390
Loss from operations	(70,400)	(108,389)
Other income (expense), net	5,633	6,327
Net loss	$(64,767)	$(102,062)
Per share information:
Net loss per share of common stock, basic and diluted	$(1.07)	$(1.86)
Weighted average common shares outstanding, basic and diluted	60,405,036	54,743,490
Comprehensive loss:
Net loss	$(64,767)	$(102,062)
Unrealized gain (loss) on marketable securities	51	923
Comprehensive loss	$(64,716)	$(101,139)

See accompanying notes to financial statements.

Passage Bio, Inc.

Statements of Stockholders’ Equity

(in thousands, except share data)

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2023	54,614,690	$5	$694,733	$(966)	$(492,406)	$201,366
Exercise of stock options and vesting of restricted stock units	141,534	—	—	—	—	—
Issuance of shares in connection with employee stock purchase plan	187,906	—	135	—	—	135
Unrealized gain (loss) on marketable securities	—	—	—	923	—	923
Share‑based compensation expense	—	—	10,921	—	—	10,921
Net loss	—	—	—	—	(102,062)	(102,062)
Balance at December 31, 2023	54,944,130	$5	$705,789	$(43)	$(594,468)	$111,283

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2024	54,944,130	$5	$705,789	$(43)	$(594,468)	$111,283
Issuance of common stock under the ATM Facility, net of offering costs	6,000,000	1	8,741	—	—	8,742
Exercise of stock options and vesting of restricted stock units	912,924	—	35	—	—	35
Issuance of shares in connection with employee stock purchase plan	204,720	—	97	—	—	97
Unrealized gain (loss) on marketable securities	—	—	—	51	—	51
Share‑based compensation expense	—	—	5,820	—	—	5,820
Net loss	—	—	—	—	(64,767)	(64,767)
Balance at December 31, 2024	62,061,774	$6	$720,482	$8	$(659,235)	$61,261

See accompanying notes to financial statements.

Passage Bio, Inc.

Statements of Cash Flows

	Year Ended
	December 31,
(in thousands)	2024	2023
Cash flows used in operating activities:
Net loss	$(64,767)	$(102,062)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,081	3,721
Share‑based compensation	5,820	10,921
Amortization of premium and discount on marketable securities, net	(1,527)	(2,036)
Loss on disposal of property and equipment	—	463
Impairment of long-lived assets	5,233	5,390
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, and other assets	255	3,837
Prepaid research and development	1,521	3,766
Non-refundable sublicense and transition services payments received	8,226	—
Right of use assets and operating lease liabilities	(279)	(133)
Accounts payable	(556)	(2,790)
Accrued expenses and other current liabilities	(4,963)	659
Net cash provided by (used in) operating activities	(47,956)	(78,264)
Cash flows provided by (used in) investing activities:
Purchases of marketable securities	(88,170)	(129,432)
Sales or maturities of marketable securities	143,150	194,815
Purchases of property and equipment	(34)	(146)
Net cash provided by (used in) investing activities	54,946	65,237
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock under the ATM Facility, net of offering costs	8,742	—
Proceeds from the exercise of stock options	35	—
Proceeds from the issuance of common stock under employee stock purchase plan	97	135
Net cash provided by (used in) financing activities	8,874	135
Net increase (decrease) in cash and cash equivalents	15,864	(12,892)
Cash and cash equivalents at beginning of year	21,709	34,601
Cash and cash equivalents at end of year	$37,573	$21,709
Supplemental disclosure of non‑cash investing and financing activities:
Unrealized gain (loss) on marketable securities	$51	$923
Property and equipment in accounts payable and accrued expenses and other current liabilities	$—	$23
Right of use assets recognized upon the commencement of sublease	$(422)	$—
Operating lease liabilities recognized upon the commencement of sublease	$422	$—

See accompanying notes to financial statements.

Passage Bio, Inc.

Notes to Financial Statements

1. Nature of Operations

Passage Bio, Inc., or the Company, a Delaware corporation incorporated in July 2017, is a clinical stage genetic medicines company on a mission to improve the lives of patients with neurodegenerative diseases. The Company’s primary focus is the development and advancement of cutting-edge, one-time therapies designed to target critical underlying pathology in these conditions. The Company’s lead clinical product candidate is PBFT02 for the treatment of frontotemporal dementia, or FTD, caused by progranulin deficiency, or FTD-GRN, which seeks to elevate progranulin levels to restore lysosomal function and slow disease progression.

2. Risks and Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $659.2 million as of December 31, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.

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

On March 5, 2021, the Company entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, relating to the applicable terms of at-the-market equity offerings, or the ATM Facility, pursuant to which the Company may, but is not obligated to, offer and sell, from time to time, shares of its common stock with an aggregate offering price up to $125.0 million through Cowen, as sales agent in the ATM Facility. The Company issued 6,000,000 shares of common stock under the ATM Facility, resulting in net proceeds of $8.7 million, after deducting offering costs of $0.3 million in March 2024. As a result of the Company’s public float as of January 6, 2025, the Company is currently limited to $15.8 million in its capacity to offer and sell shares of its common stock under the Sales Agreement pursuant to its shelf registration statement on Form S-3, filed on March 4, 2024.

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

In accordance with the Financial Accounting Standards Board’s, or FASB, Accounting Standards Update, or ASU, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As of the issuance date of these financial statements, the Company expects that its cash, cash equivalents and marketable debt securities will be sufficient to fund its forecasted operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of December 31, 2024 consisted of various securities described in Note 4. Cash consists of cash deposits at banking institutions.

Marketable Securities

The Company classifies its marketable securities with original maturities of greater than three months as available-for-sale. Marketable securities as of December 31, 2024, consisted of various securities as described in Note 4. These securities are carried at fair market value, with unrealized gains and losses reported in comprehensive loss and accumulated other comprehensive income (loss) within stockholders’ equity. Any premium or discount arising at purchase of debt securities is amortized and/or accreted over the term of the security to other income (expense), net.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

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

When property and equipment are retired or otherwise disposed of, the costs and accumulated depreciation and amortization are removed from the respective accounts, with any resulting gain or loss recognized concurrently. The Company did not recognize any losses on disposals of property and equipment for the year ended December 31, 2024. The Company recognized losses on disposals of property and equipment of $0.5 million within research and development expenses in the year ended December 31, 2023.

The Company reviews long-lived assets, such as property and equipment, for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company recognized impairment expenses for property and equipment of $2.7 million and $3.2 million in the years ended December 31, 2024 and 2023, respectively. These impairment expenses primarily relate to the proportional allocation of total impairments recognized for the asset groups subject to impairment testing as further described in Note 9.

Leasing

The Company evaluates leases at their inception to determine if they are an operating lease or a finance lease. As of December 31, 2024, the Company has classified all leases with terms greater than one year, as operating leases.

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

The Company reviews long-lived assets, such as right of use assets, or ROU assets, for impairment when events or changes indicate the carrying amount of the ROU assets may not be recoverable. The Company recognized impairment expenses for ROU assets of $2.5 million and $2.2 million in the years ended December 31, 2024 and 2023, respectively. These impairment expenses include the proportional allocation of total impairments recognized for the asset groups subject to impairment testing as further described in Note 9.

Research and Development

Research and development costs are expensed as incurred and consist primarily of expenses incurred with the University of Pennsylvania’s Gene Therapy Program, or GTP, and Gemma Biotherapeutics, Inc., or Gemma, contract research organizations, contract manufacturing organizations, internal analytical and testing activities, and employee-related expenses, including salaries, benefits, and share-based compensation. Management makes estimates of the Company’s

Passage Bio, Inc.

Notes to Financial Statements (cont.)

external accrued research and development expenses, which primarily relates to contract research organizations and contract manufacturing organizations, as of each balance sheet date in the Company’s financial statements based on an estimate of progress to completion of specific tasks using facts and circumstances known to the Company at that time. The Company determines the estimates by reviewing contracts, vendor agreements, change orders, and through discussions with the Company’s internal clinical personnel and external service providers as to the progress to completion of services and the agreed-upon fee to be paid for such services. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual and related expenses accordingly.

Other Income (Expense), Net

Other income (expense), net consists of interest earned on cash equivalents and marketable securities, amortization of premium and discount on marketable securities, income from subleases, and the sale of certain tax credits.

The Company recorded $5.6 million to other income (expense), net for the year ended December 31, 2024, which consisted of $4.3 million attributable to interest income and the amortization of premium and discount on the Company’s marketable securities, $1.0 million from sublease income, and $0.3 million related to the sale of certain tax credits.

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

Passage Bio, Inc.

Notes to Financial Statements (cont.)

transition services for such licenses. Payments under these arrangements may include non-refundable, upfront fees, reimbursement of certain costs, payments upon the achievement of certain milestones, and royalties on product sales.

The Company applies FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, when all of the following criteria are met, to determine a valid contract exists: (i) the parties have approved the contract and are committed to perform their respective obligations; (ii) the Company can identify each party’s rights regarding the goods or services to be transferred; (iii) the Company can identify the payment terms for the goods or services to be transferred; (iv) the contract has commercial substance; and (v) the Company will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. Once it is determined that a valid contract exists, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including consideration of the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations on a relative stand-alone selling price basis; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must use its judgment to determine the number of performance obligations, the transaction price, the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price, the contract term and pattern of satisfaction of the performance obligations. The Company uses judgment to determine whether milestones or other variable consideration, except for certain sales-based milestone payments and royalties, should be included in the transaction price as described further below.

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

Income Taxes

Income taxes are accounted for under the asset-and-liability method as required by FASB ASC Topic 740, Income Taxes, or ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period corresponding to the enactment date. Under ASC 740, a valuation allowance is required when it is more likely than not all or some portion of the deferred tax assets will not be realized through generating sufficient future taxable income.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

FASB ASC Subtopic 740-10, Accounting for Uncertainty of Income Taxes, or ASC 740-10, defines the criterion an individual tax position must meet for any part of the benefit of the tax position to be recognized in financial statements prepared in conformity with GAAP. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not such tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the respective tax position. The tax benefits recognized in the financial statements from such a tax position should be measured based on the largest benefit having a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. In accordance with the disclosure requirements of ASC 740-10, the Company’s policy on statement of operations classification of interest and penalties related to income tax obligations is to include such items as part of total interest income, net, within other income (expense), net.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Year Ended December 31,
	2024	2023
Stock options	11,554,173	9,290,308
Unvested restricted stock units	141,834	927,000
Employee stock purchase plan	52,729	33,520
	11,748,736	10,250,828

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), or ASU 2024-03: Disaggregation of Income Statement Expenses, or ASU 2024-03, which requires entities to provide disclosures to disaggregate operating expenses into specific categories, such as salaries and wages, depreciation, and amortization, to provide enhanced transparency into the nature and function of expenses. ASU 2024-03 is effective for the Company’s first fiscal year beginning after December 15, 2026, and for interim periods within the Company’s first fiscal year beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 may be applied retrospectively or prospectively. The Company is currently evaluating the impact of this guidance on its disclosures.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU 2023-07, which expands segment disclosures by requiring disclosure of significant

Passage Bio, Inc.

Notes to Financial Statements (cont.)

segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The Company adopted the new accounting pronouncement for the year beginning on January 1, 2024. See “Note 14 - Segment Reporting” for additional disclosures.

4. Cash, Cash Equivalents and Marketable Securities

The following table provides details regarding the Company’s portfolio of cash and cash equivalents:

	Cost or
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2024:
Cash accounts in banking institutions	$3,527	$-	$-	$3,527
Money market funds	29,058	-	-	29,058
Commercial paper	4,988	-	-	4,988
Total	$37,573	$-	$-	$37,573

December 31, 2023:
Cash accounts in banking institutions	$3,596	$-	$-	$3,596
Money market funds	13,763	-	-	13,763
Commercial paper	2,670	-	-	2,670
Corporate debt securities	1,680	-	-	1,680
Total	$21,709	$-	$-	$21,709

The following table provides details regarding the Company’s portfolio of marketable securities:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2024:
Certificates of deposit	$5,970	$1	$-	$5,971
Commercial paper	25,433	6	-	25,439
Corporate debt securities	1,864	1	-	1,865
U.S. government securities	5,908	1	(1)	5,908
Total	$39,175	$9	$(1)	$39,183

December 31, 2023:
Certificates of deposit	$10,950	$6	$-	$10,956
Commercial paper	34,601	9	(4)	34,606
Corporate debt securities	22,940	8	(8)	22,940
U.S. government securities	16,049	0	(44)	16,005
U.S. government agency securities	8,088	-	(10)	8,078
Total	$92,628	$23	$(66)	$92,585

S

Passage Bio, Inc.

Notes to Financial Statements (cont.)

The contractual maturities of the Company’s marketable securities as of December 31, 2024, are as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$39,175	$39,183
Due after one year through five years	-	-
Total	$39,175	$39,183

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

	Fair value measurement at
	reporting date using
	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
December 31, 2024:
Assets
Cash equivalents:
Money market funds	$29,058	$-	$-
Commercial paper	-	4,988	-
Total cash equivalents	29,058	4,988	-

Marketable securities:
Certificates of deposit	-	5,971	-
Commercial paper	-	25,439	-
Corporate debt securities	-	1,865	-
U.S. government securities	-	5,908	-
Total marketable securities	-	39,183	-
Total financial assets	$29,058	$44,171	$-

December 31, 2023:
Assets
Cash equivalents:
Money market funds	$13,763	$-	$-
Commercial paper	-	2,670	-
Corporate debt securities	-	1,680	-
Total cash equivalents	13,763	4,350	-

Marketable securities:
Certificates of deposit	-	10,956	-
Commercial paper	-	34,606	-
Corporate debt securities	-	22,940	-
U.S. government securities	-	16,005	-
U.S. government agency securities	-	8,078	-
Total marketable securities	-	92,585	-
Total financial assets	$13,763	$96,935	$-

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

Passage Bio, Inc.

Notes to Financial Statements (cont.)

The following long-lived assets were measured at fair value, on a nonrecurring basis, during the years ended December 31, 2024 and 2023. Assets remeasured in 2023 are not included in the fair values presented as of December 31, 2024. The significant assumptions utilized, which relate to future net cash flows, are further described in Note 9:

	Fair Value Measurements as of December 31, 2024 of assets remeasured during 2024			Year ended December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Impairment Losses
Property and equipment, net	$-	$-	$1,668	$2,279
Right of use assets	-	-	1,642	2,516
Other assets	-	-	200	438
Total	$-	$-	$3,510	$5,233

	Fair Value Measurements as of December 31, 2023 of assets remeasured during 2023			Year ended December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Impairment Losses
Property and equipment, net	$-	$-	$1,306	$3,205
Right of use assets	-	-	903	2,185
Total	$-	$-	$2,209	$5,390

6. Property and Equipment, Net

Property and equipment, net, consist of the following:

(in thousands)	December 31, 2024	December 31, 2023
Laboratory equipment	$10,020	$10,065
Office equipment	119	119
Computer hardware and software	1,111	1,077
Furniture and fixtures	419	419
Leasehold improvements	7,386	10,213
Construction in progress	-	638
Total property and equipment	19,055	22,531
Accumulated depreciation and amortization	(9,724)	(7,236)
	$9,331	$15,295

Depreciation and amortization expense was $3.1 million and $3.7 million for the years ended December 31, 2024 and 2023, respectively.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Professional fees	$406	$1,176
Compensation and related benefits	4,405	6,636
Research and development	1,896	1,858
Amount due to Catalent in connection with Amended Catalent Agreements	—	2,000
	$6,707	$11,670

8. Gemma License Agreement

On July 31, 2024, the Company entered into a series of sublicense agreements with Gemma in connection with the outlicense of PBGM01 for the treatment of GM1 gangliosidosis, or GM1, PBKR03 for the treatment of Krabbe disease, and PBML04 for the treatment of metachromatic leukodystrophy, or MLD, collectively the Outlicensed Programs, and such agreements, the Gemma Sublicenses. Pursuant to the Gemma Sublicenses, the Company is entitled to receive (i) initial payments of $10.0 million for licenses and clinical product supply, $5.0 million of which was received in the three months ended September 30, 2024, and $5.0 million of which is due in December 2024; (ii) up to an additional $10.0 million contingent on the completion by Gemma of certain business milestones; (iii) up to an additional $114.0 million in development and commercial milestone payments; and (iv) single digit royalties as a percentage of annual worldwide net sales, in exchange for sublicenses to relevant intellectual property, transfer of regulatory dossiers and transfer of clinical trial materials and product supply related to the Outlicensed Programs. Gemma will be responsible for all payments due to the Trustees of the University of Pennsylvania, or Penn, under the Company’s research, collaboration and licensing agreement with Penn, or the Penn License Agreement, related to the Outlicensed Programs. On July 31, 2024 the Company also entered into a transition, services agreement with Gemma, or the Transition Services Agreement, as amended by the First Amendment to the Transition Services Agreement, dated January 31, 2025, pursuant to which, the Company will provide transitional services at cost to Gemma through May 31, 2025, unless terminated earlier, and be entitled to reimbursement for transitional services performed retroactively from March 1, 2024, related to the transfer of the Outlicensed Programs. As of December 31, 2024, the Company has collected $5.0 million in initial payments and $3.2 million in transition services payments under these agreements.

As Gemma is a newly-formed company with a limited history of operations, the Company will not recognize revenue under ASC 606 until the Company either (i) has received payment and there are no remaining obligations to transfer goods and services under the Gemma Sublicenses and Transition Services Agreement (as payments received by Gemma are nonrefundable), or (ii) concludes that substantially all of the transaction price is collectible. As of December 31, 2024, the Company has received an initial payment of $5.0 million associated with the aggregate $10.0 million of payments to be made under the Gemma Sublicenses for licenses and clinical product supply and $3.2 million associated with the Transition Services Agreement. The Company recorded the $8.2 million received as non-refundable sublicense and transition services payments received on the balance sheet as of December 31, 2024, as the criteria set forth above has not yet been met.

9. Leases

2005 Market Street Lease Agreement

The Company is party to a lease agreement for office space, or the 2005 Market Street Lease Agreement, in Philadelphia, Pennsylvania. Under the 2005 Market Street Lease Agreement, the Company leased approximately 37,000 square feet. The 2005 Market Street Lease Agreement commenced in February 2021 and is expected to expire in December 2031. The Company has an option to extend the term of the 2005 Market Street Lease Agreement by two

Passage Bio, Inc.

Notes to Financial Statements (cont.)

additional terms of five years each. The Company has an option to early terminate the 2005 Market Street Lease Agreement as of April 2029, given notice is provided to the landlord no less than fifteen months prior to April 2029. The optional extension and termination terms were not recognized as part of the Company’s measurement of the ROU asset and operating lease liability as of December 31, 2024. During 2023 the Company subleased all of the space at 2005 Market Street as further described in Sublease Agreement A and Sublease Agreement B below.

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

Passage Bio, Inc.

Notes to Financial Statements (cont.)

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

1835 Market Street Sublease Agreement

On February 20, 2024, the Company entered into a sublease agreement with a counterparty, or the 1835 Market Street Sublease Agreement. Under the 1835 Market Street Sublease Agreement, the Company subleased approximately 16,000 square feet of office space in Philadelphia, Pennsylvania. The sublease term began on March 26, 2024 and expires on September 30, 2025. The Company has the option to extend the term of the sublease agreement through February 28, 2029. The base sublease rent is $0.3 million per year for the original 18-month term of the sublease. Additionally, the Company is required to pay utility costs associated with the subleased premises. The optional extension was not recognized as part of the Company’s measurement of the ROU asset and operating lease liability as of December 31, 2024.

Laboratory Lease Agreement

The Company is also party to a lease agreement for laboratory space, or the Laboratory Lease Agreement, in Hopewell, New Jersey. The laboratory is focused on state-of-the-art analytical capabilities, assay development and validation, and clinical product testing to support both viral vector manufacturing and clinical development. The Laboratory Lease Agreement commenced in March 2021 and is expected to expire in March 2036. The Company has an option to extend the term of the Laboratory Lease Agreement by up to two five-year terms. This option to extend was not recognized as part of the Company’s measurement of the ROU asset and operating lease liability as of December 31, 2024.

Hopewell Sublease Agreement

On September 4, 2024, the Company entered into a sublease agreement with a counterparty, or Sublessee C, to sublease approximately 3,200 square feet, or 5% of its approximately 62,000 square feet of leased laboratory space under the Laboratory Lease Agreement, or Hopewell Sublease Agreement. This sublease term began on September 11, 2024 and expires on December 31, 2029. Sublessee C has the option to extend the term of the sublease through December 2032. The base sublease rent is $0.1 million per year and increases by 2.5% annually through the expiration of the Hopewell Sublease Agreement. Additionally, Sublessee C is required to pay the portion of the common area maintenance expenses, operating expenses, and use and occupancy taxes that the Company is required to pay under the Laboratory Lease Agreement.

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

As a result of actions in connection with previous announcements in (i) July of 2023, for an organizational redesign, and (ii) August of 2024, for the outlicense of PBGM01 for the treatment of GM1 gangliosidosis, PBKR03 for the treatment of Krabbe disease, and PBML04 for the treatment of metachromatic leukodystrophy, and the execution of the Hopewell Sublease Agreement, the Company determined triggering events were present, primarily related to changes in how underlying assets were being used in operations. As a result, the Company reassessed the asset groups related to its laboratory space under the Laboratory Lease Agreement, which resulted in changes to the Company’s identified asset groups. The Company determined whether an impairment indicator was present for each of the new asset groups. Where an impairment indicator was present, the Company compared the estimated undiscounted cash flows to the carrying

Passage Bio, Inc.

Notes to Financial Statements (cont.)

value, which includes ROU assets, leasehold improvements, and other property and equipment allocable to the laboratory space for those asset groups. The Company concluded the carrying values of certain asset groups were not recoverable as it exceeded the estimated undiscounted cash flows. The Company calculated the amount of impairment on those asset groups using a discounted cash flow model to calculate the fair value of the asset group which incorporated the net identifiable cash flows for the term of the Hopewell Sublease Agreement, including an estimate for cash flows in the residual period, and an estimated borrowing rate of a market participant subtenant. As a result, certain asset groups were impaired and the Company recognized impairment expense of $4.8 million, including $2.5 million for the ROU assets and $2.3 million for the property and equipment during the year ended December 31, 2024.

The following table summarizes future minimum lease payments for the Company’s lessee operating leases, which comprises of the 2005 Market Street Lease Agreement, 1835 Market Street Sublease Agreement, and the Laboratory Lease Agreement. The below table does not include expected cash inflows related to Sublease Agreement A, Sublease Agreement B, and the Hopewell Sublease Agreement as the Company was not relieved of its primary obligation under the 2005 Market Street Lease Agreement and Laboratory Lease Agreement:

(in thousands)
2025	$3,883
2026	3,757
2027	3,863
2028	3,973
2029	4,085
Thereafter	21,621
Total undiscounted lease payments	41,182
Less: imputed interest	(15,706)
Total lease liabilities	$25,476

The following table summarizes lease expense by lease type that was recognized during the years ended December 31, 2024 and 2023:

	Year Ended
($ in thousands)	December 31, 2024	December 31, 2023
Operating lease cost	$3,505	$3,322
Variable lease cost	2,127	2,053
	$5,632	$5,375

The following table shows the weighted average discount rate and weighted average remaining lease term of the operating leases:

	Year Ended
($ in thousands)	December 31, 2024	December 31, 2023
Weighted-average discount rate	9.7%	9.7%
Weighted-average remaining lease term (years)	10.2	11.2

The cash paid for amounts included in the measurement of our operating lease liabilities for the years ended December 31, 2024 and 2023 were $3.8 million and $3.5 million, respectively, in operating cash flows.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

The following table summarizes sublease income that was recognized in other income (expense), net during the years ended December 31, 2024 and 2023:

	Year Ended
($ in thousands)	December 31, 2024	December 31, 2023
Sublease rental income	$987	$—
	$987	$—

10. Commitments and Contingencies

Amended and Restated Research, Collaboration and License Arrangement with Penn

In connection with the transfer of the Outlicensed Programs (GM1, Krabbe, and MLD), the Company restructured its research, collaboration and license agreement with Penn, as amended, previously the Penn Agreement and now referred to as the Penn License Agreement. Pursuant to the Penn License Agreement, as of July 31, 2024, the Company (i) terminated the funding of discovery research programs; (ii) terminated the research and exploratory research programs; (iii) terminated the remaining eight options it had for future central nervous system, or CNS, indications; (iv) terminated the transaction fee payable to Penn in the event of certain corporate transactions; and (v) retained its current exclusive and non-exclusive licenses to its programs in FTD, GM1, Krabbe and MLD and certain platform technologies resulting from the discovery programs that it funded.

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

Passage Bio, Inc.

Notes to Financial Statements (cont.)

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

If the Company was to exercise any of the four options under the Gemma Collaboration Agreement, it would owe Gemma a non-refundable aggregate fee of $1.0 million per product indication, with $0.5 million due upfront and another $0.5 million fee owed upon a further developmental milestone.

The Company has also entered into the Gemma Sublicenses and Transition Services Agreement as described in Note 8.

The Gemma Sublicenses, the Transition Services Agreement, and the Gemma Collaboration Agreement are collectively referred to as the Outlicense Transaction Agreements.

Catalent Agreements

In June 2019, the Company entered into a collaboration agreement, or the Collaboration Agreement, with Catalent Maryland, a unit of Catalent, Inc. acquired by Novo Holdings A/S, or Catalent. As part of the Collaboration Agreement, the Company was required to pay an annual fee for five years ending in 2025 for the exclusive use of a dedicated clean room suite, or the Clean Room Suite.

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

The Amended Catalent Agreements eliminate the minimum annual purchase obligation and the obligation to pay an annual fee for use of the Clean Room Suite, thereby eliminating the annual minimum commitment of $10.6 million per

Passage Bio, Inc.

Notes to Financial Statements (cont.)

year owed to Catalent through November 2025 under the Original Catalent Agreements. In consideration of this, the Company had an obligation to make aggregate payments to Catalent of $6.0 million between June 30, 2023 and May 1, 2024. As of December 31, 2024, the Company has made all payments related to this obligation under the Amended Catalent Agreements.

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

Litigation

In the normal course of business, the Company from time to time is named as a party to legal claims and actions. The Company records a loss contingency reserve for a legal proceeding when the potential loss is considered probable and can be reasonably estimated. The Company has not recorded any amounts for loss contingencies as of December 31, 2024.

The Company is a defendant in litigation with a former employee, who filed a lawsuit in the Court of Common Pleas of Philadelphia County asserting claims for breach of contract and violation of the Pennsylvania Wage Payment and Collection Law. The plaintiff, who was terminated from his employment in 2019, contended that the Company entered into a binding settlement agreement in February 2020 under which he was to receive shares of company stock and additional compensation. Specifically, he contended that before the announcement of the Company’s initial public offering in February 2020, he was promised 150,000 shares of stock as part of the settlement, and that those shares were not subject to the reverse stock split that was implemented for all shareholders. The Company responded that the shares offered in settlement negotiations in 2020 were to be subject to the reverse split, and that had the settlement been finalized, the plaintiff would have been entitled to 33,836 shares. A trial in this case was held in October 2024. The jury found that an agreement was reached, but it agreed with the Company that any shares to be awarded to the plaintiff were subject to the reverse split. The jury awarded damages in an amount that was roughly equal to what the Company contended had been offered to the plaintiff before the initial public offering. Both sides then challenged the verdict, and on December 12, 2024, the judge who presided over the trial delivered a judgment in the Company’s favor, finding that no binding agreement was reached and that the plaintiff was not entitled to recover any damages. On December 23, 2024, the plaintiff filed an appeal with the Superior Court of Pennsylvania, which is currently pending. The Company intends to continue to defend against this claim.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

The Company recorded $1.0 million for loss contingencies within general and administrative expenses in the quarter ended September 30, 2024 in connection with this matter, which was reversed in the quarter ended December 31, 2024, as it is no longer deemed probable the Company will pay any such amounts.

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

11. Common Stock

On March 5, 2021, the Company entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, relating to the applicable terms of at-the-market equity offerings, or the ATM Facility, pursuant to which the Company may, but is not obligated to, offer and sell, from time to time, shares of its common stock with an aggregate offering price up to $125.0 million through Cowen, as sales agent in the ATM Facility. The Company issued 6,000,000 shares of common stock under the ATM Facility, resulting in net proceeds of $8.7 million, after deducting offering costs of $0.3 million in March 2024. As a result of the Company’s public float as of January 6, 2025, the Company is currently limited to $15.8 million in its capacity to offer and sell shares of its common stock under the Sales Agreement pursuant to its shelf registration statement on Form S-3, filed on March 4, 2024.

12. Share-Based Compensation

Equity Incentive Plan

The Company has three equity incentive plans: the 2018 Equity Incentive Plan, as amended, or the 2018 Plan, the 2020 Equity Incentive Plan, or the Incentive Plan, and the 2021 Equity Inducement Plan, or the Inducement Plan. New awards can only be granted under the Incentive Plan and the Inducement Plan.

The total number of shares authorized under the Incentive Plan as of December 31, 2024 was 15,848,867. Additionally, 3,635,337 shares previously issued under the 2018 Plan which were forfeited are available for issuance under the Incentive Plan. As of December 31, 2024, 8,604,096 shares were available for future grants under the Incentive Plan. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Incentive Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021 and continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors to determine a lesser number of shares shall be added for such year. As a result, the number of shares reserved for issuance under the Incentive Plan increased by 3,103,089 and 2,747,206 shares in January 2025 and 2024, respectively.

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

The Inducement Plan was approved by the Company’s board of directors in July 2021. The total number of shares authorized under the Inducement Plan as of December 31, 2024 was 2,500,000. Of this amount, 1,528,313 shares were

Passage Bio, Inc.

Notes to Financial Statements (cont.)

available for future grants as of December 31, 2024. The Inducement Plan provides for the granting of nonqualified stock options and restricted stock awards to employees hired by the Company, as determined by the Company’s board of directors. The Company’s stock options awarded to date under the Inducement Plan vest based on requisite service period and have a term of ten years. The Company’s restricted stock units awarded to date under the Inducement Plan vest based on requisite service period and have a term based on each award agreement.

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded share-based compensation expense in the following expense categories in its accompanying statements of operations for the period presented:

	Year Ended December 31,
(in thousands)	2024	2023
Research and development	$2,529	$5,554
General and administrative	3,291	5,367
	$5,820	$10,921

The following table summarizes stock option activity for the year ended December 31, 2024:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2024	9,290,308	$5.63	8.0
Granted	4,937,146	1.34
Exercised	(31,925)	1.08
Forfeited	(2,571,789)	5.43
Expired	(69,567)	2.02
Outstanding at December 31, 2024	11,554,173	$3.88	7.5
Vested and exercisable at December 31, 2024	6,001,722	$6.10	6.3
Vested or expected to vest at December 31, 2024	11,554,173	$3.88	7.5

The weighted-average grant date fair value of options granted was $1.01 and $0.81 for the years ended December 31, 2024 and 2023, respectively.

The aggregate intrinsic value of options exercised, options outstanding, and options exercisable were each de minimus during the years ended December 31, 2024 and 2023.

As of December 31, 2024, the total unrecognized compensation expense related to unvested stock option awards was $5.7 million, which the Company expects to recognize over a weighted-average period of 2.3 years.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Year Ended December 31,
	2024		2023
Expected volatility	88.4%		92.6%
Risk‑free interest rate	4.2%		3.6%
Expected term	6.0	years	6.0	years
Expected dividend yield	—		—

Restricted Stock Units

The Company issues restricted stock units, or RSUs, to employees that vest over periods of time as determined by the board of directors. Any unvested shares are forfeited upon termination of services. The fair value of the RSUs is equal to the fair market value of the Company’s common stock on the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period of the RSUs.

The following table summarizes activity related to RSU awards during the year ended December 31, 2024:

		Weighted average
	Number of shares	grant date fair value
Unvested balance at January 1, 2024	927,000	$2.37
Granted	147,500	1.29
Vested	(880,999)	2.18
Forfeited	(51,667)	2.87
Unvested balance at December 31, 2024	141,834	$2.24

As of December 31, 2024, the total unrecognized expense related to all RSUs was $0.1 million, which the Company expects to recognize over a weighted-average period of 0.6 years.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan, or the ESPP, became effective on February 28, 2020. The ESPP authorizes the issuance of up to 1,981,766 shares of the Company’s common stock. Of this amount, 1,273,435 were available for future grants as of December 31, 2024. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years, in an amount equal to one percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors to determine a lesser number of shares shall be added for such year. As a result, on January 1, 2025, subject to the discretion of the board of directors, the shares authorized for issuance under the ESPP was not increased.

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

13. Income Taxes

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$94,923	$76,362
Research and development credits	50,842	45,320
Collaboration and license agreement	3,422	3,748
Capitalized research and development	59,803	65,170
Share-based compensation	5,863	6,773
Accrued expenses and other	1,404	1,430
Operating lease liabilities	7,560	7,803
Depreciation and amortization	461	—
Total gross deferred tax assets before valuation allowance	224,278	206,606
Valuation allowance	(219,833)	(200,774)
Net deferred tax assets	4,445	5,832
Deferred tax liabilities:
Right of use assets - operating leases	(4,445)	(5,496)
Depreciation and amortization	—	(336)
Total deferred tax liabilities	(4,445)	(5,832)
Net deferred taxes	$—	$—

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future losses, management has determined the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of December 31, 2024 and 2023. The valuation allowance increased by $19.1 million and $20.9 million during the years ended December 31, 2024 and 2023, respectively.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended
	December 31,
	2024	2023
Federal tax benefit at statutory rate	21.0%	21.0%
State tax, net of federal benefit	2.5	5.2
Change in state tax rates	-	(14.0)
Permanent differences	(0.8)	2.8
Equity compensation	(1.9)	(4.0)
Research and development and orphan tax credits	8.6	9.5
Change in valuation allowance	(29.4)	(20.5)
	—%	—%

The following table summarizes carryforwards of federal, state and local net operating losses, or NOL, and research and development and orphan drug tax credits:

	December 31,
(in thousands)	2024	2023
Federal	$339,055	$265,458
State	339,051	265,454
Local	218,844	214,518
Research tax credits	50,842	45,320

For federal income tax purposes, $0.3 million of NOL carryforwards expire in 2037. The remaining federal NOL carryforwards were generated subsequent to January 1, 2018, and therefore, are able to be carried forward indefinitely.

For state income tax purposes, NOL carryforwards begin expiring in 2037, and expire through 2044.

For local income tax purposes related to the city of Philadelphia, NOL carryforwards begin expiring in 2024, and expire through 2044. NOL carryforwards generated prior to 2022 expire after three years, whereas NOL carryforwards generated in 2022 and after expire after 20 years.

As of December 31, 2024, the Company also had $11.4 million of federal research and development and $39.4 million orphan drug tax credit carryforwards that will begin to expire in 2038 and 2040, respectively, unless previously utilized.

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

The Company will recognize interest and penalties related to uncertain tax positions as a component of interest income, net. As of December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. Tax years from 2021 and after remain subject to examination by the taxing jurisdictions. The NOL and tax credit carryforwards remain subject to review until utilized.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

14. Segment Reporting

Operating segments are defined as components of an enterprise which engages in business activities from which it may recognize revenues and incur expenses about which separate discrete information is available for evaluation by the chief operating decision maker, or CODM, in deciding how to allocate resources and in assessing performance. The Company operates in a single reportable segment, developing and advancing genetic medicines designed to target critical underlying pathology of neurodegenerative diseases.

The accounting policies of the single segment are the same as those described in the summary of significant accounting policies. The Company’s CODM is its chief executive officer.

The measure of segment assets is reported on the balance sheet as total assets. All assets are located within the United States.

The CODM uses net loss as reported on our statement of operations to assess the Company’s performance. Our CODM also uses cash forecast in deciding where to invest or expand operations within the business. In these cash forecasts, research and development expenses and general and administrative expenses exclude certain non-cash items such as share based compensation and depreciation and amortization expenses.

The following table summarizes significant segment expenses:

	December 31,
(in thousands)	2024	2023
Research and development
Wages, benefits and other payroll	$12,265	$16,762
Third-party costs	22,691	36,304
Share-based compensation	2,529	5,554
Depreciation and amortization	2,694	2,799
Total research and development expenses	40,179	61,419
General and administrative
Wages, benefits and other payroll	9,255	11,606
Third-party costs	12,055	12,352
Amended Catalent agreements expense	—	11,333
Share-based compensation	3,291	5,367
Depreciation and amortization	387	922
Total general and administrative expenses	24,988	41,580
Impairment of long-lived assets	5,233	5,390
Loss from operations	70,400	108,389
Other (income) expense, net	(5,633)	(6,327)
Net loss	$64,767	$102,062

The components of Other (income) expense, net are futher described in note 3 to the financial statements.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

15. Subsequent Events

On January 8, 2025, the board of directors of the Company approved, and management began to implement, a restructuring plan, or the Restructuring Plan, to (i) cease its lab operations at its leased laboratory space in Hopewell, New Jersey and (ii) reduce operating costs and better align its workforce with the needs of its strategic research and development strategy. The implementation of the Restructuring Plan should be substantially complete by the end of the first quarter 2025. Under the Restructuring Plan, the Company is reducing its overall workforce by approximately 55%. Impacted employees are eligible to receive severance benefits which the Company estimates will approximate $1.7 million. These severance benefits are contingent upon an impacted employee’s execution (and non-revocation) of a severance agreement, which includes a general release of claims against the Company. Following the Restructuring Plan, as of January 31, 2024, the Company had 27 full-time employees.

In connection with the Restructuring Plan, the Company is pursuing opportunities to sublease the remaining space leased under the Laboratory Lease Agreement to offset portions of its financial obligations and is pursuing opportunities to sell the laboratory equipment. As a result, the Company reassessed asset groups and evaluated such asset groups for impairment under FASB ASC Topic 360, Long-lived assets: Impairment or disposal of long-lived assets, for all long-lived assets related to the leased laboratory space, which comprises primarily of ROU assets, leasehold improvements and laboratory equipment. As a result, the Company expects to recognize impairment expenses for its laboratory equipment of approximately $1.0 million to $3.0 million in the three-month period ending March 31, 2025. This range is preliminary and may change subject to management’s finalization of assumptions used in impairment testing.

On January 31, 2025 the Company amended its Transition Services Agreement with Gemma Biotherapeutics, pursuant to the First Amendment to the Transition Services Agreement, dated January 31, 2025, which extended the agreement through May 31, 2025, unless terminated earlier.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control – Integrated Framework (2013). Based on our assessment, our management has concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. For as long as we remain an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or a non-accelerated filer as defined in the Exchange Act, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

During the three months ended December 31, 2024, none of our directors or officers, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of a “Rule 10b5-1 trading agreement” or “non-Rule 10b-51 trading agreement,” as those terms are defined in Regulations S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(3)	Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation, dated May 30, 2023.	10-Q	001-39231	August 7, 2023

3.2	Amended and Restated Bylaws, dated December 1, 2022.	8-K	001-39231	December 2, 2022

4.1	Form of Common Stock Certificate	S-1/A	333-236214	February 18, 2020

4.2	Description of Registrant’s Securities	10-K	001-39231	March 3, 2021

10.1	Lease, dated April 10, 2020, by and between the Registrant and Commerce Square Partners - Philadelphia Plaza, L.P.	10-Q	001-39231	May 11, 2020

10.2	First Amendment to Lease, dated April 10, 2020, by and between the Registrant and Philadelphia Plaza – Phase II LP	10-Q	001-39231	May 11, 2020

10.3	Form of Indemnification Agreement between the Registrant and its directors and officers	S-1	333-236214	February 3, 2020

10.4	Amended and Restated 2018 Equity Incentive Plan, as amended, and forms of award agreements.	S-1	333-236214	February 3, 2020

10.5	2020 Equity Incentive Plan of the Registrant, and forms of award agreements.	S-1/A	333-236214	February 18, 2020

10.6	2020 Employee Stock Purchase Plan of the registrant	S-1/A	333-236214	February 18, 2020

10.7˄	Lease, dated December 15, 2020 by and between the Registrant and Hopewell Campus Owner, LLC	8-K	001-39231	December 18, 2020

10.8	2021 Equity Inducement Plan	S-8	333-258000	July 19, 2021

10.9+†	Employment Agreement, dated October 10, 2022 by and between the Registrant and William Chou.	10-Q	001-39231	November 10, 2022
10.10+†	Employment Agreement dated September 10, 2019, as amended on February 26, 2020, by and between the Registrant and Edgar B. (Chip) Cale.	10-K	001-39231	March 6, 2023

10.11†˄	Amended and Restated Development Services and Clinical Supply Agreement, dated November 9, 2023, by and between the Registrant and Catalent Maryland, Inc.	10-K	001-39231	March 4, 2024

10.12+†	Employment Agreement, dated March 30, 2022, by and between the Registrant and Mark Forman.	10-K	001-39231	March 4, 2024

10.13+†	Employment Agreement, dated March 1, 2024, by and between the Registrant and Kathleen Borthwick.	10-K	001-39231	March 4, 2024

10.14+	Non-Employee Director Compensation Policy effective as of April 4, 2024	10-Q	001-39231	May 14, 2024

10.15†˄	Exclusive License Agreement (PBGM01), dated July 31, 2024, by and between the Registrant and Gemma Biotherapeutics, Inc.	10-Q	001-39231	November 13, 2024

10.16†˄	Exclusive License Agreement (PBKR03), dated July 31, 2024, by and between the Registrant and Gemma Biotherapeutics, Inc.	10-Q	001-39231	November 13, 2024

10.17†˄	Exclusive License Agreement (PBML04), dated July 31, 2024, by and between the Registrant and Gemma Biotherapeutics, Inc.	10-Q	001-39231	November 13, 2024

10.18†˄	Transition Services Agreement, dated July 31, 2024, by and between the Registrant and Gemma Biotherapeutics, Inc.	10-Q	001-39231	November 13, 2024

10.19†˄	Research, Collaboration & License Agreement, dated July 31, 2024, by and between the Registrant and Gemma Biotherapeutics, Inc.	10-Q	001-39231	November 13, 2024

10.20†˄	Second Amended and Restated Research, Collaboration & License Agreement, dated July 31, 2024, by and between the Registrant and the Trustees of the University of Pennsylvania	10-Q	001-39231	November 13, 2024

19.1˄	Insider Trading Policy				X

23.1	Consent of KPMG LLP, an independent registered public accounting firm.				X

24.1	Power of Attorney. Reference is made to the signature page hereto.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-39231	March 4, 2024

101.INS	Inline XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL).	X

+	Indicates management contract or compensatory plan, contract or agreement.
†	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.
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

PASSAGE BIO, INC.

Date: March 4, 2025	By:	/s/ William Chou, M.D.
	Name:	William Chou, M.D.
	Title:	Chief Executive Officer and Director

Date: March 4, 2025	By:	/s/ Kathleen Borthwick
	Name:	Kathleen Borthwick
	Title:	Chief Financial Officer

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

Signature	Title	Date
/s/ William Chou, M.D.	President, Chief Executive Officer and Director	March 4, 2025
William Chou, M.D.	(Principal Executive Officer)
/s/ Kathleen Borthwick	Chief Financial Officer	March 4, 2025
Kathleen Borthwick	(Principal Financial and Accounting Officer)
/s/ Maxine Gowen, Ph.D.	Director	March 4, 2025
Maxine Gowen, Ph.D.
/s/ Athena Countouriotis, M.D.	Director	March 4, 2025
Athena Countouriotis, M.D.
/s/ Saqib Islam	Director	March 4, 2025
Saqib Islam
/s/ Sandip Kapadia	Director	March 4, 2025
Sandip Kapadia
/s/ Thomas Kassberg	Director	March 4, 2025
Thomas Kassberg
/s/ Derrell Porter, M.D.	Director	March 4, 2025
Derrell Porter, M.D.
/s/ Dolan Sondhi, Ph.D.	Director	March 4, 2025
Dolan Sondhi, Ph.D.