Form 10-Q
period 2025-03-31
Passage BIO, Inc.
filed 2025-05-13
CIK 1787297

Y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 8, 2025, the registrant had 62,148,274 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “forecast,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our plans to develop and commercialize our product candidates, the timing and results of our ongoing or planned preclinical studies and clinical trials, risks associated with clinical trials, including our ability to adequately manage clinical activities, unexpected concerns that may arise from additional data or analysis obtained during clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the clinical utility of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the willingness of healthcare professionals to use our product candidates, the timing, or amount, of receipt of any potential future milestone and royalty payments, the sufficiency of our cash and cash equivalents, general economic, industry and market conditions, including fluctuating interest rates and inflation, potential tariffs, a potential federal government shutdown, instability in the global banking system, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

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

PART I-FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Passage Bio, Inc.

Balance Sheets

	(Unaudited)
(in thousands, except share and per share data)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$63,357	$37,573
Marketable securities	—	39,183
Prepaid expenses and other current assets	2,121	838
Prepaid research and development	1,191	1,221
Total current assets	66,669	78,815
Property and equipment, net	5,523	9,331
Right of use assets - operating leases	13,540	13,803
Other assets	274	463
Total assets	$86,006	$102,412
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,458	$742
Accrued expenses and other current liabilities	3,994	6,707
Non-refundable sublicense and transition services payments received	8,732	8,226
Operating lease liabilities	3,641	3,688
Total current liabilities	17,825	19,363
Operating lease liabilities - noncurrent	21,475	21,788
Total liabilities	39,300	41,151

Commitments and contingencies (note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding at both March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value: 300,000,000 shares authorized; 62,148,274 shares issued and outstanding at March 31, 2025 and 62,061,774 shares issued and outstanding at December 31, 2024	6	6
Additional paid‑in capital	721,340	720,482
Accumulated other comprehensive income (loss)	—	8
Accumulated deficit	(674,640)	(659,235)
Total stockholders’ equity	46,706	61,261
Total liabilities and stockholders’ equity	$86,006	$102,412

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2025	2024
Operating expenses:
Research and development	$7,737	$11,535
General and administrative	6,085	6,515
Impairment of long-lived assets	2,637	—
Loss from operations	(16,459)	(18,050)
Other income (expense), net	1,054	1,339
Net loss	$(15,405)	$(16,711)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.25)	$(0.30)
Weighted average common shares outstanding, basic and diluted	62,109,991	56,295,540
Comprehensive loss:
Net loss	$(15,405)	$(16,711)
Unrealized gain (loss) on marketable securities	(8)	(26)
Comprehensive loss	$(15,413)	$(16,737)

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Stockholders’ Equity

(Unaudited)

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2025	62,061,774	$6	$720,482	$8	$(659,235)	$61,261
Exercise of stock options and vesting of restricted stock units	86,500	—	—	—	—	—
Unrealized gain (loss) on marketable securities	—	—	—	(8)	—	(8)
Share‑based compensation expense	—	—	858	—	—	858
Net loss	—	—	—	—	(15,405)	(15,405)
Balance at March 31, 2025	62,148,274	$6	$721,340	$—	$(674,640)	$46,706

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

Passage Bio, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Cash flows used in operating activities:
Net loss	$(15,405)	$(16,711)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	201	806
Share‑based compensation	858	1,595
Amortization of premium and discount on marketable securities, net	129	(444)
Impairment of long-lived assets	2,637	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, and other assets	(709)	(1,090)
Prepaid research and development	30	758
Non-refundable sublicense and transition services payments received	506	—
Right of use assets and operating lease liabilities	(97)	(45)
Accounts payable	716	389
Accrued expenses and other current liabilities	(2,713)	(4,187)
Net cash provided by (used in) operating activities	(13,847)	(18,929)
Cash flows provided by (used in) investing activities:
Purchases of marketable securities	—	(13,809)
Sales or maturities of marketable securities	39,046	39,060
Sale of property and equipment and other assets	585	—
Net cash provided by (used in) investing activities	39,631	25,251
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock under the ATM Facility, net of offering costs	—	8,742
Net cash provided by (used in) financing activities	—	8,742
Net increase (decrease) in cash and cash equivalents	25,784	15,064
Cash and cash equivalents at beginning of period	37,573	21,709
Cash and cash equivalents at end of period	$63,357	$36,773
Supplemental disclosure of non‑cash investing and financing activities:
Unrealized gain (loss) on marketable securities	$(8)	$(26)
Deferred proceeds from equipment sale in other current assets	(585)	—
Right of use assets recognized upon the commencement of sublease	$—	$(422)
Operating lease liabilities recognized upon the commencement of sublease	$—	$422

See accompanying notes to unaudited interim financial statements.

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

2. Risks and Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $674.6 million as of March 31, 2025. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.

The Company’s operations have consisted primarily of conducting preclinical studies, developing licensed technology, conducting clinical trials, and the development and manufacturing of clinical supply to support clinical trials. The Company faces risks associated with early-stage biotechnology companies whose product candidates are in development. Product candidates currently under development will require significant additional research and development efforts, the establishment of manufacturing capacity and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital for the Company to complete its research and development, achieve its regulatory objectives, defend its intellectual property rights, and recruit and retain skilled personnel, and key members of management. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

On March 5, 2021, the Company entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, relating to the applicable terms of at-the-market equity offerings, or the ATM Facility, pursuant to which the Company may, but is not obligated to, offer and sell, from time to time, shares of its common stock with an aggregate offering price up to $125.0 million through Cowen, as sales agent in the ATM Facility. The Company issued 6,000,000 shares of common stock under the ATM Facility, resulting in net proceeds of $8.7 million, after deducting offering costs of $0.3 million in March 2024. The Company is limited to $15.8 million in its capacity to offer and sell shares of its common stock under this sales agreement pursuant to the prospectus supplement to its shelf registration statement on Form S-3, filed on March 5, 2025. As of March 31, 2025, $15.8 million of capacity remains available to be sold under the ATM Facility.

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

In accordance with Accounting Standards Update, or ASU, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As of the issuance date of these financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its forecasted operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these financial statements.

3. Summary of Significant Accounting Policies

The Company’s complete summary of significant accounting policies can be found in “Note 3. Summary of Significant Accounting Policies” in the audited financial statements included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2024.

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the SEC, which permits reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying balance sheets, statements of operations and comprehensive loss, stockholders’ equity, and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2024 Annual Report filed on Form 10-K.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains a deposit account in a federally insured financial institution in excess of federally insured limits. The Company also maintains a portfolio of money market funds, which is diversified to limit exposure related to counterparty risk, industry risk, and security type risk. The Company maintains an investment policy which dictates the allocation of funds within its portfolio of money market funds. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash and cash equivalents beyond the normal credit risk associated with commercial banking relationships and money market funds.

Cash and Cash Equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of March 31, 2025 consisted of money market funds as described in Note 4. Cash consists of cash deposits at banking institutions.

Marketable Securities

The Company classifies its marketable securities with original maturities of greater than three months as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in comprehensive loss and accumulated other comprehensive income (loss) within stockholders’ equity. Any premium or discount arising at purchase of debt securities is amortized and/or accreted over the term of the security to other income (expense), net. Gains or losses on marketable securities sold are recognized as a component of other income (expense), net in the statement of operations and comprehensive loss on the specific identification method. All marketable securities are available for use, as needed, to fund operations and therefore, the Company classifies all marketable securities as current assets within the balance sheet. As of March 31, 2025, the Company had no marketable securities.

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

When property and equipment are retired or otherwise disposed of, the costs and accumulated depreciation and amortization are removed from the respective accounts, with any resulting gain or loss recognized concurrently. The Company recognized de minimus losses on disposals of property and equipment for the three months ended March 31, 2025. The Company did not recognize any losses on disposals of property and equipment for the three months ended March 31, 2024.

The Company reviews long-lived assets, such as property and equipment, for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company recognized impairment expenses for laboratory equipment and certain other assets of $2.6 million for the three months ended March 31, 2025. The Company did not recognize any impairment expenses for long-lived assets for the three months ended March 31, 2024.

The impairment expenses for the three months ended March 31, 2025, relate to the Company’s January 2025 announcement to reduce its overall workforce by 55% and cease its lab operations in Hopewell, New Jersey. As a result, the Company reassessed asset groups at its lab in Hopewell, New Jersey, and evaluated such asset groups for impairment under FASB ASC Topic 360, Long-lived assets: Impairment or disposal of long-lived assets. The Company determined the laboratory equipment was a separate asset group based on management’s implemented plans to sell the laboratory equipment and estimated the fair value of the laboratory equipment based on the estimated future cash flows from the sale of such equipment. Subsequent to recording the impairment, the Company entered into a sales agreement for $1.2 million for substantially all the laboratory equipment and certain other assets. As of March 31, 2025, $0.6 million of the sales proceeds remained outstanding and is included in other current assets on the balance sheet.

Leasing

The Company evaluates leases at their inception to determine if they are an operating lease or a finance lease. As of March 31, 2025, the Company has classified all leases with terms greater than one year, as operating leases.

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

The Company reviews long-lived assets, such as right of use assets, or ROU assets, for impairment when events or changes indicate the carrying amount of the ROU assets may not be recoverable. The Company did not recognize any impairment expenses for ROU assets for the three months ended March 31, 2025 and 2024.

Research and Development

Research and development costs are expensed as incurred and consist primarily of expenses incurred with the Trustees of the University of Pennsylvania’s, or Penn’s, Gene Therapy Program, or GTP, Gemma Biotherapeutics, Inc., or Gemma, contract research organizations, contract manufacturing organizations, internal analytical and testing activities, and employee-related expenses, including salaries, benefits, and share-based compensation. Management makes estimates of the Company’s external accrued research and development expenses, which primarily relates to contract research organizations and contract manufacturing organizations, as of each balance sheet date in the Company’s financial statements based on an estimate of progress to completion of specific tasks using facts and circumstances known to the Company at that time. The Company determines the estimates by reviewing contracts, vendor agreements, change orders, and through discussions with the Company’s internal clinical personnel and external service providers as to the progress to completion of services and the agreed-upon fee to be paid for such services. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual and related expenses accordingly.

Other Income (Expense), Net

Other income (expense), net consists of interest earned on cash equivalents and marketable securities, amortization of premium and discount on marketable securities, and income from subleases.

The Company recorded $1.1 million to other income (expense), net for the three months ended March 31, 2025, which consisted of $0.7 million attributable to interest income and the amortization of premium and discount on the Company’s marketable securities, and $0.4 million related to income from subleases.

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

The expected term of the stock options is estimated using the “simplified method,” as the Company has limited historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option. For stock price volatility, the Company uses a composite of comparable public company data as a basis for its expected volatility and considers the historic volatility of its common stock from its initial public offering to date to calculate the fair value of option grants. The selection of comparable public company data requires the application of management’s judgement.

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

At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method set forth in ASC 606. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as those subject to regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the statements of operations and comprehensive loss in the period of adjustment.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Stock options	14,096,178	12,392,973
Unvested restricted stock units	1,250,000	400,167
Employee stock purchase plan	16,952	91,663
	15,363,130	12,884,803

Recently Issued Accounting Pronouncements

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

4. Cash, Cash Equivalents and Marketable Securities

The following table provides details regarding the Company’s portfolio of cash and cash equivalents:

	Cost or
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
March 31, 2025:
Cash accounts in banking institutions	$2,537	$—	$—	$2,537
Money market funds	60,820	—	—	60,820
Total	$63,357	$—	$—	$63,357

December 31, 2024:
Cash accounts in banking institutions	$3,527	$—	$—	$3,527
Money market funds	29,058	—	—	29,058
Commercial paper	4,988	—	—	4,988
Total	$37,573	$—	$—	$37,573

As of March 31, 2025 all of the Company’s marketable securities matured and the proceeds were invested into money market funds, which are included in cash and cash equivalents on the Company’s balance sheet.

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

	Fair value measurement at
	reporting date using
	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
March 31, 2025:
Assets
Cash equivalents:
Money market funds	$60,820	$—	$—
Total cash equivalents	60,820	—	—
Total financial assets	$60,820	$—	$—

December 31, 2024:
Assets
Cash equivalents:
Money market funds	$29,058	$—	$—
Commercial paper	—	4,988	—
Total cash equivalents	29,058	4,988	—

Marketable securities:
Certificates of deposit	—	5,971	—
Commercial paper	—	25,439	—
Corporate debt securities	—	1,865	—
U.S. government securities	—	5,908	—
Total marketable securities	—	39,183	—
Total financial assets	$29,058	$44,171	$—

All of the marketable securities had contractual maturities less than one year as of December 31, 2024 and unrealized gains and losses on the marketable securities were de minimus as of December 31, 2024.

Non-Financial Instruments

Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest. Significant increases or decreases in actual cash flows may result in valuation changes. Assets remeasured in the three months ended March 31, 2025 include the laboratory equipment and certain other assets which were sold prior to March 31, 2025 and are not included in the balance sheet as of March 31, 2025. The impairment related to the remeasurement of $2.6 million is included in the statement of operations for the three months ended March 31, 2025. There were no assets remeasured in the three months ended March 31, 2024.

6. Property and Equipment, Net

Property and equipment, net, consists of the following:

(in thousands)	March 31, 2025	December 31, 2024
Laboratory equipment	$—	$10,020
Office equipment	107	119
Computer hardware and software	988	1,111
Furniture and fixtures	419	419
Leasehold improvements	7,386	7,386
Total property and equipment	8,900	19,055
Accumulated depreciation and amortization	(3,377)	(9,724)
	$5,523	$9,331

In connection with the Company’s January 2025 announcement to reduce its overall workforce by 55% and cease its lab operations in Hopewell, New Jersey, management implemented plans to sell substantially all the laboratory equipment and certain other assets and estimated the fair value of the assets based on the estimated future cash flows from the sale of such assets. Subsequent to recording the impairment of $2.6 million, the Company entered into a sales agreement for $1.2 million for substantially all of the laboratory equipment and certain other assets. As a result, the Company did not record any depreciation on the impaired and disposed laboratory equipment during the three months ended March 31, 2025 as the equipment was considered held-for-sale in January 2025. Neither laboratory equipment nor accumulated depreciation related to such equipment are recorded on the balance sheet as of March 31, 2025.

Depreciation and amortization expense was $0.2 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Professional fees	$442	$406
Compensation and related benefits	1,568	4,405
Research and development	1,984	1,896
	$3,994	$6,707

8. Gemma License Agreement

On July 31, 2024, the Company entered into a series of sublicense agreements with Gemma in connection with the outlicense of PBGM01 for the treatment of GM1 gangliosidosis, or GM1, PBKR03 for the treatment of Krabbe disease, and PBML04 for the treatment of metachromatic leukodystrophy, or MLD, collectively the Outlicensed Programs, and such agreements, the Gemma Sublicenses. Pursuant to the Gemma Sublicenses, the Company is entitled to receive (i) initial payments of $10.0 million for licenses and clinical product supply, $5.0 million of which was received in the three months ended September 30, 2024, and $5.0 million of which was due in December 2024; (ii) up to an additional $10.0 million contingent on the completion by Gemma of certain business milestones; (iii) up to an additional $114.0 million in development and commercial milestone payments; and (iv) single digit royalties as a percentage of annual worldwide net sales, in exchange for sublicenses to relevant intellectual property, transfer of regulatory dossiers and transfer of clinical trial materials and product supply related to the Outlicensed Programs. Gemma will be responsible for all payments due to Penn under the Company’s research, collaboration and licensing agreement with Penn, or the Penn License Agreement, related to the Outlicensed Programs. On July 31, 2024 the Company also entered into a transition, services agreement with Gemma, or the Transition Services Agreement, as amended by the First Amendment to the Transition Services Agreement, dated January 31, 2025, pursuant to which, the Company will provide transitional services at cost to Gemma through May 31, 2025, unless terminated earlier, and be entitled to reimbursement for transitional services performed retroactively from March 1, 2024, related to the transfer of the Outlicensed Programs. As of March 31, 2025, the Company has collected $5.0 million in initial payments and $3.7 million in transition services payments under these agreements.

See Note 14 for amendments to the Gemma Sublicenses subsequent to the date of these financial statements.

As Gemma is a newly-formed company with a limited history of operations, the Company will not recognize revenue under ASC 606 until the Company either (i) has received payment and there are no remaining obligations to transfer goods and services under the Gemma Sublicenses and Transition Services Agreement (as payments received by Gemma are nonrefundable), or (ii) concludes that substantially all of the transaction price is collectible. As of March 31, 2025, the Company has received an initial payment of $5.0 million associated with the aggregate $10.0 million of payments to be made under the Gemma Sublicenses for licenses and clinical product supply and $3.7 million associated with the Transition Services Agreement. The Company recorded the $8.7 million received as non-refundable sublicense and transition services payments received on the balance sheet as of March 31, 2025, as the criteria set forth above has not yet been met.

9. Severance

In January 2025, the Company announced a workforce reduction to reduce operating expenses and to extend its cash runway. In connection with the announcement, the Company reduced headcount by approximately 55%.

In accordance with ASC 420, Exit and Disposal Activities, the Company recorded severance and termination-related costs of $0.4 million in general and administrative expenses and $1.3 million in research and development expenses for the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company recorded no severance and termination-related costs in general and administrative expenses or in research and development expenses. As of March 31, 2025, there were no unpaid severance and termination-related costs.

10. Leases

2005 Market Street Lease Agreement

The Company is party to a lease agreement for office space, or the 2005 Market Street Lease Agreement, in Philadelphia, Pennsylvania. Under the 2005 Market Street Lease Agreement, the Company leased approximately 37,000 square feet. The 2005 Market Street Lease Agreement commenced in February 2021 and is expected to expire in December 2031. The Company has an option to extend the term of the 2005 Market Street Lease Agreement by two additional terms of five years each. The Company has an option to early terminate the 2005 Market Street Lease Agreement as of April 2029, given notice is provided to the landlord no less than fifteen months prior to April 2029. The optional extension and termination terms were not recognized as part of the Company’s measurement of the ROU asset and operating lease liability as of March 31, 2025. In 2023, the Company subleased all of the space at 2005 Market Street as further described in Sublease Agreement A and Sublease Agreement B below.

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

1835 Market Street Sublease Agreement

On February 20, 2024, the Company entered into a sublease agreement with a counterparty, or the 1835 Market Street Sublease Agreement. Under the 1835 Market Street Sublease Agreement, the Company subleased approximately 16,000 square feet of office space in Philadelphia, Pennsylvania. The sublease term began on March 26, 2024 and expires on September 30, 2025. The Company has the option to extend the term of the sublease agreement through February 28, 2029. The base sublease rent is $0.3 million per year for the original 18-month term of the sublease. Additionally, the Company is required to pay utility costs associated with the subleased premises. The optional extension was not recognized as part of the Company’s measurement of the ROU asset and operating lease liability as of March 31, 2025.

Laboratory Lease Agreement

The Company is also party to a lease agreement for laboratory space, or the Laboratory Lease Agreement, in Hopewell, New Jersey. The laboratory is focused on state-of-the-art analytical capabilities, assay development and validation, and clinical product testing to support both viral vector manufacturing and clinical development. The Laboratory Lease Agreement commenced in March 2021 and is expected to expire in March 2036. The Company has an option to extend the term of the Laboratory Lease Agreement by up to two five-year terms. This option to extend was not recognized as part of the Company's measurement of the ROU asset and operating lease liability as of March 31, 2025.

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

In 2024, the Company determined triggering events were present and reassessed the asset groups related to its laboratory space under the Laboratory Lease Agreement, which resulted in changes to the Company’s identified asset groups. The Company determined whether an impairment indicator was present for each of the new asset groups. Where an impairment indicator was present, the Company compared the estimated undiscounted cash flows to the carrying value, which includes ROU assets, leasehold improvements, and other property and equipment allocable to the laboratory space for those asset groups. The Company concluded the carrying values of certain asset groups were not recoverable as it exceeded the estimated undiscounted cash flows. The Company calculated the amount of impairment on those asset groups using a discounted cash flow model to calculate the fair value of the asset group which incorporated the net identifiable cash flows for the term of the Hopewell Sublease Agreement, including an estimate for cash flows in the residual period, and an estimated borrowing rate of a market participant subtenant. The impairment charge was recorded as of the sublease execution date.

In connection with the January 2025 announcement to reduce its overall workforce by 55% and cease its lab operations in Hopewell, New Jersey, the Company determined triggering events were present and reassessed its asset groups related to its laboratory space under the Laboratory Lease Agreement. Laboratory equipment was separated from the ROU assets and leasehold improvements allocable to the laboratory space as the equipment was no longer being used in operations and the Company had implemented a plan to sell those assets. For the ROU assets and allocable leasehold improvements, the Company compared the estimated undiscounted cash flows from subleasing to the carrying value and determined there was no impairment. The Company is pursuing additional opportunities to sublease additional space to further offset portions of its financial obligations under the Laboratory Lease and if successful, additional impairments to ROU assets and leasehold improvements could occur based on the economic terms included in such agreements.

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

(in thousands)
2025	$2,905
2026	3,757
2027	3,863
2028	3,973
2029	4,085
Thereafter	21,621
Total undiscounted lease payments	40,205
Less: imputed interest	(15,089)
Total lease liabilities	$25,116

The following table summarizes lease expense by lease type that was recognized during the three months ended March 31, 2025 and 2024:

	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Operating lease cost	$880	$831
Variable lease cost	538	720
	$1,418	$1,551

The following table shows the weighted average discount rate and weighted average remaining lease term of the operating leases:

	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Weighted-average discount rate	9.7%	9.7%
Weighted-average remaining lease term (years)	10.0	10.9

The cash paid for amounts included in the measurement of our operating lease liabilities for the three months ended March 31, 2025 and 2024 were $1.0 million and $0.9 million, respectively, recorded in operating cash flows.

The following table summarizes sublease income that was recognized in other income (expense), net during the three months ended March 31, 2025 and 2024:

	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Sublease rental income	$367	$57

11. Commitments and Contingencies

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

See Note 14 for amendments to the Gemma Sublicenses subsequent to the date of these financial statements.

Catalent Agreements

The Company has entered into a collaboration agreement, and a development services and clinical supply agreement, or the Amended Catalent Agreements, with Catalent Maryland, a unit of Catalent, Inc. acquired by Novo Holdings A/S, or Catalent, to secure clinical scale manufacturing capacity for batches of active pharmaceutical ingredients for the Company’s gene therapy product candidates. Under the terms of the Amended Catalent Agreements, Catalent agreed to manufacture batches of drug product for the Company’s gene therapy product candidates.

The Amended Catalent Agreements remain in effect until November 6, 2030, and establish a limited exclusive relationship between the Company and Catalent for the manufacture of bulk drug substance and drug product for the Company’s adeno-associated virus delivery therapeutic product candidates for the treatment of FTD and GM1. The limited exclusive relationship under the Amended Catalent Agreements converts to a non-exclusive relationship (i) in the event Catalent fails to meet certain performance standards and (ii) following certain conditional events related to the divestiture by the Company of either FTD or GM1, in which case, if such events occur, the Company would pay Catalent certain fees. The outlicense of GM1 to Gemma under the Outlicense Transaction Agreements, and subsequent business decisions implemented by Gemma in their sole discretion, could be considered an event related to the divesture of GM1 under the Amended Catalent Agreements and require the Company to make payment of certain fees to Catalent, which fees are immaterial.

Litigation

In the normal course of business, the Company from time to time is named as a party to legal claims and actions. The Company records a loss contingency reserve for a legal proceeding when the potential loss is considered probable and can be reasonably estimated. The Company has not recorded any amounts for loss contingencies as of March 31, 2025.

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

The total number of shares authorized under the Incentive Plan as of March 31, 2025 was 18,951,956. Additionally, 3,635,337 shares previously issued under the 2018 Plan which were forfeited are available for issuance under the Incentive Plan. As of March 31, 2025, 7,861,621 shares were available for future grants under the Incentive Plan. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Incentive Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021 and continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on

December 31st of the preceding calendar year, subject to the discretion of the board of directors to determine a lesser number of shares shall be added for such year. As a result, the number of shares reserved for issuance under the Incentive Plan increased by 3,103,089 and 2,747,206 shares in January 2025 and 2024, respectively.

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

The Inducement Plan was approved by the Company’s board of directors in July 2021. The total number of shares authorized under the Inducement Plan as of March 31, 2025 was 2,500,000. Of this amount, 1,637,206 shares were available for future grants as of March 31, 2025. The Inducement Plan provides for the granting of nonqualified stock options and restricted stock awards to employees hired by the Company, as determined by the Company’s board of directors. The Company’s stock options awarded to date under the Inducement Plan vest based on requisite service period and have a term of ten years. The Company’s restricted stock units awarded to date under the Inducement Plan vest based on requisite service period and have a term based on each award agreement.

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded share-based compensation expense in the following expense categories in its accompanying statements of operations and comprehensive loss for the period presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Research and development	$244	$818
General and administrative	614	777
	$858	$1,595

The following table summarizes stock option activity for the three months ended March 31, 2025:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2025	11,554,173	$3.88	7.5
Granted	3,587,035	0.40
Exercised	—	—
Forfeited	(1,045,030)	1.43
Expired	—	—
Outstanding at March 31, 2025	14,096,178	$3.18	7.8
Vested and exercisable at March 31, 2025	6,480,590	$5.82	6.2
Vested or expected to vest at March 31, 2025	14,096,178	$3.18	7.8

The weighted average grant date fair value of options granted was $0.31 and $1.12 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the total unrecognized compensation expense related to unvested stock option awards was $4.9 million, which the Company expects to recognize over a weighted average period of 2.5 years.

The aggregate intrinsic value of options exercised, options outstanding, and options exercisable were each de minimus during the three months ended March 31, 2025 and 2024.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Three Months Ended March 31,
	2025		2024
Expected volatility	93.8%		88.4%
Risk‑free interest rate	4.1%		4.3%
Expected term	6.0	years	6.0	years
Expected dividend yield	—		—

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

The following table summarizes activity related to RSU awards during the three months ended March 31, 2025:

		Weighted average
	Number of shares	grant date fair value
Unvested balance at January 1, 2025	141,834	$2.24
Granted	1,200,000	0.59
Vested	(86,500)	3.21
Forfeited	(5,334)	4.52
Unvested balance at March 31, 2025	1,250,000	$0.58

As of March 31, 2025, the total unrecognized expense related to all RSUs was $0.7 million, which the Company expects to recognize over a weighted-average period of 1.7 years.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan, or the ESPP, became effective on February 28, 2020. The ESPP authorizes the issuance of up to 1,981,766 shares of the Company’s common stock. Of this amount, 1,273,435 were available for future grants as of March 31, 2025. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years, in an amount equal to one percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors to determine a lesser number of shares shall be added for such year. As a result, on January 1, 2025, subject to the discretion of the board of directors, the shares authorized for issuance under the ESPP was not increased.

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

In accordance with the guidance in ASC Topic 718-50, Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock at 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black-Scholes option-pricing model and is recognized over the withholding period. No share-based compensation expense related to the ESPP was recorded during the three months ended March 31, 2025 and 2024.

13. Segment Reporting

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

The accounting policies of the single segment are the same as those described in the summary of significant accounting policies in the Company’s 2024 Annual Report filed on Form 10-K. The Company’s CODM is its chief executive officer.

The measure of segment assets is reported on the balance sheet as total assets. All assets are located within the United States.

The CODM uses net loss as reported on our statement of operations to assess the Company’s performance. The CODM also uses cash forecast in deciding where to invest or expand operations within the business. In these cash forecasts, research and development expenses and general and administrative expenses exclude certain non-cash items such as share based compensation and depreciation and amortization expenses.

The following table summarizes significant segment expenses:

	Three Months Ended March 31,
(in thousands)	2025	2024
Research and development
Wages, benefits and other payroll	$3,589	$3,411
Third-party costs	3,794	6,612
Share-based compensation	244	818
Depreciation and amortization	110	694
Total research and development expenses	7,737	11,535
General and administrative
Wages, benefits and other payroll	2,790	2,300
Third-party costs	2,603	3,326
Share-based compensation	614	777
Depreciation and amortization	78	112
Total general and administrative expenses	6,085	6,515
Impairment of long-lived assets	2,637	—
Loss from operations	16,459	18,050
Other (income) expense, net	(1,054)	(1,339)
Net loss	$15,405	$16,711

14. Subsequent Events

On May 7, 2025, the Company agreed to amend each of the Gemma Sublicenses to revise certain financial terms related to the Outlicensed Programs, or the Amended Gemma Sublicenses. Pursuant to the Amended Gemma Sublicenses, the Company is entitled to receive (i) an aggregate total of $15 million in initial payments for licenses and clinical product supply, of which $5 million was previously received; and (ii) an additional $5 million contingent on Gemma completing certain business milestones.

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

Our lead clinical product candidate, PBFT02, seeks to elevate progranulin levels to enhance lysosomal function and slow disease progression across a variety of neurodegenerative diseases. PBFT02 is a gene replacement therapy that utilizes an adeno-associated virus serotype 1, or AAV1, capsid to deliver a functional granulin gene, or GRN, encoding progranulin, or PGRN, to the brain via intra cisterna magna, or ICM, administration. The lead indication for PBFT02 is frontotemporal dementia, or FTD, caused by progranulin deficiency, or FTD-GRN. We believe this clinical product candidate has the potential to provide patients with significantly improved outcomes given the rigorous capsid and transgene selection process, and our chosen route of ICM administration, which provides the potential for enhanced benefits due to widespread vector delivery to the brain and spinal cord and an improved safety profile compared with systemic administration, due to the lower doses required.

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

Research Developments

We have entered into a series of sublicense agreements with Gemma Biotherapeutics, Inc., or Gemma, a newly formed genetic medicines company co-founded by Dr. James Wilson in connection with the outlicensing of PBGM01 for the treatment of GM1 gangliosidosis, or GM1, PBKR03 for the treatment of Krabbe disease, and PBML04 for the treatment of metachromatic leukodystrophy, or MLD, collectively the Outlicensed Programs, and such agreements, the Gemma Sublicenses. In addition, we have entered into a Transition Services Agreement, as amended, and a research, collaboration and license agreement, or the Gemma Collaboration Agreement, with Gemma. We refer to the Gemma Sublicenses, the Transition Services Agreement, and the Gemma Collaboration Agreement, collectively, as the Outlicense Transaction Agreements.

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

As of April 2025, interim safety highlights from Dose 1 of PBFT02 in FTD-GRN patients (n=7) included:

●	In five of seven patients, all treatment emergent adverse events were mild to moderate in severity.
●	Two of seven patients experienced a total of three serious adverse events. Patient 1 experienced the asymptomatic serious adverse events of venous sinus thrombosis, or VST, and hepatotoxicity, leading to a revised immunosuppression regiment in all subsequent patients (1,000 mg IV methylprednisolone on days 1-3 followed by 60 mg oral prednisone through day 60). Patient 7 also experienced the serious adverse event of VST, which was asymptomatic and completely resolved prior to day 30 following treatment with anticoagulants. Patient 7 had no evidence of hepatotoxicity, immune response, or other laboratory abnormalities.
●	No evidence of clinically significant immune responses in any patient who received the revised immunosuppression regimen.
●	No evidence of dorsal root ganglion toxicity, as measured by nerve conduction studies, and no complications during ICM administration were observed across any of the seven treated patients.
●	Patients treated with Dose 1 of PBFT02 (n=7) have been followed up to 23 months post-dose.

Given the robust PGRN expression observed among patients who received Dose 1 of PBFT02, and to allow for dose exploration and support the program regulatory strategy, we are evaluating Dose 2, which is 50% lower than Dose 1, in subsequent FTD-GRN patients.

As of May 2025, we have treated one patient with Dose 2 of PBFT02 and enrolled a second patient.

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

We received positive regulatory feedback on the clinical pathway to treating FTD-C9orf72 with PBFT02 in the ongoing upliFT-D trial and amended the upliFT-D clinical trial protocol to include two cohorts of FTD-C9orf72 patients to be enrolled sequentially. Each cohort will consist of three to five symptomatic FTD patients with C9orf72 gene mutations and patients will initially receive Dose 2 PBFT02. We expect to initiate dosing of FTD-C9orf72 patients in the first half of 2025. There are no disease modifying therapies approved for the treatment of FTD-C9orf72. Based on available literature, we estimate the prevalence of FTD-C9orf72 in the United States and Europe is approximately 21,000. We are currently enrolling FTD-C9orf72 patients in our upliFT-D trial.

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

Active Research Programs

We have one unnamed preclinical research program through the Gemma Collaboration Agreement and are exploring multiple potential treatment targets for Huntington’s disease.

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

Business Overview

We were incorporated in July 2017 under the laws of the State of Delaware. Since inception, our operations have consisted primarily of conducting preclinical studies, developing licensed technology, conducting clinical trials, and manufacturing clinical supply to support clinical trials. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. Historically, we have funded our operations through the sale of convertible preferred stock and public offerings of common stock. Our net losses were $15.4 million and $16.7 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $674.6 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of March 31, 2025, we had cash and cash equivalents of $63.4 million. We expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027.

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

On May 7, 2025, we agreed to amend each of the Gemma Sublicenses to revise certain financial terms related to the Outlicensed Programs, or the Amended Gemma Sublicenses. Pursuant to the Amended Gemma Sublicenses, we are entitled to receive (i) an aggregate total of $15 million in initial payments for licenses and clinical product supply, of which $5 million was previously received; and (ii) an additional $5 million contingent on Gemma completing certain business milestones.

In addition, we entered into the Transition Services Agreement, as amended by the First Amendment to the Transition Services Agreement, dated January 31, 2025, pursuant to which, we will provide transitional services at cost to Gemma through May 31, 2025, unless terminated earlier, and be entitled to reimbursement for transitional services performed retroactively from March 1, 2024, related to the transfer of the Outlicensed Programs. As of March 31, 2025, we have collected $5.0 million in initial payments and $3.7 million in transition services payments under these agreements. Subsequent to March 31, 2025, we have received an additional $0.4 million in transition services payments.

Collaboration and Manufacturing and Supply Agreements

Catalent

We have entered into a collaboration agreement, and a development services and clinical supply agreement, or the Amended Catalent Agreements, with Catalent Maryland, a unit of Catalent, Inc. acquired by Novo Holdings A/S, or Catalent, to secure clinical scale manufacturing capacity for batches of active pharmaceutical ingredients for our gene therapy product candidates. Under the terms of the Amended Catalent Agreements, Catalent agreed to manufacture batches of drug product for our gene therapy product candidates.

The Amended Catalent Agreements remain in effect until November 6, 2030, and establish a limited exclusive relationship between us and Catalent for the manufacture of bulk drug substance and drug product for our adeno-associated virus delivery therapeutic product candidates for the treatment of FTD and GM1. The limited exclusive relationship under the Amended Catalent Agreements converts to a non-exclusive relationship (i) in the event Catalent fails to meet certain performance standards and (ii) following certain conditional events related to the divestiture by us of either FTD or GM1, in which case, if such events occur, we would pay Catalent certain fees. The outlicense of GM1 to Gemma under the Outlicense Transaction Agreements, and subsequent business decisions implemented by Gemma in their sole discretion, could be considered an event related to the divesture of GM1 under the Amended Catalent Agreements and require us to make payment of certain fees to Catalent, which fees are immaterial.

Components of Results of Operations

Research and Development

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. These expenses include:

●	personnel expenses, including salaries, benefits and share-based compensation expense for employees engaged in research and development functions;
●	expenses incurred at and for our lab facilities, including rent, utilities, depreciation and amortization;
●	expenses incurred to conduct the necessary preclinical studies and clinical trials required to obtain regulatory approval, including payments to clinical research organizations, or CROs, and payments to Gemma for preclinical research and development;
●	expenses and fees paid to consultants who assist with research and development activities; and

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

We expect our research and development expenses to decrease in the near future as a result of the reduction of our overall workforce by 55% and cessation of our lab operations in Hopewell, New Jersey in January 2025. We expect that the reduction of expenses related to the Outlicensed Programs pursuant to the Outlicense Transaction Agreements will offset the increased expenses of advancing our remaining product candidates in the near future. If our product candidate portfolio progresses into later-stage clinical trials, we expect that our research and development expenses will increase in the future to support our continued research and development activities and production of clinical supply.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and share-based compensation expense, for employees and consultants in executive, finance, accounting, legal, information technology, product strategy, quality, regulatory, operations and human resource functions. General and administrative expenses also include professional and consulting services, headquarters facility costs, including rent, utilities, depreciation, amortization and maintenance, legal expenses related to intellectual property, litigation and corporate matters, insurance expense, expenses related to contract modifications or terminations, software expenses, expenses incurred to engage with patient advocacy organizations, and recruitment related expenses. We expect our general and administrative expenses to decrease in the near future in connection with the reduction of our overall workforce by 55% in January 2025.

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

Impairment of Long-Lived Assets

Impairment of long-lived assets consists of non-cash impairment charges recorded to our assets. We review long-lived assets, such as the right of use assets, or ROU assets, or property and equipment, for impairments when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. During the three months ended March 31, 2025, we recognized impairment expenses related to property and equipment and certain other assets in connection with the announcement to reduce our workforce by 55% and cease our lab operations in Hopewell, New Jersey. We reassessed asset groups at the lab in Hopewell, New Jersey, and evaluated such asset groups for impairment. We determined the laboratory equipment was a separate asset group based on management’s implemented plans to sell the laboratory equipment and estimated the fair value of the laboratory equipment based on the estimated future cash flows from the sale of such equipment.

Other Income (Expense), Net

Other income (expense), net consists of interest earned on our cash equivalents and marketable securities, amortization of premium and discount on our marketable securities, and income from subleases.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table sets forth our results of operations for the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
(in thousands)	2025	2024	Change
Operating expenses:
Research and development	$7,737	$11,535	$(3,798)
General and administrative	6,085	6,515	(430)
Impairment of long-lived assets	2,637	—	2,637
Loss from operations	(16,459)	(18,050)	1,591
Other income (expense), net	1,054	1,339	(285)
Net loss	$(15,405)	$(16,711)	$1,306

Research and Development Expenses

Research and development expenses decreased by $3.8 million to $7.7 million for the three months ended March 31, 2025 from $11.5 million for the three months ended March 31, 2024. The decrease was primarily due to the following:

●	a decrease of $1.6 million in preclinical research expenses primarily related to the termination of our discovery research obligation under the Penn Agreement;
●	a decrease of $0.6 million in share-based compensation expense related to reductions in headcount;
●	a decrease of $0.6 million in facility and other expenses related to decreased depreciation expenses in connection with the disposal of our laboratory equipment;
●	a decrease of $0.5 million in chemistry, manufacturing and control expenses primarily related to reduced costs in connection with the restructuring and ceased use of the lab in Hopewell, New Jersey;
●	a decrease of $0.4 million in professional fees; and
●	a decrease of $0.3 million in clinical operations expenses driven by lower activity in supporting the GM1 program, partially offset by increased activity for FTD;

These decreases were partially offset by:

●	an increase of $0.2 in wages and benefits related to severance costs incurred in the three months ended March 31, 2025 partially offset by lower headcount for a portion of the period.

General and Administrative Expenses

General and administrative expenses decreased by $0.4 million to $6.1 million for the three months ended March 31, 2025 from $6.5 million for the three months ended March 31, 2024. The decrease was primarily due to the following:

●	a decrease of $0.6 million in professional fees;
●	a decrease of $0.2 million in share-based compensation expense related to reductions in headcount; and
●	a decrease of $0.1 million in facility and other expenses.

These decreases were partially offset by:

●	an increase of $0.5 million wages and benefits related to severance costs incurred in the three months ended March 31, 2025 partially offset by lower headcount for a portion of the period.

Impairment of Long-Lived Assets

During the three months ended March 31, 2025, we recorded $2.6 million of impairment expense related to laboratory equipment and certain other assets which were revalued and subsequently sold from the Hopewell Laboratory Space.

During the three months ended March 31, 2024, we did not record any impairment expense.

Other Income (Expense), Net

Other income (expense), net decreased by $0.2 million to $1.1 million for the three months ended March 31, 2025 from $1.3 million for the three months ended March 31, 2024. The decrease was primarily due to the following:

●	a decrease of $0.6 million attributable to interest income and the amortization of premium and discount on our marketable securities.

The decrease was partially offset by:

●	an increase of $0.4 million attributable to income from subleases.

Liquidity and Capital Resources

Overview

As of March 31, 2025, we had $63.4 million in cash and cash equivalents and had an accumulated deficit of $674.6 million. We expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027.

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

On March 5, 2021, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, relating to the applicable terms of at-the-market equity offerings, or the ATM Facility, pursuant to which we may, but are not obligated to, offer and sell, from time to time, shares of our common stock with an aggregate offering price up to $125.0 million through Cowen, as sales agent in the ATM Facility. We issued 6,000,000 shares of common stock under the ATM Facility, resulting in net proceeds of $8.7 million, after deducting offering costs of $0.3 million in March 2024. We are limited to $15.8 million in our capacity to offer and sell shares of our common stock under this sales agreement pursuant to the prospectus supplement to our shelf registration statement on Form S-3, filed on March 5, 2025. As of March 31, 2025, $15.8 million of capacity remains available to be sold under the ATM Facility.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2025	2024
Cash provided by (used in) operating activities	$(13,847)	$(18,929)
Cash provided by (used in) investing activities	39,631	25,251
Cash provided by (used in) financing activities	—	8,742
Net increase (decrease) in cash and cash equivalents	$25,784	$15,064

Net Cash Provided by (Used in) Operating Activities

During the three months ended March 31, 2025, we used $13.8 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $15.4 million and a decrease in our operating assets of $2.2 million, partially offset by non-cash charges of $3.8 million related to depreciation, amortization, share-based compensation, amortization of premium and discount, net, and impairment of long-lived assets. The primary use of cash was to fund our operations related to the development of our product candidates.

During the three months ended March 31, 2024, we used $18.9 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $16.7 million and a net increase in our operating assets of $4.2 million, partially offset by net non-cash charges of $2.0 million related to depreciation, amortization, share-based compensation, and amortization of premium and discount, net. The primary use of cash was to fund our operations related to the development of our product candidates.

Net Cash Provided by (Used in) Investing Activities

During the three months ended March 31, 2025, we had sales and maturities of $39.0 million in marketable securities and received cash proceeds of $0.6 million related to the sale of property and equipment and certain other assets.

During the three months ended March 31, 2024, we purchased $13.8 million in marketable securities, and had sales and maturities of $39.1 million in marketable securities. We did not make any purchases of property and equipment for the three months ended March 31, 2025 and 2024.

Net Cash Provided by (Used in) Financing Activities

During the three months ended March 31, 2025, we had no gross receipts or outflows of cash related to financing activities.

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

Critical Accounting Policies and Estimates

During the three months ended March 31, 2025, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2024 Annual Report filed on Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business.

We are a defendant in litigation with a former employee, who filed a lawsuit in the Court of Common Pleas of Philadelphia County asserting claims for breach of contract and violation of the Pennsylvania Wage Payment and Collection Law. The plaintiff, who was terminated from his employment in 2019, contended that we entered into a binding settlement agreement in February 2020 under which he was to receive shares of company stock and additional compensation. Specifically, he contended that before the announcement of our initial public offering in February 2020, he was promised 150,000 shares of stock as part of the settlement, and that those shares were not subject to the reverse stock split that was implemented for all shareholders. We responded that the shares offered in settlement negotiations in 2020 were to be subject to the reverse split, and that had the settlement been finalized, the plaintiff would have been entitled to 33,836 shares. A trial in this case was held in October 2024. The jury found that an agreement was reached, but it agreed with us that any shares to be awarded to the plaintiff were subject to the reverse split. The jury awarded damages in an amount that was roughly equal to what we contended had been offered to the plaintiff before the initial public offering. Both sides then challenged the verdict, and on December 12, 2024, the judge who presided over the trial delivered a judgment in our favor, finding that no binding agreement was reached and that the plaintiff was not entitled to recover any damages. On December 23, 2024, the plaintiff filed an appeal with the Superior Court of Pennsylvania, which is currently pending. We intend to continue to defend against this claim.

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

We have incurred net losses since our inception in 2017. We incurred net losses of $15.4 million and $16.7 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $674.6 million. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs, acquiring the rights to our product candidates, and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We expect that it will be several years, if ever, before we have a commercialized product. We anticipate that our expenses will increase substantially if, and as, we:

•	advance our product candidates from the preclinical or discovery stage to the clinical development stage;
•	advance our clinical product candidates into later stage clinical development;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	hire additional clinical, quality control, regulatory, manufacturing, scientific and administrative personnel;
•	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;
•	develop our internal manufacturing capabilities;
•	maintain, expand and protect our intellectual property portfolio; and
•	incur additional legal, accounting or other expenses in operating our business, including the additional costs associated with operating as a public company.

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

Our operations have consumed significant amounts of cash since inception. As of March 31, 2025, our cash and cash equivalents were $63.4 million. We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

Accordingly, we will need to continue to rely on additional financing to achieve our business objectives, which may not be available to us on acceptable terms, or at all. For example, we are party to the Sales Agreement with Cowen relating to the sale and issuance, from time to time, of shares of our common stock in at-the-market equity offerings with an aggregate offering price up to $50 million, or the ATM Facility. However, our ability to raise capital under the ATM Facility or other registration statements may be limited by, among other things, SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities. Based on our public float as of the date of the filing of our Annual Report on Form 10-K, we are only permitted to utilize a shelf registration statement, including the registration statement under which the ATM Facility is operated, subject to Instruction I.B.6 to Form S-3, which is referred to as the “baby shelf” rule. For so long as our public float is less than $75.0 million, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months pursuant to the baby shelf rules. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms.

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

For example, two patients in our upliFT-D trial, have experienced a total of three serious adverse events, all of which were asymptomatic and likely consistent with an immune response. As a result of the immune response observed in the first patient dosed, who received a low initial level of immunosuppression (60 mg oral prednisone daily for 60 days), we amended the protocol to increase the steroid regimen. Subsequent to the serious adverse event experienced by the seventh patient, the Company introduced a new dose (Dose 2), which is half the dose used in patients one through seven (Dose 1), and plans to study Dose 2 for all remaining patients in Cohort 2. Additional possible adverse side effects could occur that may require changes to the protocol in the future. Further, adverse side effects could substantially limit the effectiveness of the treatment. For example, in previous third-party clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a T-cell immune response, whereby after the vector is within the target cells, the cellular immune response system triggers the removal of transduced cells by activated T-cells. Other recent clinical trials involving high doses of AAV vectors have also resulted in liver damage and death. Further, following administration of any AAV vector, patients are likely to develop neutralizing antibodies specific to the vector administered. Other preclinical studies have suggested that high dosages of AAV administration may result in toxicity due to degeneration of the dorsal root ganglia. Preliminary results of our NHP toxicology studies for our PBFT02 product candidate have demonstrated trigeminal ganglia and dorsal root ganglia toxicity. Based on these results, and if our vectors demonstrate a similar effect in other programs, we may decide or be required to perform additional preclinical studies or to halt or delay further clinical development of our product candidates.

In addition to side effects caused by the product candidate, the administration process or related procedures also can cause adverse side effects. Our current clinical product candidate utilizes ICM administration. While this method of administration has been available for decades, its use for therapies is relatively new, no therapies are currently approved using ICM administration, and it may be perceived as having greater risk than more common methods of administration, such as intravenous injection. If any such adverse events occur, our clinical trials could be suspended or terminated. If we cannot demonstrate that any adverse events were not caused by the drug or administration process or related procedures, the FDA or ex-U.S. regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we are able to demonstrate that all future serious adverse events are not product related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.

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

Disruptions at the FDA or other comparable foreign regulatory authorities may slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. In addition, there is substantial uncertainty regarding new initiatives under the new Administration and how these might impact the FDA, its implementation of laws, regulations, policies and guidance and its personnel. Similar initiatives may also be directed toward other government agencies. These initiatives could prevent, limit or delay development and regulatory approval of our product candidates, which would adversely affect our business.

Disruptions at the FDA or other comparable foreign regulatory authorities may slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. Changes in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. If any legislation, executive orders, or lapses in agency funding impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Similar consequences would also result in the event of another significant shutdown of the federal government. For example, in 2024, the U.S. government was on the verge of a shutdown and has previously shut down several times, and certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

FDA-regulated industries, such as ours, face uncertainty with regard to the regulatory environment we will face under the new Administration as we proceed with research and development and potential future commercialization. Some of these efforts have manifested to date as efforts to reduce the size of the federal government, including large-scale reductions in force at the FDA. The loss of key personnel at the FDA, including those in leadership positions, is likely to impact operations at the FDA, which could result in, among other things, delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development, longer review times and delays in obtaining the regulatory approvals for our product candidates. Moreover, the new Administration has recently proposed action to freeze or reduce the budget of the National Institutes of Health as related to its funding for medical research, which could decrease the ability of facilities that rely on NIH funding to enroll and conduct clinical trials or increase the costs to us of conducting clinical trials. There remains general uncertainty regarding future activities. New executive orders, regulations, policies or guidance could be issued or promulgated that adversely affects us or creates a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance, there could be a material adverse effect on us and our business.

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

We currently rely and expect to continue to rely on third-party manufacturers to produce clinical supply of our product candidates, and we have not entered into binding agreements with any such manufacturers to support commercialization. The competition for gene therapy contract development, manufacturing and testing services is intense. Additionally, these manufacturers do not have experience producing our product candidates at commercial scale and may not achieve the necessary regulatory approvals or produce our product candidates at the quality, quantities, locations and timing needed to support commercialization.

While we are in the process of establishing manufacturing capability for certain clinical manufacturing activities, we do not currently plan to independently manufacture most of the drug material for our planned clinical programs. We currently rely, and expect to continue to rely, on third parties for the production of our preclinical study and planned clinical trial materials, including the materials used to administer our product candidates and, therefore, we can control only certain aspects of their activities. The competition for gene therapy contract development, manufacturing and testing is intense. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves, including but not limited to potential competition from other genetic biotechnology companies for the use of such third-party manufacturers. For example, we currently rely on Catalent to manufacture our clinical supply. However, following the recently announced acquisition of Catalent by Novo Holdings A/S, we may face delays or other risks to our manufacturing process depending on any changes implemented as result of such transaction.

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

For the treatment of FTD, there are no approved disease-modifying therapies. We consider our most direct competitors with respect to PBFT02 for the treatment of FTD-GRN to be Prevail Therapeutics Inc. (part of Eli Lilly & Co), which is conducting a Phase 1/2 clinical trial for a gene therapy treatment for FTD-GRN and AviadoBio Ltd, which began enrolling their Phase 1/2 gene therapy trial in patients with FTD-GRN in the second half of 2023. AviadoBio Ltd entered into an exclusive option and licensing agreement with Astellas in October 2024. Alector, Inc. (partnered with GSK plc) is conducting a Phase 3 clinical trial with a humanized anti-human sortilin monoclonal antibody for FTD-GRN. Additional companies, including Kyowa Kirin Co., Ltd. and QurAlis Corporation, are conducting preclinical research using genetic medicine approaches to treat patients with FTD-GRN. Denali Therapeutics Inc. in partnership with Takeda Pharmaceutical Company Limited, is conducting a Phase 1/2 clinical trial for their recombinant progranulin protein. Vesper Bio ApS initiated a Ph1b study in asymptomatic GRN mutation carriers in Q1 2025. We are also aware of other therapeutic approaches in preclinical development that may target FTD-GRN patients including the Arkuda Therapeutics small molecule progranulin enhancer program which entered an exclusive option and asset purchase agreement with Johnson & Johnson Innovative Medicine in the first quarter 2024. With respect to PBFT02 for the treatment of FTD-C9orf72, our clinical stage competitors are Transposon Therapeutics, Inc., which is conducting a Phase 2 trial with a small molecule autophagy modulator for FTD-C9orf72, and Alector, Inc. (partnered with GSK plc) which conducted a Phase 2 clinical trial for latozinemab in FTD-C9orf72. There are other approaches in preclinical development for the treatment of FTD-C9orf72. In addition to the GRN and C9orf72 targeted therapies, there are four clinical stage programs for FTD targeting the TDP-43 pathway. There are also numerous pre-IND stage programs exploring TDP-43 and other targets for the treatment of FTD.

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

All of our current product candidates and research programs, including PBFT02, are licensed from or based upon licenses from a third-party and are field limited to certain indications. If the license agreements are terminated or interpreted to narrow our rights, our ability to advance our current product candidates or develop new product candidates based on these technologies will be materially adversely affected.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

●	results of preclinical studies or clinical trials of our product candidates or those of our competitors;
●	unanticipated or serious safety concerns related to the use of any of our product candidates;
●	adverse regulatory decisions, including failure to receive regulatory approval for any of our product candidates;
●	the success of competitive drugs or technologies;
●	regulatory or legal developments in the United States and other countries applicable to our product candidates;
●	the size and growth of our prospective patient populations;
●	developments concerning our collaborators, our external manufacturers or in-house manufacturing capabilities;
●	inability to obtain adequate product supply for any product candidate for preclinical studies, clinical trials or future commercial sale or inability to do so at acceptable prices;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or drugs;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts or publications of research reports about us or our industry;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the biotechnology sector;

●	our cash position or the announcement or expectation of additional financing efforts;
●	health pandemics could adversely impact our business, including our clinical trials and clinical trial operations;
●	general economic, industry and market conditions, including fluctuating interest rates, potential tariffs, market volatility, a potential federal government shutdown and inflation;
●	general economic uncertainty and capital markets disruptions, which has been substantially impacted by geopolitical instability due to the ongoing military conflicts around the world; and
●	other factors, including those described in this “Risk Factors” section, many of which are beyond our control.

Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of March 31, 2025, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned shares representing a substantial portion of our capital stock.

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

To attempt to regain compliance with Nasdaq’s requirements, we intend to seek stockholder approval for a reverse stock split at our 2025 annual meeting of stockholders. We cannot provide any assurances that we will obtain stockholder approval for a reverse stock split, or that any reverse stock split would result in any sustained increase in the market price of our common stock. Because a reverse stock split will reduce the number of shares of common stock available in the public market, the trading market for common stock may be harmed, particularly if the stock price does not increase as a result of a reverse stock split. We cannot provide any guarantee that we will regain compliance during the grace period or be able to maintain compliance with Nasdaq’s listing requirements in the future. If we are not able to regain compliance during the additional compliance period, or any other extension of the compliance period for which we may be eligible, our common stock will be subject to delisting. If Nasdaq delists our securities for trading on The Nasdaq Capital Market, we could face significant adverse consequences. Delisting from The Nasdaq Capital Market would likely have an adverse effect on the price of our common stock and could impair your ability to sell or purchase our common stock when you wish to do so. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Gemma Sublicense Amendments

On May 7, 2025, we agreed to amend each of the Gemma Sublicenses to revise certain financial terms related to the Outlicensed Programs, or the Amended Gemma Sublicenses. Pursuant to the Amended Gemma Sublicenses, we are entitled to receive (i) an aggregate total of $15 million in initial payments for licenses and clinical product supply, of which $5 million was previously received; and (ii) an additional $5 million contingent on Gemma completing certain business milestones.

10b5-1 Trading Plans

During the three months ended March 31, 2025, none of our directors or officers, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of a “Rule 10b5-1 trading agreement” or “non-Rule 10b-51 trading agreement,” as those terms are defined in Regulations S-K, Item 408.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith

10.1˄	Transition Services Agreement, dated July 31, 2024, by and between the Registrant and Gemma Biotherapeutics, Inc, as amended January 31, 2025.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension				X
Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

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

PASSAGE BIO, INC.

Date: May 13, 2025	By:	/s/ William Chou, M.D.
William Chou, M.D.
President and Chief Executive Officer

Date: May 13, 2025	By:	/s/ Kathleen Borthwick
Kathleen Borthwick
Chief Financial Officer