Form 10-Q
period 2025-06-30
Passage BIO, Inc.
filed 2025-08-12
CIK 1787297

Y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025, the registrant had 3,178,710 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Passage Bio, Inc.

Balance Sheets

	(Unaudited)
(in thousands, except share and per share data)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$57,626	$37,573
Marketable securities	—	39,183
Prepaid expenses and other current assets	1,402	838
Prepaid research and development	1,287	1,221
Total current assets	60,315	78,815
Property and equipment, net	5,340	9,331
Right of use assets - operating leases	13,273	13,803
Other assets	270	463
Total assets	$79,198	$102,412
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,395	$742
Accrued expenses and other current liabilities	4,073	6,707
Non-refundable sublicense and transition services payments received	9,741	8,226
Operating lease liabilities	3,592	3,688
Total current liabilities	19,801	19,363
Operating lease liabilities - noncurrent	21,139	21,788
Total liabilities	40,940	41,151

Commitments and contingencies (note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding at both June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value: 300,000,000 shares authorized; 3,178,710 shares issued and outstanding at June 30, 2025 and 3,161,503 shares issued and outstanding at December 31, 2024	—	—
Additional paid‑in capital	722,283	720,488
Accumulated other comprehensive income (loss)	—	8
Accumulated deficit	(684,025)	(659,235)
Total stockholders’ equity	38,258	61,261
Total liabilities and stockholders’ equity	$79,198	$102,412

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Operating expenses:
Research and development	$5,814	$10,430	$13,551	$21,965
General and administrative	4,520	6,510	10,605	13,025
Impairment of long-lived assets	—	438	2,637	438
Loss from operations	(10,334)	(17,378)	(26,793)	(35,428)
Other income (expense), net	949	1,387	2,003	2,726
Net loss	$(9,385)	$(15,991)	$(24,790)	$(32,702)
Per share information:
Net loss per share of common stock, basic and diluted	$(2.96)	$(5.09)	$(7.83)	$(10.87)
Weighted average common shares outstanding, basic and diluted	3,168,933	3,142,537	3,166,437	3,007,863
Comprehensive loss:
Net loss	$(9,385)	$(15,991)	$(24,790)	$(32,702)
Unrealized gain (loss) on marketable securities	—	2	(8)	(24)
Comprehensive loss	$(9,385)	$(15,989)	$(24,798)	$(32,726)

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Stockholders’ Equity

(Unaudited)

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at April 1, 2025	3,165,828	$—	$721,346	$—	$(674,640)	$46,706
Exercise of stock options and vesting of restricted stock units	10,000	—	—	—	—	—
Issuance of shares in connection with employee stock purchase plan	2,882	—	14	—	—	14
Share‑based compensation expense	—	—	923	—	—	923
Net loss	—	—	—	—	(9,385)	(9,385)
Balance at June 30, 2025	3,178,710	$—	$722,283	$—	$(684,025)	$38,258

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2025	3,161,503	$—	$720,488	$8	$(659,235)	$61,261
Exercise of stock options and vesting of restricted stock units	14,325	—	—	—	—	—
Issuance of shares in connection with employee stock purchase plan	2,882	—	14	—	—	14
Unrealized gain (loss) on marketable securities	—	—	—	(8)	—	(8)
Share‑based compensation expense	—	—	1,781	—	—	1,781
Net loss	—	—	—	—	(24,790)	(24,790)
Balance at June 30, 2025	3,178,710	$—	$722,283	$—	$(684,025)	$38,258

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Stockholders’ Equity

(Unaudited)

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at April 1, 2024	3,139,002	$—	$716,131	$(69)	$(611,179)	$104,883
Exercise of stock options and vesting of restricted stock units	2,223	—	35	—	—	35
Issuance of shares in connection with employee stock purchase plan	4,929	—	50	—	—	50
Unrealized gain (loss) on marketable securities	—	—	—	2	—	2
Share‑based compensation expense	—	—	1,578	—	—	1,578
Net loss	—	—	—	—	(15,991)	(15,991)
Balance at June 30, 2024	3,146,154	$—	$717,794	$(67)	$(627,170)	$90,557

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2024	2,805,618	$—	$705,794	$(43)	$(594,468)	$111,283
Issuance of common stock under the ATM Facility, net of offering costs	300,000	—	8,742	—	—	8,742
Exercise of stock options and vesting of restricted stock units	35,607	—	35	—	—	35
Issuance of shares in connection with employee stock purchase plan	4,929	—	50	—	—	50
Unrealized gain (loss) on marketable securities	—	—	—	(24)	—	(24)
Share‑based compensation expense	—	—	3,173	—	—	3,173
Net loss	—	—	—	—	(32,702)	(32,702)
Balance at June 30, 2024	3,146,154	$—	$717,794	$(67)	$(627,170)	$90,557

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2025	2024
Cash flows used in operating activities:
Net loss	$(24,790)	$(32,702)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	370	1,603
Share‑based compensation	1,781	3,173
Amortization of premium and discount on marketable securities, net	129	(741)
Impairment of long-lived assets	2,637	438
Other non-cash items	14	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, and other assets	(571)	(357)
Prepaid research and development	(66)	912
Non-refundable sublicense and transition services payments received	1,515	—
Right of use assets and operating lease liabilities	(215)	(107)
Accounts payable	1,653	(677)
Accrued expenses and other current liabilities	(2,634)	(3,607)
Net cash provided by (used in) operating activities	(20,177)	(32,065)
Cash flows provided by (used in) investing activities:
Purchases of marketable securities	—	(50,825)
Sales or maturities of marketable securities	39,046	77,124
Sale of property and equipment and other assets	1,170	—
Net cash provided by (used in) investing activities	40,216	26,299
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock under the ATM Facility, net of offering costs	—	8,742
Proceeds from the exercise of stock options	—	35
Proceeds from the issuance of common stock under employee stock purchase plan	14	50
Net cash provided by (used in) financing activities	14	8,827
Net increase (decrease) in cash and cash equivalents	20,053	3,061
Cash and cash equivalents at beginning of period	37,573	21,709
Cash and cash equivalents at end of period	$57,626	$24,770
Supplemental disclosure of non‑cash investing and financing activities:
Unrealized gain (loss) on marketable securities	$(8)	$(24)
Right of use assets recognized upon the commencement of sublease	$—	$(422)
Operating lease liabilities recognized upon the commencement of sublease	$—	$422

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

2. Risks and Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $684.0 million as of June 30, 2025. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.

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

On March 5, 2021, the Company entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, relating to the applicable terms of at-the-market equity offerings, or the ATM Facility, pursuant to which the Company may, but is not obligated to, offer and sell, from time to time, shares of its common stock with an aggregate offering price up to $125.0 million through Cowen, as sales agent in the ATM Facility. The Company issued 6,000,000 shares of common stock (300,000 shares adjusted for the 1-for-20 reverse stock split of its common stock effected in 2025) under the ATM Facility resulting in net proceeds of $8.7 million, after deducting offering costs of $0.3 million in March 2024. The Company is limited in its capacity to offer and sell shares of its common stock under this sales agreement pursuant to the prospectus supplement to its shelf registration statement on Form S-3, filed on March 5, 2025. As of June 30, 2025, $15.8 million of capacity remains available to be sold under the ATM Facility.

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

On May 28, 2025, the Company’s stockholders provided authorization for the Company’s Board of Directors to effect a reverse stock split to regain compliance with Nasdaq’s listing requirements. On July 14, 2025, the Company effected a 1-for-20 reverse stock split of its common stock, or the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to receive fractional shares received the number of shares of Common Stock as rounded up to the nearest whole share. All share and per share amounts in these financial statements and notes thereto, including the stock options, restricted stock units, and employee stock purchase plan activity, have been adjusted retroactively to reflect the Reverse Stock Split for all periods presented.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of June 30, 2025 consisted of money market funds as described in Note 4. Cash consists of cash deposits at banking institutions.

Marketable Securities

The Company classifies its marketable securities with original maturities of greater than three months as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in comprehensive loss and accumulated other comprehensive income (loss) within stockholders’ equity. Any premium or discount arising at purchase of debt securities is amortized and/or accreted over the term of the security to other income (expense), net. Gains or losses on marketable securities sold are recognized as a component of other income (expense), net in the statement of operations and comprehensive loss on the specific identification method. All marketable securities are available for use, as needed, to fund operations and therefore, the Company classifies all marketable securities as current assets within the balance sheet. As of June 30, 2025, the Company had no marketable securities.

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

When property and equipment are retired or otherwise disposed of, the costs and accumulated depreciation and amortization are removed from the respective accounts, with any resulting gain or loss recognized concurrently. The Company recognized de minimis losses on disposals of property and equipment for the six months ended June 30, 2025. The Company did not recognize any losses on disposals of property and equipment for the three months ended June 30, 2025 or the three and six months ended June 30, 2024.

The Company reviews long-lived assets, such as property and equipment, for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company recognized impairment expenses for laboratory equipment and certain other assets of $2.6 million for the six months ended June 30, 2025. The Company did not recognize any impairment expenses for long-lived assets for the three months ended June 30, 2025. The Company recognized impairment expenses for property and equipment of $0.4 million for both the three and six months ended June 30, 2024.

The impairment expenses for the six months ended June 30, 2025, relate to the Company’s January 2025 announcement to reduce its overall workforce by 55% and cease its lab operations in Hopewell, New Jersey. As a result, the Company reassessed asset groups at its lab in Hopewell, New Jersey, and evaluated such asset groups for impairment under FASB ASC Topic 360, Long-lived assets: Impairment or disposal of long-lived assets. The Company determined the laboratory equipment was a separate asset group based on management’s implemented plans to sell the laboratory equipment and estimated the fair value of the laboratory equipment based on the estimated future cash flows from the sale of such equipment. Subsequent to recording the impairment, the Company entered into a sales agreement for $1.2 million for substantially all the laboratory equipment and certain other assets.

Leasing

The Company evaluates leases at their inception to determine if they are an operating lease or a finance lease. As of June 30, 2025, the Company has classified all leases with terms greater than one year, as operating leases.

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

The Company reviews long-lived assets, such as right of use assets, or ROU assets, for impairment when events or changes indicate the carrying amount of the ROU assets may not be recoverable. The Company did not recognize any impairment expenses for ROU assets for the three and six months ended June 30, 2025 and 2024.

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

The Company recorded $1.0 million to other income (expense), net for the three months ended June 30, 2025, which consisted of $0.6 million attributable to interest income and the amortization of premium and discount on the Company’s marketable securities, and $0.4 million related to income from subleases.

The Company recorded $1.4 million to other income (expense), net for the three months ended June 30, 2024, which consisted of $1.2 million attributable to interest income and the amortization of premium and discount on the Company’s marketable securities, and $0.2 million related to income from subleases.

The Company recorded $2.0 million to other income (expense), net for the six months ended June 30, 2025, which consisted of $1.3 million attributable to interest income and the amortization of premium and discount on the Company’s marketable securities, and $0.7 million related to income from subleases.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Six Months Ended June 30,
	2025	2024
Stock options	726,590	622,283
Unvested restricted stock units	52,500	17,635
Employee stock purchase plan	1,357	1,839
	780,447	641,757

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

4. Cash, Cash Equivalents and Marketable Securities

The following table provides details regarding the Company’s portfolio of cash and cash equivalents:

	Cost or
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2025:
Cash accounts in banking institutions	$2,500	$—	$—	$2,500
Money market funds	55,126	—	—	55,126
Total	$57,626	$—	$—	$57,626

December 31, 2024:
Cash accounts in banking institutions	$3,527	$—	$—	$3,527
Money market funds	29,058	—	—	29,058
Commercial paper	4,988	—	—	4,988
Total	$37,573	$—	$—	$37,573

As of June 30, 2025, all of the Company’s marketable securities matured and the proceeds were invested into money market funds, which are included in cash and cash equivalents on the Company’s balance sheet.

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

	Fair value measurement at
	reporting date using
	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
June 30, 2025:
Assets
Cash equivalents:
Money market funds	$55,126	$—	$—
Total cash equivalents	55,126	—	—
Total financial assets	$55,126	$—	$—

December 31, 2024:
Assets
Cash equivalents:
Money market funds	$29,058	$—	$—
Commercial paper	—	4,988	—
Total cash equivalents	29,058	4,988	—

Marketable securities:
Certificates of deposit	—	5,971	—
Commercial paper	—	25,439	—
Corporate debt securities	—	1,865	—
U.S. government securities	—	5,908	—
Total marketable securities	—	39,183	—
Total financial assets	$29,058	$44,171	$—

All of the marketable securities had contractual maturities less than one year as of December 31, 2024 and unrealized gains and losses on the marketable securities were de minimis as of December 31, 2024.

Non-Financial Instruments

Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest. Significant increases or decreases in actual cash flows may result in valuation changes. Assets remeasured in the six months ended June 30, 2025 include the laboratory equipment and certain other assets which were sold prior to June 30, 2025 and are not included in the balance sheet as of June 30, 2025. The impairment related to the remeasurement of $2.6 million is included in the statement of operations for the six months ended June 30, 2025. There were no assets remeasured in the three months ended June 30, 2025.

6. Property and Equipment, Net

Property and equipment, net, consists of the following:

(in thousands)	June 30, 2025	December 31, 2024
Laboratory equipment	$—	$10,020
Office equipment	107	119
Computer hardware and software	988	1,111
Furniture and fixtures	419	419
Leasehold improvements	7,386	7,386
Total property and equipment	8,900	19,055
Accumulated depreciation and amortization	(3,560)	(9,724)
	$5,340	$9,331

In connection with the Company’s January 2025 announcement to reduce its overall workforce by 55% and cease its lab operations in Hopewell, New Jersey, management implemented plans to sell substantially all the laboratory equipment and certain other assets and estimated the fair value of the assets based on the estimated future cash flows from the sale of such assets. Subsequent to recording the impairment of $2.6 million, the Company entered into a sales agreement for $1.2 million for substantially all of the laboratory equipment and certain other assets. As a result, the Company did not record any depreciation on the impaired and disposed laboratory equipment during the three and six months ended June 30, 2025 as the equipment was considered held-for-sale in January 2025. Neither laboratory equipment nor accumulated depreciation related to such equipment are recorded on the balance sheet as of June 30, 2025.

Depreciation and amortization expense was $0.2 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively.

Depreciation and amortization expense was $0.4 million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Professional fees	$426	$406
Compensation and related benefits	2,494	4,405
Research and development	1,153	1,896
	$4,073	$6,707

8. Gemma License Agreement

On July 31, 2024, the Company entered into a series of sublicense agreements with Gemma in connection with the outlicense of PBGM01 for the treatment of GM1 gangliosidosis, or GM1, PBKR03 for the treatment of Krabbe disease, and PBML04 for the treatment of metachromatic leukodystrophy, or MLD, collectively the Outlicensed Programs, and such agreements, the Gemma Sublicenses. On May 7, 2025, the Company agreed to amend each of the Gemma Sublicenses to revise certain financial terms related to the Outlicensed Programs, or the Amended Gemma Sublicenses. Pursuant to the Amended Gemma Sublicenses, the Company is entitled to receive (i) an aggregate total of $15.0 million in initial payments for licenses and clinical product supply, of which $5.0 million was previously received and $5.0 million of which was due in May 2025; (ii) an additional $5.0 million contingent on Gemma completing certain business milestones; (iii) up to an additional $114.0 million in development and commercial milestone payments; and (iv) single digit royalties as a percentage of annual worldwide net sales, in exchange for sublicenses to relevant intellectual property, transfer of regulatory dossiers and transfer of clinical trial materials and product supply related to the Outlicensed Programs. Gemma will be responsible for all payments due to Penn under the Company’s research, collaboration and licensing agreement with Penn, or the Penn License Agreement, related to the Outlicensed Programs.

On July 31, 2024 the Company also entered into a transition services agreement with Gemma, or the Transition Services Agreement, as amended by the First Amendment to the Transition Services Agreement, dated January 31, 2025, pursuant to which, the Company provided transitional services at cost to Gemma through May 31, 2025, and is entitled to reimbursement for transitional services performed retroactively from March 1, 2024, related to the transfer of the Outlicensed Programs. As of June 30, 2025, the Company has collected $5.0 million in initial payments and $4.7 million in transition services payments under these agreements.

As Gemma is a newly-formed company with a limited history of operations, the Company will not recognize revenue under ASC 606 until the Company either (i) has received payment and there are no remaining obligations to transfer goods and services under the Amended Gemma Sublicenses and Transition Services Agreement (as payments received by Gemma are nonrefundable), or (ii) concludes that substantially all of the transaction price is collectible. As of June 30, 2025, the Company has received an initial payment of $5.0 million associated with the aggregate $15.0 million of initial payments to be made under the Amended Gemma Sublicenses for licenses and clinical product supply and $4.7 million associated with the Transition Services Agreement. The Company recorded the $9.7 million received as non-refundable sublicense and transition services payments received on the balance sheet as of June 30, 2025, as the criteria set forth above has not yet been met.

9. Severance

In January 2025, the Company announced a workforce reduction to reduce operating expenses and to extend its cash runway. In connection with the announcement, the Company reduced headcount by approximately 55%.

In accordance with ASC 420, Exit and Disposal Activities, the Company recorded severance and termination-related costs of $0.4 million in general and administrative expenses and $1.3 million in research and development expenses for the six months ended June 30, 2025. During the three months ended June 30, 2025, and the three and six months ended June 30, 2024, the Company recorded no severance and termination-related costs in general and administrative expenses or in research and development expenses. As of June 30, 2025, there were no unpaid severance and termination-related costs.

10. Leases

2005 Market Street Lease Agreement

The Company is party to a lease agreement for office space, or the 2005 Market Street Lease Agreement, in Philadelphia, Pennsylvania. Under the 2005 Market Street Lease Agreement, the Company leased approximately 37,000 square feet. The 2005 Market Street Lease Agreement commenced in February 2021 and is expected to expire in December 2031. The Company has an option to extend the term of the 2005 Market Street Lease Agreement by two additional terms of five years each. The Company has an option to early terminate the 2005 Market Street Lease Agreement as of April 2029, given notice is provided to the landlord no less than fifteen months prior to April 2029. The optional extension and termination terms were not recognized as part of the Company’s measurement of the ROU asset and operating lease liability as of June 30, 2025. In 2023, the Company subleased all of the space at 2005 Market Street as further described in Sublease Agreement A and Sublease Agreement B below.

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

1835 Market Street Sublease Agreement

On February 20, 2024, the Company entered into a sublease agreement with a counterparty, or the 1835 Market Street Sublease Agreement. Under the 1835 Market Street Sublease Agreement, the Company subleased approximately 16,000 square feet of office space in Philadelphia, Pennsylvania. The sublease term began on March 26, 2024 and expires on September 30, 2025. The Company has the option to extend the term of the sublease agreement through February 28, 2029. The base sublease rent is $0.3 million per year for the original 18-month term of the sublease. Additionally, the Company is required to pay utility costs associated with the subleased premises. The optional extension was not recognized as part of the Company’s measurement of the ROU asset and operating lease liability as of June 30, 2025.

Laboratory Lease Agreement

The Company is also party to a lease agreement for laboratory space, or the Laboratory Lease Agreement, in Hopewell, New Jersey. The laboratory is focused on state-of-the-art analytical capabilities, assay development and validation, and clinical product testing to support both viral vector manufacturing and clinical development. The Laboratory Lease Agreement commenced in March 2021 and is expected to expire in March 2036. The Company has an option to early terminate the Laboratory Lease Agreement as of March 2032 given notice is provided to the landlord no less than twelve months prior to March 2032. The Company has an option to extend the term of the Laboratory Lease Agreement by up to two five-year terms. These options were not recognized as part of the Company's measurement of the ROU asset and operating lease liability as of June 30, 2025.

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

In connection with the January 2025 announcement to reduce its overall workforce by 55% and cease its lab operations in Hopewell, New Jersey, the Company determined triggering events were present and reassessed its asset groups related to its laboratory space under the Laboratory Lease Agreement. Laboratory equipment was separated from the ROU assets and leasehold improvements allocable to the laboratory space as the equipment was no longer being used in operations and the Company had implemented a plan to sell those assets. For the ROU assets and allocable leasehold improvements, the Company compared the estimated undiscounted cash flows from subleasing to the carrying value and determined there was no impairment. The Company is pursuing additional opportunities to sublease additional space to further offset portions of its financial obligations under the Laboratory Lease and additional impairments to ROU assets and leasehold improvements could occur based on the economic terms included in such agreements.

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

(in thousands)
2025	$1,911
2026	3,757
2027	3,863
2028	3,973
2029	4,085
Thereafter	21,621
Total undiscounted lease payments	39,210
Less: imputed interest	(14,479)
Total lease liabilities	$24,731

The following table summarizes lease expense by lease type that was recognized during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating lease cost	$877	$909	$1,757	$1,740
Variable lease cost	543	394	1,081	1,114
	$1,420	$1,303	$2,838	$2,854

The following table shows the weighted average discount rate and weighted average remaining lease term of the operating leases:

	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024
Weighted-average discount rate	9.7%	9.7%
Weighted-average remaining lease term (years)	9.8	10.7

The cash paid for amounts included in the measurement of the Company’s operating lease liabilities for the six months ended June 30, 2025 and 2024 were $2.0 million and $1.8 million, respectively, recorded in operating cash flows.

The following table summarizes sublease income that was recognized in other income (expense), net during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Sublease rental income	$363	$243	$730	$300

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

For the Company’s licensed programs in FTD, GM1, Krabbe and MLD, the Penn License Agreement requires that it make payments of up to $16.5 million per product candidate. Each payment will be due upon the achievement of specific development milestone events by such licensed product for a first indication, reduced development milestone payments for the second and third indications and no development milestone payments for subsequent indications. In addition, on a product-by-product basis, the Company is obligated to make up to $55.0 million in sales milestone payments on each licensed product based on annual worldwide net sales of the licensed product in excess of defined thresholds. Pursuant to the Amended Gemma Sublicenses, Gemma is responsible for the payments to Penn related to the Outlicensed Programs.

Upon successful commercialization of a product using the licensed technology, the Company is obligated to pay to Penn, on a licensed product-by-licensed product and country-by-country basis, tiered royalties (subject to customary reductions) in the mid-single digits percentage on annual worldwide net sales of such licensed product. In addition, other than the Amended Gemma Sublicenses, the Company is obligated to pay to Penn a percentage of sublicensing income, ranging from the mid-single digits to low double digits, for sublicenses under the Penn License Agreement. The agreement will expire on a licensed product-by-licensed product and country-by-country basis upon the later of (i) the expiration of the last valid claim of the licensed patent rights that covers the exploitation of such licensed product in such country, and (ii) the expiration of the royalty period. Pursuant to the Amended Gemma Sublicenses, Gemma is responsible for the payments to Penn related to the Outlicensed Programs.

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

The Company has also entered into the Amended Gemma Sublicenses and Transition Services Agreement as described in Note 8.

The Amended Gemma Sublicenses, the Transition Services Agreement, and the Gemma Collaboration Agreement are collectively referred to as the Outlicense Transaction Agreements.

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

Litigation

In the normal course of business, the Company from time to time is named as a party to legal claims and actions. The Company records a loss contingency reserve for a legal proceeding when the potential loss is considered probable and can be reasonably estimated. The Company has not recorded any amounts for loss contingencies as of June 30, 2025.

The Company is a defendant in litigation with a former employee, who filed a lawsuit in the Court of Common Pleas of Philadelphia County asserting claims for breach of contract and violation of the Pennsylvania Wage Payment and Collection Law. The plaintiff, who was terminated from his employment in 2019, contended that the Company entered into a binding settlement agreement in February 2020 under which he was to receive shares of company stock and additional compensation. Specifically, he contended that before the announcement of the Company’s initial public offering in February 2020, he was promised 150,000 shares of stock as part of the settlement, and that those shares were not subject to the reverse stock split that was implemented for all shareholders. The Company responded that the shares offered in settlement negotiations in 2020 were to be subject to the reverse split, and that had the settlement been finalized, the plaintiff would have been entitled to 33,836 shares (1,692 shares adjusted for the Reverse Stock Split effected in 2025). A trial in this case was held in October 2024. The jury found that an agreement was reached, but it agreed with the Company that any shares to be awarded to the plaintiff were subject to the reverse split. The jury awarded damages in an amount that was roughly equal to what the Company contended had been offered to the plaintiff before the initial public offering. Both sides then challenged the verdict, and on December 12, 2024, the judge who presided over the trial delivered a judgment in the Company’s favor, finding that no binding agreement was reached and that the plaintiff was not entitled to recover any damages. On December 23, 2024, the plaintiff filed an appeal with the Superior Court of Pennsylvania, which is currently pending. The Company intends to continue to defend against this claim.

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

12. Stockholder’s Equity and Share-Based Compensation

On July 14, 2025, the Company effected the Reverse Stock Split. The Reverse Stock Split did not reduce the number of authorized shares of the common stock and did not change the par value of the common stock. In addition, proportionate adjustments were made to the number of shares of common stock available for issuance under the Company’s equity inducement and incentive plans; the number of shares underlying, and the exercise prices of outstanding equity awards under such plans. All share information in these financial statements has been adjusted for this Reverse Stock Split.

Equity Incentive Plan

The Company has three equity incentive plans: the 2018 Equity Incentive Plan, as amended, or the 2018 Plan, the 2020 Equity Incentive Plan, or the Incentive Plan, and the 2021 Equity Inducement Plan, or the Inducement Plan. New awards can only be granted under the Incentive Plan and the Inducement Plan.

The total number of shares authorized under the Incentive Plan as of June 30, 2025 was 947,598. Additionally, 182,340 shares previously issued under the 2018 Plan which were forfeited are available for issuance under the Incentive Plan. As of June 30, 2025, 366,007 shares were available for future grants under the Incentive Plan. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Incentive Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021 and continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors to determine a lesser number of shares shall be added for such year. As a result, the number of shares reserved for issuance under the Incentive Plan increased by 155,155 and 137,361 shares in January 2025 and 2024, respectively.

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

The Inducement Plan was approved by the Company’s board of directors in July 2021. The total number of shares authorized under the Inducement Plan as of June 30, 2025 was 125,000. Of this amount, 87,166 shares were available for future grants as of June 30, 2025. The Inducement Plan provides for the granting of nonqualified stock options and restricted stock awards to employees hired by the Company, as determined by the Company’s board of directors. The Company’s stock options awarded to date under the Inducement Plan vest based on requisite service period and have a term of ten years. The Company’s restricted stock units awarded to date under the Inducement Plan vest based on requisite service period and have a term based on each award agreement.

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded share-based compensation expense in the following expense categories in its accompanying statements of operations and comprehensive loss for the period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development	$248	$725	$492	$1,543
General and administrative	675	853	1,289	1,630
	$923	$1,578	$1,781	$3,173

The following table summarizes stock option activity for the six months ended June 30, 2025:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2025	577,581	$77.56	7.5
Granted	247,083	7.78
Exercised	—	—
Forfeited	(98,074)	51.09
Expired	—	—
Outstanding at June 30, 2025	726,590	$57.40	7.8
Vested and exercisable at June 30, 2025	363,689	$99.39	6.4
Vested or expected to vest at June 30, 2025	726,590	$57.40	7.8

The weighted average grant date fair value of options granted was $6.02 and $21.60 for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the total unrecognized compensation expense related to unvested stock option awards was $4.1 million, which the Company expects to recognize over a weighted average period of 2.3 years.

The aggregate intrinsic value of options exercised, options outstanding, and options exercisable were each de minimis during the three and six months ended June 30, 2025 and 2024.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Six Months Ended June 30,
	2025		2024
Expected volatility	93.7%		88.4%
Risk‑free interest rate	4.1%		4.3%
Expected term	5.9	years	6.0	years
Expected dividend yield	—		—

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

The following table summarizes activity related to RSU awards during the six months ended June 30, 2025:

		Weighted average
	Number of shares	grant date fair value
Unvested balance at January 1, 2025	7,093	$44.80
Granted	60,000	11.70
Vested	(14,325)	27.56
Forfeited	(268)	90.40
Unvested balance at June 30, 2025	52,500	$11.44

As of June 30, 2025, the total unrecognized expense related to all RSUs was $0.5 million, which the Company expects to recognize over a weighted-average period of 1.5 years.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan, or the ESPP, became effective on February 28, 2020. The ESPP authorizes the issuance of up to 99,088 shares of the Company’s common stock. Of this amount, 60,703 were available for future grants as of June 30, 2025. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years, in an amount equal to one percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors to determine a lesser number of shares shall be added for such year. As a result, on January 1, 2025, subject to the discretion of the board of directors, the shares authorized for issuance under the ESPP was not increased.

Under the ESPP, eligible employees can purchase the Company’s common stock through accumulated payroll deductions at such times as are established by the board of director’s Compensation Committee. Eligible employees may purchase the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock on the first day of the offering period or on the last day of the offering period. The offering periods under the ESPP have a duration of six months, with periods ending in May and November of each calendar year. Eligible employees may contribute up to 15% of their eligible compensation. Under the ESPP, a participant may not accrue rights to purchase more than $25,000 worth of the Company’s common stock for each calendar year in which such right is outstanding or purchase more than 200 shares of the Company’s common stock in any single offering period.

In accordance with the guidance in ASC Topic 718-50, Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock at 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black-Scholes option-pricing model and is recognized over the withholding period. No share-based compensation expense related to the ESPP was recorded during the three and six months ended June 30, 2025 and 2024.

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

The CODM uses net loss as reported on the Company’s statement of operations to assess the Company’s performance. The CODM also uses cash forecast in deciding where to invest or expand operations within the business. In these cash forecasts, research and development expenses and general and administrative expenses exclude certain non-cash items such as share based compensation and depreciation and amortization expenses.

The following table summarizes significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development
Wages, benefits and other payroll	$1,302	$2,944	$4,891	$6,355
Third-party costs	4,154	6,067	7,948	12,679
Share-based compensation	248	725	492	1,543
Depreciation and amortization	110	694	220	1,388
Total research and development expenses	5,814	10,430	13,551	21,965
General and administrative
Wages, benefits and other payroll	1,798	2,240	4,588	4,540
Third-party costs	1,974	3,314	4,577	6,640
Share-based compensation	675	853	1,289	1,630
Depreciation and amortization	73	103	151	215
Total general and administrative expenses	4,520	6,510	10,605	13,025
Impairment of long-lived assets	—	438	2,637	438
Loss from operations	10,334	17,378	26,793	35,428
Other (income) expense, net	(949)	(1,387)	(2,003)	(2,726)
Net loss	$9,385	$15,991	$24,790	$32,702

14. Subsequent Events

On July 14, 2025, as authorized by the Company’s stockholders on May 28, 2025, the Company effected a 1-for-20 reverse stock split of its common stock. Please refer to Note 12 for further information.

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

We are currently studying PBFT02 in FTD-GRN, for which there are currently no approved disease-modifying therapies. In addition to the continued clinical development of PBFT02 to treat FTD-GRN, we intend to pursue PBFT02 in additional adult neurodegenerative diseases where we believe increasing PGRN levels could provide benefit. Third-party preclinical studies have shown that increased PGRN levels reduce the pathologic accumulation of TAR DNA binding protein 43, or TDP-43. TDP-43 pathology is a hallmark of multiple neurodegenerative conditions, including FTD due to mutations in the C9orf72 gene, or FTD-C9orf72, approximately 95% of sporadic amyotrophic lateral sclerosis, or ALS, and approximately 50% of sporadic FTD. Additionally, we believe restoration of PGRN has the potential to modulate Alzheimer’s disease, or AD, in patients who are carriers of the PGRN-lowering GRN rs5848 single nucleotide polymorphism, or SNP. Individuals with this polymorphism have reduced PGRN levels and are at an increased risk for AD. We have received positive regulatory feedback on the clinical pathway to treating FTD-C9orf72 patients and ALS patients with PBFT02. We are proceeding with clinical development of PBFT02 in FTD-C9orf72 patients, and plan to begin patient enrollment upon site review and acceptance of the amended upliFT-D clinical trial protocol.

We are party to a series of sublicense agreements, as amended, with Gemma Biotherapeutics, Inc., or Gemma, a newly formed genetic medicines company co-founded by Dr. James Wilson in connection with the outlicensing of PBGM01 for the treatment of GM1 gangliosidosis, or GM1, PBKR03 for the treatment of Krabbe disease, and PBML04 for the treatment of metachromatic leukodystrophy, or MLD, collectively the Outlicensed Programs, and such agreements, the Amended Gemma Sublicenses. In addition, we have entered into a Transition Services Agreement, as amended, and a research, collaboration and license agreement, or the Gemma Collaboration Agreement, with Gemma. We refer to the Amended Gemma Sublicenses, the Transition Services Agreement, and the Gemma Collaboration Agreement, collectively, as the Outlicense Transaction Agreements.

Prior to the execution of the Outlicense Transaction Agreements, we progressed four product candidates from preclinical to clinical stage development and had one active preclinical program in Huntington’s disease through our research collaboration with the Trustees of the University of Pennsylvania’s, or Penn’s, Gene Therapy Program, or GTP. This collaboration provided access to differentiated scientific expertise for the conduct of rigorous preclinical studies to generate promising product candidates. Gemma is comprised of a core research team from GTP and is continuing the same approach to preclinical development to support the continued development of our preclinical Huntington’s disease program.

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

In June 2025, we reported biomarker data from patients in our upliFT-D trial. Dose 1 of PBFT02 (3.3e10 genome copies/g estimated brain weight, or 4.5e13 total genome copies) resulted in robust and durable increases in CSF PGRN levels, with concentrations increasing from below 3.0 ng/mL at baseline to a mean of 12.4 ng/mL at one month (n=7), 19.4 ng/mL at six months (n=6), 25.9 ng/mL at 12 months (n=4), and 23.8 ng/mL at 18 months (n=2). These levels of CSF PGRN are higher than the range found in healthy adult controls of 3.3 to 8.2 ng/mL (mean=4.8 ng/mL; n=61). CSF PGRN levels for the first patient treated with Dose 2 of PBFT02 (1.6e10 genome copies/g estimated brain weight, or 2.2e13 total genome copies) increased substantially from 1.5 ng/mL at baseline to 7.6 ng/mL at one month, approaching the upper limit of the range found in healthy adult controls. In contrast, following PBFT02 administration, plasma PGRN levels were unaltered, remaining similar to baseline concentrations and below mean levels found in healthy adult controls. Dose 1 of PBFT02 resulted in an average 4% increase in plasma neurofilament light chain, or NfL, levels, a biomarker associated with disease progression, compared to baseline at 12 months post-treatment (n=4). This change in plasma NfL after PBFT02 administration contrasts with an expected increase in plasma NfL levels of approximately 28% and 29% per year among untreated, symptomatic FTD-GRN patients, based on analysis of the ALLFTD natural history data and published natural history data (Saracino 2021), respectively.

As of June 2025, interim safety highlights from PBFT02 in FTD-GRN patients (n=8) included:

●	In five of eight patients, all treatment emergent adverse events were mild to moderate in severity.
●	Three of eight patients experienced a total of four serious adverse events, or SAE. Patient 1 experienced the asymptomatic SAEs of venous sinus thrombosis, or VST, and hepatotoxicity. Patient 7 also experienced the SAE of VST, which was asymptomatic and completely resolved prior to day 30 following treatment with anticoagulants. The first Dose 2 patient (Patient 8) experienced the SAE of pulmonary embolism in the setting of a concurrent systemic infection six weeks after receiving PBFT02. The patient responded to treatment with anticoagulants, and the SAE was assessed as possibly related to treatment.
●	No evidence of dorsal root ganglion toxicity, as measured by nerve conduction studies, and no complications during ICM administration were observed across any of the eight treated patients.

As of August 2025, we have completed dosing of Cohorts 1 and 2 in the upliFT-D study. Cohort 1 consists of 5 patients who received Dose 1 of PBFT02, and Cohort 2 consists of 4 patients, split equally between Dose 1 and Dose 2 of PBFT02.

We have amended the upliFT-D clinical trial protocol to introduce a short course of low dose prophylactic anticoagulation, a decision supported by study investigators and the Independent Data Monitoring Committee, or IDMC. Upon review and acceptance of the amended protocol at study sites, we plan to begin enrollment in Cohort 3, which is expected to consist of five to 10 FTD-GRN patients.

We expect to deliver on the following related to our upliFT-D trial for PBFT02 for the treatment of FTD-GRN:

●	Seek regulatory feedback on suspension-based manufacturing process comparability in the second half of 2025;
●	Report updated interim safety and biomarker data from Dose 2 in the first half of 2026; and,
●	Seek regulatory feedback on registrational trial design in FTD-GRN in the first half of 2026.

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

We received positive regulatory feedback on the clinical pathway to treating FTD-C9orf72 with PBFT02 in the ongoing upliFT-D trial and revised the study to include two cohorts. Cohorts 4 and 5 will consist of three to five symptomatic FTD patients with C9orf72 gene mutations who will initially receive Dose 2 PBFT02. There are no disease modifying therapies approved for the treatment of FTD-C9orf72. Based on available literature, we estimate the prevalence of FTD-

C9orf72 in the United States and Europe is approximately 21,000. We plan to begin enrolling FTD-C9orf72 patients upon review and acceptance of the amended upliFT-D protocol at study sites.

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

Paused Research Programs

We also have a research program through the Gemma Collaboration Agreement for TLE, which was previously conducted under the research, collaboration and licensing agreement with Penn, as amended, previously the Penn Agreement and now referred to as the Penn License Agreement. In order to reduce operating expenses, we have paused development of this program.

Reverse Stock Split

On May 28, 2025, our stockholders provided authorization for our Board of Directors to effect a reverse stock split to regain compliance with Nasdaq’s listing requirements. On July 14, 2025, we effected a 1-for-20 reverse stock split of our common stock, or the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to receive fractional shares received the number of shares of Common Stock as rounded up to the nearest whole share. All share and per share amounts in the accompanying financial statements and notes thereto, including the stock options, restricted stock units, and employee stock purchase plan activity, have been adjusted retroactively to reflect the Reverse Stock Split for all periods presented.

Business Overview

We were incorporated in July 2017 under the laws of the State of Delaware. Since inception, our operations have consisted primarily of conducting preclinical studies, developing licensed technology, conducting clinical trials, and manufacturing clinical supply to support clinical trials. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. Historically, we have funded our operations through the sale of convertible preferred stock and public offerings of common stock. Our net losses were $9.4 million and $16.0 million for the three months ended June 30, 2025 and 2024, respectively, and $24.8 million and $32.7 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $684.0 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of June 30, 2025, we had cash and cash equivalents of $57.6 million. We expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027.

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

For our licensed programs in FTD, GM1, Krabbe and MLD, the Penn License Agreement requires that we make payments of up to $16.5 million per product candidate. Each payment will be due upon the achievement of specific development milestone events by such licensed product for a first indication, reduced development milestone payments for the second and third indications and no development milestone payments for subsequent indications. In addition, on a product-by-product basis, we are obligated to make up to $55.0 million in sales milestone payments on each licensed product based on annual worldwide net sales of the licensed product in excess of defined thresholds. Pursuant to the Amended Gemma Sublicenses, Gemma is responsible for the payments to Penn related to the Outlicensed Programs.

Upon successful commercialization of a product using the licensed technology, we are obligated to pay to Penn, on a licensed product-by-licensed product and country-by-country basis, tiered royalties (subject to customary reductions) in the mid-single digits percentage on annual worldwide net sales of such licensed product. In addition, other than the Amended Gemma Sublicenses, we are obligated to pay to Penn a percentage of sublicensing income, ranging from the mid-single digits to low double digits, for sublicenses under the Penn License Agreement. The agreement will expire on a licensed product-by-licensed product and country-by-country basis upon the later of (i) the expiration of the last valid claim of the licensed patent rights that covers the exploitation of such licensed product in such country, and (ii) the expiration of the royalty period. Pursuant to the Amended Gemma Sublicenses, Gemma is responsible for the payments to Penn related to the Outlicensed Programs.

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

Gemma - Sublicense Agreements and Transition Services Agreement

In connection with the transfer of the Outlicensed Programs to Gemma, on July 2024, we entered into the Gemma Sublicenses. On May 7, 2025, we agreed to amend each of the Gemma Sublicenses to revise certain financial terms related to the Outlicensed Programs, or the Amended Gemma Sublicenses. Pursuant to the Amended Gemma Sublicenses, we are entitled to receive (i) an aggregate total of $15.0 million in initial payments for licenses and clinical product supply, of which $5.0 million was previously received and $5.0 million of which was due in May 2025; (ii) an additional $5.0 million contingent on Gemma completing certain business milestones; (iii) up to an additional $114.0 million in development and commercial milestone payments; and (iv) single digit royalties as a percentage of annual worldwide net sales in exchange for sublicenses to relevant intellectual property, transfer of regulatory dossiers and transfer of clinical trial materials and product supply related to the Outlicensed Programs. In addition, Gemma is responsible for all payments to Penn related to the Outlicensed Programs under the Penn License Agreement.

In addition, we entered into the Transition Services Agreement, as amended by the First Amendment to the Transition Services Agreement, dated January 31, 2025, pursuant to which, we provided transitional services at cost to Gemma through May 31, 2025, and are entitled to reimbursement for transitional services performed retroactively from March 1, 2024, related to the transfer of the Outlicensed Programs. As of June 30, 2025, we have collected $5.0 million in initial payments and $4.7 million in transition services payments under these agreements. Subsequent to June 30, 2025, we have applied $0.7 million in amounts owed to Gemma for the Huntington’s disease program against amounts due to us for transition services.

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

Impairment of Long-Lived Assets

Impairment of long-lived assets consists of non-cash impairment charges recorded to our assets. We review long-lived assets, such as the right of use assets, or ROU assets, or property and equipment, for impairments when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. During the six months ended June 30, 2025, we recognized impairment expenses related to property and equipment and certain other assets in connection with the announcement to reduce our workforce by 55% and cease our lab operations in Hopewell, New Jersey. We reassessed asset groups at the lab in Hopewell, New Jersey, and evaluated such asset groups for impairment. We determined the laboratory equipment was a separate asset group based on management’s implemented plans to sell the laboratory equipment and estimated the fair value of the laboratory equipment based on the estimated future cash flows from the sale of such equipment.

Other Income (Expense), Net

Other income (expense), net consists of interest earned on our cash equivalents and marketable securities, amortization of premium and discount on our marketable securities, and income from subleases.

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The following table sets forth our results of operations for the three months ended June 30, 2025 and 2024:

	Three months ended
	June 30,
(in thousands)	2025	2024	Change
Operating expenses:
Research and development	$5,814	$10,430	$(4,616)
General and administrative	4,520	6,510	(1,990)
Impairment of long-lived assets	—	438	(438)
Loss from operations	(10,334)	(17,378)	7,044
Other income (expense), net	949	1,387	(438)
Net loss	$(9,385)	$(15,991)	$6,606

Research and Development Expenses

Research and development expenses decreased by $4.6 million to $5.8 million for the three months ended June 30, 2025 from $10.4 million for the three months ended June 30, 2024. The decrease was primarily due to the following:

●	a decrease of $1.8 million in preclinical research expenses primarily related to the termination of our discovery research obligation under the Penn Agreement and reduced Huntington’s disease program expenses;
●	a decrease of $1.6 million in wages and benefits due to a lower headcount from the restructuring in January 2025;
●	a decrease of $0.6 million in facility and other expenses related to decreased depreciation expenses in connection with the disposal of our laboratory equipment;
●	a decrease of $0.5 million in share-based compensation expense related to reductions in headcount;
●	a decrease of $0.4 million in chemistry, manufacturing and control expenses primarily related to reduced costs in connection with the restructuring and ceased use of the lab in Hopewell, New Jersey; and
●	a decrease of $0.3 million in professional fees.

These decreases were partially offset by:

●	an increase of $0.6 million in clinical operations expenses driven by increased activity supporting the FTD program and closing out the GM1 program.

General and Administrative Expenses

General and administrative expenses decreased by $2.0 million to $4.5 million for the three months ended June 30, 2025 from $6.5 million for the three months ended June 30, 2024. The decrease was primarily due to the following:

●	a decrease of $1.3 million in professional fees;
●	a decrease of $0.4 million and $0.2 million in wages and benefits and share-based compensation expense, respectively, related to reductions in headcount; and
●	a decrease of $0.1 million in facility and other expenses.

Impairment of Long-Lived Assets

During the three months ended June 30, 2025, we did not record any impairment expense.

During the three months ended June 30, 2024, we recorded $0.4 million of impairment expenses related to property and equipment for a construction in progress asset.

Other Income (Expense), Net

Other income (expense), net decreased by $0.4 million to $1.0 million for the three months ended June 30, 2025 from $1.4 million for the three months ended June 30, 2024. The decrease was primarily due to the following:

●	a decrease of $0.6 million attributable to interest income and the amortization of premium and discount on our marketable securities.

The decrease was partially offset by:

●	an increase of $0.2 million attributable to income from subleases.

Comparison of the six months ended June 30, 2025 and 2024

The following table sets forth our results of operations for the six months ended June 30, 2025 and 2024:

	Six months ended
	June 30,
(in thousands)	2025	2024	Change
Operating expenses:
Research and development	$13,551	$21,965	$(8,414)
General and administrative	10,605	13,025	(2,420)
Impairment of long-lived assets	2,637	438	2,199
Loss from operations	(26,793)	(35,428)	8,635
Other income (expense), net	2,003	2,726	(723)
Net loss	$(24,790)	$(32,702)	$7,912

Research and Development Expenses

Research and development expenses decreased by $8.4 million to $13.6 million for the six months ended June 30, 2025 from $22.0 million for the six months ended June 30, 2024. The decrease was primarily due to the following:

●	a decrease of $3.4 million in preclinical research expenses primarily related to the termination of our discovery research obligation under the Penn Agreement and reduced Huntington’s disease program expenses;
●	a decrease of $1.5 million in wages and benefits due to a lower headcount from the restructuring in January 2025;
●	a decrease of $1.2 million in facility and other expenses related to decreased depreciation expenses in connection with the disposal of our laboratory equipment;
●	a decrease of $1.1 million in share-based compensation expense related to reductions in headcount;
●	a decrease of $0.9 million in chemistry, manufacturing and control expenses primarily related to reduced costs in connection with the restructuring and ceased use of the lab in Hopewell, New Jersey; and
●	a decrease of $0.6 million in professional fees.

These decreases were partially offset by:

●	an increase of $0.3 million in clinical operations expenses driven by increased activity for the FTD program, partially offset by decreased activity in supporting the GM1 program.

General and Administrative Expenses

General and administrative expenses decreased by $2.4 million to $10.6 million for the six months ended June 30, 2025 from $13.0 million for the six months ended June 30, 2024. The decrease was primarily due to the following:

●	a decrease of $1.9 million in professional fees;
●	a decrease of $0.3 million in share-based compensation expense related to reductions in headcount; and
●	a decrease of $0.2 million in facility and other expenses.

Impairment of Long-Lived Assets

During the six months ended June 30, 2025, we recorded $2.6 million of impairment expense related to laboratory equipment and certain other assets which were revalued and subsequently sold from the Hopewell Laboratory Space.

During the six months ended June 30, 2024, we recorded $0.4 million of impairment expenses related to property and equipment for a construction in progress asset.

Other Income (Expense), Net

Other income (expense), net decreased by $0.7 million to $2.0 million for the six months ended June 30, 2025 from $2.7 million for the six months ended June 30, 2024. The decrease was primarily due to the following:

●	a decrease of $1.1 million attributable to interest income and the amortization of premium and discount on our marketable securities.

The decrease was partially offset by:

●	an increase of $0.4 million attributable to income from subleases.

Liquidity and Capital Resources

Overview

As of June 30, 2025, we had $57.6 million in cash and cash equivalents and had an accumulated deficit of $684.0 million. We expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027.

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

On March 5, 2021, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, relating to the applicable terms of at-the-market equity offerings, or the ATM Facility, pursuant to which we may, but are not obligated to, offer and sell, from time to time, shares of our common stock with an aggregate offering price up to $125.0 million through Cowen, as sales agent in the ATM Facility. We issued 6,000,000 shares (300,000 shares adjusted for the Reverse Stock Split) of common stock under the ATM Facility, resulting in net proceeds of $8.7 million, after deducting offering costs of $0.3 million in March 2024. We are limited in our capacity to offer and sell shares of our common stock under this sales agreement pursuant to the prospectus supplement to our shelf registration statement on Form S-3, filed on March 5, 2025. As of June 30, 2025, $15.8 million of capacity remains available to be sold under the ATM Facility.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six months ended
	June 30,
(in thousands)	2025	2024
Cash provided by (used in) operating activities	$(20,177)	$(32,065)
Cash provided by (used in) investing activities	40,216	26,299
Cash provided by (used in) financing activities	14	8,827
Net increase (decrease) in cash and cash equivalents	$20,053	$3,061

Net Cash Provided by (Used in) Operating Activities

During the six months ended June 30, 2025, we used $20.2 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $24.8 million and a decrease in our operating assets of $0.3 million, partially offset by non-cash charges of $4.9 million related to depreciation, amortization, share-based compensation, amortization of premium and discount, net, and impairment of long-lived assets. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Net Cash Provided by (Used in) Investing Activities

During the six months ended June 30, 2025, we had sales and maturities of $39.0 million in marketable securities and received cash proceeds of $1.2 million related to the sale of property and equipment and certain other assets.

During the six months ended June 30, 2024, we purchased $50.8 million in marketable securities, and had sales and maturities of $77.1 million in marketable securities. We did not make any purchases of property and equipment for the six months ended June 30, 2025 and 2024.

Net Cash Provided by (Used in) Financing Activities

During the six months ended June 30, 2025, we received de minimis proceeds from the issuance of common stock under the ESPP.

During the six months ended June 30, 2024, we received $8.7 million in net proceeds from the issuance of common stock under the ATM Facility. We also received gross proceeds of $9.0 million, net of offering costs of $0.3 million. We received $0.1 million in proceeds from the issuance of common stock under the ESPP and exercises of employee stock options.

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

The aggregate estimated rent payments due over the remaining terms of our leases and sublease are $39.2 million.

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

The contractual obligations and commitments above do not include any potential milestone or royalty payments that we may be required to make under the Penn License Agreement. Under the Amended Gemma Sublicenses, Gemma will be responsible for all potential milestone and royalty payments to Penn for the Outlicensed Programs.

The contractual obligations and commitments above do not include any potential milestone or royalty payments that we may be required to make under the Gemma Collaboration Agreement.

Critical Accounting Policies and Estimates

During the six months ended June 30, 2025, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2024 Annual Report filed on Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business.

We are the defendant in litigation with a former employee, who filed a lawsuit in the Court of Common Pleas of Philadelphia County asserting claims for breach of contract and violation of the Pennsylvania Wage Payment and Collection Law. The plaintiff, who was terminated from his employment in 2019, contended that we entered into a binding settlement agreement in February 2020 under which he was to receive shares of company stock and additional compensation. Specifically, he contended that before the announcement of our initial public offering in February 2020, he was promised 150,000 shares of stock as part of the settlement, and that those shares were not subject to the reverse stock split that was implemented for all shareholders. We responded that the shares offered in settlement negotiations in 2020 were to be subject to the reverse split, and that had the settlement been finalized, the plaintiff would have been entitled to 33,836 shares (1,692 shares adjusted for the Reverse Stock Split effected in 2025). A trial in this case was held in October 2024. The jury found that an agreement was reached, but it agreed with us that any shares to be awarded to the plaintiff were subject to the reverse split. The jury awarded damages in an amount that was roughly equal to what we contended had been offered to the plaintiff before the initial public offering. Both sides then challenged the verdict, and on December 12, 2024, the judge who presided over the trial delivered a judgment in our favor, finding that no binding agreement was reached and that the plaintiff was not entitled to recover any damages. On December 23, 2024, the plaintiff filed an appeal with the Superior Court of Pennsylvania, which is currently pending. We intend to continue to defend against this claim.

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

We have incurred net losses since our inception in 2017. We incurred net losses of $24.8 million and $32.7 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $684.0 million. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs, acquiring the rights to our product candidates, and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We expect that it will be several years, if ever, before we have a commercialized product. We anticipate that our expenses will increase substantially if, and as, we:

●	advance our product candidates from the preclinical or discovery stage to the clinical development stage;
●	advance our clinical product candidates into later stage clinical development;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	hire additional clinical, quality control, regulatory, manufacturing, scientific and administrative personnel;
●	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;
●	develop our internal manufacturing capabilities;
●	maintain, expand and protect our intellectual property portfolio; and
●	incur additional legal, accounting or other expenses in operating our business, including the additional costs associated with operating as a public company.

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

Our operations have consumed significant amounts of cash since inception. As of June 30, 2025, our cash and cash equivalents were $57.6 million. We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

We are early in our clinical development efforts and our clinical product candidate is in early phase clinical trials. Additionally, we have a portfolio of programs that are in different stages of preclinical development and some may never advance to clinical stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

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

All of our product candidates are in clinical or preclinical development and their risk of failure is high. We also rely on third parties, such as Gemma, for our preclinical and IND-enabling studies. It is impossible to predict when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. We will rely on contract laboratories and other third parties, or our CROs, for the clinical development of our clinical product candidates. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials or early cohorts of our clinical trials of our product candidates, including early biomarker data, may not be predictive of the results of later-stage clinical trials or later cohorts of our clinical trials. Early clinical trials and in particular initial cohorts of early clinical trials often enroll significantly fewer patients than later stage clinical trials or later cohorts of the same clinical trial and may not be as predictive as larger trials. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful or come to agreement on other aspects of clinical trial design. Moreover, a clinical trial can fail at any stage of testing. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of product candidates proceeding through clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support clinical development of our current or any of our future product candidates.

We, or our collaborators, may experience delays in initiating or completing clinical trials. We, or our collaborators, also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our clinical product candidates or any future product candidates, including:

●	regulators, such as the FDA, may place our clinical trials on clinical hold;
●	institutional review boards, or IRBs, the FDA or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	delays in reaching, or failure to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trial sites deviating from trial protocol or dropping out of a trial;
●	novel therapies, such as gene therapies with less well-characterized safety profiles, may require slower or more staggered early clinical trial enrollment to adequately assess safety data;
●	clinical trials of any product candidates may fail to show safety or efficacy, produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
●	the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or subjects may drop out of these clinical trials or fail to return for post-treatment follow up at a higher rate than we anticipate;

●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	we may elect to, or regulators, IRBs, or ethics committees may require that we or our investigators suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our trials are being exposed to unacceptable health risks;
●	expenses of clinical trials of any of our product candidates may be greater than we anticipate;
●	the quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be inadequate to initiate or complete a given clinical trial;
●	our inability to manufacture sufficient quantities of our product candidates for use in clinical trials;
●	reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates;
●	our failure to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidate as well as data emerging from other molecules in the same class as our product candidate; and
●	the FDA or ex-U.S. regulatory agencies may require us to submit additional data such as long-term toxicology studies or impose other requirements before permitting us to initiate a clinical trial.

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

Our current product candidates are based on gene therapy technology and our future success depends on the successful development of this novel therapeutic approach. The regulatory requirements that govern any novel gene therapy product candidates we develop are not entirely clear and are subject to change. The clinical study requirements of the FDA and ex-U.S. regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours may be more expensive and take longer than for other, better known or extensively studied product candidates. Further, as we are developing novel treatments for diseases in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA or comparable foreign regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. To date, only a limited number of gene therapy products have been approved in the United States and foreign countries, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States or other jurisdictions. Further, approvals by ex-U.S. regulatory agencies may not be indicative of what the FDA may require for approval, or vice versa.

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

For example, three patients in our upliFT-D trial, have experienced a total of four serious adverse events. As a result of the immune response observed in the first patient dosed, who received a low initial level of immunosuppression (60 mg oral prednisone daily for 60 days), we amended the protocol to increase the steroid regimen. Subsequent to the SAE experienced by the seventh patient, we introduced a new dose (Dose 2), which is half the dose used in patients one through seven (Dose 1). Subsequent to the SAE experienced by the eighth patient, we amended the upliFT-D trial protocol to introduce a short course of low dose prophylactic anticoagulation. Additional possible adverse side effects could occur that may require changes to the protocol in the future. Further, adverse side effects could substantially limit the effectiveness of the treatment. For example, in previous third-party clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a T-cell immune response, whereby after the vector is within the target cells, the cellular immune response system triggers the removal of transduced cells by activated T-cells. Other recent clinical trials involving high doses of AAV vectors have also resulted in liver damage and death. Further, following administration of any AAV vector, patients are likely to develop neutralizing antibodies specific to the vector administered. Other preclinical studies have suggested that high dosages of AAV administration may result in toxicity due to degeneration of the dorsal root ganglia. Preliminary results of our NHP toxicology studies for our PBFT02 product candidate have demonstrated trigeminal ganglia and dorsal root ganglia toxicity. Based on these results, and if our vectors demonstrate a similar effect in other programs, we may decide or be required to perform additional preclinical studies or to halt or delay further clinical development of our product candidates.

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

Although we have recruited a team that has experience with clinical trials, as a company, we have limited experience in conducting clinical trials. Moreover, we currently rely on third parties, now primarily Gemma, for our discovery and certain of our preclinical research, and will continue to rely upon medical institutions, clinical investigators, and CROs to conduct clinical trials for our product candidates. We expect to rely heavily on these parties for execution of preclinical and clinical trials for our product candidates and control only certain aspects of their activities. If these parties reduce the levels of efforts and resources to our product candidate activities, prioritize work with a competitor of ours or if a dispute were to arise between us and these parties, they may not meet our expected deadlines or provide us with sufficient materials for our regulatory filings. Nevertheless, we will be responsible for ensuring that each of our preclinical and clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our preclinical studies and clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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

Before any of our third-party manufacturers and suppliers can begin to commercially manufacture our product candidates, including the materials used to administer our product candidates, they must demonstrate to regulatory authorities that the planned chemistry, manufacturing and controls for our gene therapy product candidates meet certain requirements. Manufacturing of product candidates for clinical and commercial purposes must comply with the cGMP and applicable ex-U.S. regulatory requirements. The cGMP requirements govern quality control and documentation policies and procedures. Complying with cGMP and ex-U.S. regulatory requirements will require that we expend time, money and effort in production, recordkeeping and quality control to assure that our product candidates meet applicable specifications and other requirements. Our third-party manufacturers also must demonstrate to the FDA and ex-U.S. regulators that they can make the product candidate in accordance with the cGMP requirements as part of a pre-approval inspection prior to FDA or similar ex-U.S. regulatory approval of the product candidate. Failure to pass a pre-approval inspection might significantly delay our ability to begin trials in the respective jurisdiction and FDA and ex-U.S. regulatory approval of our product candidates. If any of our third-party manufacturers fail to comply with these requirements, we would be subject to possible regulatory action, which could limit the jurisdictions in which we are permitted to sell our products. As a result, our business, financial condition and results of operations may be materially harmed.

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

For the treatment of FTD, there are no approved disease-modifying therapies. We consider our most direct competitors with respect to PBFT02 for the treatment of FTD-GRN to be Prevail Therapeutics Inc. (part of Eli Lilly & Co), which is conducting a Phase 1/2 clinical trial for a gene therapy treatment for FTD-GRN and AviadoBio Ltd, which began enrolling their Phase 1/2 gene therapy trial in patients with FTD-GRN in 2023. AviadoBio Ltd entered into an exclusive option and licensing agreement with Astellas Pharma Inc. in October 2024. Alector, Inc. (partnered with GSK plc) is conducting a Phase 3 clinical trial with a humanized anti-human sortilin monoclonal antibody for FTD-GRN. Additional companies, including Kyowa Kirin Co., Ltd. and QurAlis Corporation, are conducting preclinical research using genetic medicine approaches to treat patients with FTD-GRN. Denali Therapeutics Inc., in partnership with Takeda Pharmaceutical Company Limited, is conducting a Phase 1/2 clinical trial for their recombinant progranulin protein. Vesper Bio ApS initiated a Phase 1b/2a study in asymptomatic GRN mutation carriers in Q1 2025. We are also aware of other therapeutic approaches in preclinical development that may target FTD-GRN patients, including the Arkuda Therapeutics small molecule progranulin enhancer program which entered an exclusive option and asset purchase agreement with Johnson & Johnson Innovative Medicine in the first quarter 2024. With respect to PBFT02 for the treatment of FTD-C9orf72, our clinical stage competitors are Transposon Therapeutics, Inc., which conducted a Phase 2 trial with a small molecule autophagy modulator for FTD-C9orf72, and Alector, Inc. (partnered with GSK plc) which conducted a Phase 2 clinical trial for latozinemab in FTD-C9orf72. There are other approaches in preclinical development for the treatment of FTD-C9orf72. In addition to the GRN and C9orf72 targeted therapies, there are three clinical stage programs targeting the TDP-43 pathway. There are also numerous pre-IND stage programs exploring TDP-43 and other targets for the treatment of FTD.

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

If we breach any of the agreements under which we license the use, development and commercialization rights to our product candidates or technology from third parties, we could lose license rights that are important to our business. Our current clinical product candidates, including PBFT02, are licensed from Penn. Under the Penn License Agreement, we are subject to various obligations, including payment obligations, diligence obligations such as development and commercialization obligations, as well as potential royalty payments and other obligations. If we fail to comply with any of these obligations or otherwise breach our license agreements, our licensors may have the right to terminate the applicable license in whole or in part. Generally, the loss of any one of our current licenses, or any other license we may acquire in the future, could harm our business, prospects, financial condition and results of operations.

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

Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may elect to or be required to file infringement claims, which can be expensive and time-consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

Past or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. For example, in March 2013, under the Leahy-Smith America Invents Act, or America Invents Act, the United States moved from a “first to invent” to a “first-inventor-to-file” patent system. Under a “first-inventor-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are currently unclear as the USPTO continues to promulgate new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-inventor-to-file” provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the America Invents Act and new regulations on the specific patents discussed in this filing have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

Some of the intellectual property rights that we have in-licensed were generated through the use of U.S. government funding and are therefore subject to federal regulations such as “march-in” rights, certain reporting requirements, and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with ex-U.S. manufacturers.

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

We have obtained Orphan Drug Designation for PBFT02 for the treatment of FTD. We have sought and may continue to seek Orphan Drug Designation for one or more of our other product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as tax advantages and user-fee waivers. Opportunities for grant funding toward clinical trial costs may also be available for clinical trials of drugs for rare diseases, regardless of whether the drugs are designated for the orphan use. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication for seven years, except in limited circumstances. For large molecule drugs, including gene therapies, sameness is determined based on the principal molecular structural features of a product. As applied to gene therapies, the FDA has recently issued final guidance in which it stated it generally intends to consider certain key features, such as the transgenes expressed by the gene therapy and the vectors used to deliver the transgene, to be principal molecular structural features. With regard to vectors, the FDA generally intends to consider whether two vectors from the same viral class are the same or different on a case-by-case basis. The FDA does not intend to consider minor differences between transgenes and vectors to be different principal molecular structural features. When two gene therapy products express the same transgene and have or use the same vector, determining whether two gene therapies are the same drug may also depend on additional features of the final gene therapy product, such as regulatory elements and the cell type that is transduced (for genetically modified cells). In such cases, the FDA generally intends to determine whether two gene therapy products are different on a case-by-case basis.

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

To the extent that any disruption, security breach, or cyber-attack were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our patient data, we may also have obligations to notify patients and regulators about the incident, and we may need to provide some form of remedy, such as a subscription to credit monitoring services, pay significant fines to one or more regulators, or pay compensation in connection with a class-action settlement (including under the private right of action under the California Consumer Privacy Act of 2018, or the CCPA, which increased the likelihood of security breach litigation). Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises patient data. Additionally, the financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we may maintain, and there can be no assurance that the limitations of liability in any of our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above. Any of the foregoing could have an adverse effect on our business, reputation, operating results, and financial condition.

Our ability to utilize our net operating loss carryforwards may be subject to limitation.

As of December 31, 2024, we had federal and state net operating loss, or NOL, carryforwards of $339.1 million, and local NOL carryforwards of $218.8 million. $0.3 million of the federal NOLs will begin to expire in 2037, and the remainder will carry forward indefinitely.

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

Tax laws are being re-examined and evaluated globally, and tax authorities are increasingly scrutinizing the tax positions of companies. Changes in tax laws and regulations in federal, state, local, and foreign jurisdictions could have material adverse impacts on our business, cash flows, operating results, or financial condition, and could materially affect our tax obligations and effective tax rate. For example, the Tax Cuts and Jobs Act significantly reformed the Code. This legislation, among other things, included changes to U.S. federal tax rates, imposed significant additional limitations on the deductibility of interest and the use of net operating losses generated in tax years beginning after December 31, 2017. For our 2022 through 2024 tax years, the Tax Cuts and Jobs Act eliminated the option to immediately deduct research and development expenditures and required taxpayers to amortize domestic expenditures over five years and foreign expenditures over fifteen years. Beginning with our 2025 tax year, the One Big Beautiful Bill Act, or OBBBA, restored immediate deductibility of domestic expenditures, while foreign expenditures will continue to be capitalized and amortized over fifteen years. Changes in corporate tax rates, the realization of net deferred tax assets, the deductibility of expenses under the Tax Cuts and Jobs Act, the OBBBA, or future changes in tax laws could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the OBBBA, or any newly enacted federal tax legislation. Changes in tax laws or regulations in the various tax jurisdictions we are subject to that are applied adversely to us or our clients could increase the costs of our products and harm our business.

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

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA and ex-U.S. regulators, provide accurate information to the FDA and ex-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, pricing, discounting, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

As of June 30, 2025, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned shares representing a substantial portion of our capital stock.

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

The liquidity of our common stock may be adversely affected by our Reverse Stock Split.

On July 14, 2025, we effected the Reverse Stock Split in order to regain compliance with the continued listing requirements of the Nasdaq Capital Market. The liquidity of our common stock may be adversely affected by the Reverse Stock Split given the reduced number of shares that are outstanding following the Reverse Stock Split, which may lead to reduced trading and a smaller number of market makers for our common stock. In addition, the Reverse Stock Split may have increased the number of stockholders who own “odd lots” of less than 100 shares of our common stock. Odd lot shares may be more difficult to sell, and brokerage commissions and other costs of transactions in odd lots may be higher than the costs of transactions in “round lots” of even multiples of 100 shares.

Despite the Reverse Stock Split, the resulting per-share trading price of our common stock may nevertheless fail to attract institutional investors and may not satisfy the investing guidelines of such investors and, consequently, the trading liquidity of our common stock may be adversely affected. Accordingly, the Reverse Stock Split may not achieve the desired results of increasing marketability of our common stock.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will be limited to the appreciation of stock. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in value of the stock. We cannot guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

In the European Economic Area, or the EEA, the General Data Protection Regulation, or the GDPR, governs the collection, use, disclosure, transfer or other processing of personal data of European persons. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities, changes the lawful bases on which personal data can be processed, expands the definition of personal data and requires changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws (sometimes referred to as “third countries”), and imposes strict rules subject to substantial fines for breaches and violations (up to the greater of €20 million or 4% of our annual worldwide gross revenue). These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets, and, in recent months, the global economy has been impacted by fluctuating interest rates, tariffs, and inflation. Likewise, the capital and credit markets may be adversely affected by the ongoing conflicts in Ukraine and the Middle East, the possibility of a wider European or global conflict, global sanctions imposed in response thereto, and potential recessions. Moreover, there has been recent turmoil in the global banking system. We regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit and there is no guarantee that the federal government would guarantee all depositors if such financial institutions were to fail, as they did with Silicon Valley Bank, or SVB, depositors, in the event of further bank closures and continued instability in the global banking system. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Trading Plans

During the three months ended June 30, 2025, none of our directors or officers, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of a “Rule 10b5-1 trading agreement” or “non-Rule 10b-51 trading agreement,” as those terms are defined in Regulations S-K, Item 408.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith

10.1˄†	Amendment to the Exclusive License Agreement (GM1), dated May 7,2025, by and between the Registrant and Gemma Biotherapeutics, Inc.				X

10.2˄	Amendment to the Exclusive License Agreement (Krabbe), dated May 7, 2025, by and between the Registrant and Gemma Biotherapeutics, Inc.				X

10.3˄	Amendment to the Exclusive License Agreement (MLD), dated May 7, 2025, by and between the Registrant and Gemma Biotherapeutics, Inc.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension				X
Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

ad

˄

Registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

†	Registrant has omitted portions of this exhibit as permitted under Item 601(b)(10) of Regulation S-K.
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

PASSAGE BIO, INC.

Date: August 12, 2025	By:	/s/ William Chou, M.D.
William Chou, M.D.
President and Chief Executive Officer

Date: August 12, 2025	By:	/s/ Kathleen Borthwick
Kathleen Borthwick
Chief Financial Officer