Form 10-Q
period 2025-09-30
Passage BIO, Inc.
filed 2025-11-10
CIK 1787297

Y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025, the registrant had 3,178,710 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “forecast,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our plans to develop and commercialize our product candidates, the timing and results of our ongoing or planned preclinical studies and clinical trials, risks associated with clinical trials, including our ability to adequately manage clinical activities, unexpected concerns that may arise from additional data or analysis obtained during clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the clinical utility of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the willingness of healthcare professionals to use our product candidates, the timing, or amount, of receipt of any potential future milestone and royalty payments, the sufficiency of our cash and cash equivalents, general economic, industry and market conditions, including fluctuating interest rates and inflation, tariffs, the ongoing federal government shutdown and any future potential federal government shutdowns, instability in the global banking system, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

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

PART I-FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Passage Bio, Inc.

Balance Sheets

	(Unaudited)
(in thousands, except share and per share data)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$52,773	$37,573
Marketable securities	—	39,183
Prepaid expenses and other current assets	1,637	838
Prepaid research and development	1,320	1,221
Total current assets	55,730	78,815
Property and equipment, net	5,159	9,331
Right of use assets - operating leases	13,001	13,803
Other assets	270	463
Total assets	$74,160	$102,412
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$952	$742
Accrued expenses and other current liabilities	4,001	6,707
Non-refundable sublicense and transition services payments	13,750	8,226
Operating lease liabilities	3,542	3,688
Total current liabilities	22,245	19,363
Operating lease liabilities - noncurrent	20,795	21,788
Total liabilities	43,040	41,151

Commitments and contingencies (note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding at both September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value: 300,000,000 shares authorized; 3,178,710 shares issued and outstanding at September 30, 2025 and 3,161,503 shares issued and outstanding at December 31, 2024	—	—
Additional paid‑in capital	722,894	720,488
Accumulated other comprehensive income (loss)	—	8
Accumulated deficit	(691,774)	(659,235)
Total stockholders’ equity	31,120	61,261
Total liabilities and stockholders’ equity	$74,160	$102,412

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Operating expenses:
Research and development	$4,307	$8,656	$17,858	$30,621
General and administrative	4,348	7,251	14,953	20,276
Impairment of long-lived assets	—	4,795	2,637	5,233
Loss from operations	(8,655)	(20,702)	(35,448)	(56,130)
Other income (expense), net	906	1,362	2,909	4,088
Net loss	$(7,749)	$(19,340)	$(32,539)	$(52,042)
Per share information:
Net loss per share of common stock, basic and diluted	$(2.44)	$(6.15)	$(10.26)	$(17.04)
Weighted average common shares outstanding, basic and diluted	3,178,710	3,146,582	3,170,573	3,054,440
Comprehensive loss:
Net loss	$(7,749)	$(19,340)	$(32,539)	$(52,042)
Unrealized gain (loss) on marketable securities	—	99	(8)	75
Comprehensive loss	$(7,749)	$(19,241)	$(32,547)	$(51,967)

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Stockholders’ Equity

(Unaudited)

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at July 1, 2025	3,178,710	$—	$722,283	$—	$(684,025)	$38,258
Share‑based compensation expense	—	—	611	—	—	611
Net loss	—	—	—	—	(7,749)	(7,749)
Balance at September 30, 2025	3,178,710	$—	$722,894	$—	$(691,774)	$31,120

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2025	3,161,503	$—	$720,488	$8	$(659,235)	$61,261
Exercise of stock options and vesting of restricted stock units	14,325	—	—	—	—	—
Issuance of shares in connection with employee stock purchase plan	2,882	—	14	—	—	14
Unrealized gain (loss) on marketable securities	—	—	—	(8)	—	(8)
Share‑based compensation expense	—	—	2,392	—	—	2,392
Net loss	—	—	—	—	(32,539)	(32,539)
Balance at September 30, 2025	3,178,710	$—	$722,894	$—	$(691,774)	$31,120

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Stockholders’ Equity

(Unaudited)

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at July 1, 2024	3,146,154	$—	$717,794	$(67)	$(627,170)	$90,557
Exercise of stock options and vesting of restricted stock units	625	—	—	—	—	—
Unrealized gain (loss) on marketable securities	—	—	—	99	—	99
Share‑based compensation expense	—	—	1,400	—	—	1,400
Net loss	—	—	—	—	(19,340)	(19,340)
Balance at September 30, 2024	3,146,779	$—	$719,194	$32	$(646,510)	$72,716

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2024	2,805,618	$—	$705,794	$(43)	$(594,468)	$111,283
Issuance of common stock under the ATM Facility, net of offering costs	300,000	—	8,742	—	—	8,742
Exercise of stock options and vesting of restricted stock units	36,232	—	35	—	—	35
Issuance of shares in connection with employee stock purchase plan	4,929	—	50	—	—	50
Unrealized gain (loss) on marketable securities	—	—	—	75	—	75
Share‑based compensation expense	—	—	4,573	—	—	4,573
Net loss	—	—	—	—	(52,042)	(52,042)
Balance at September 30, 2024	3,146,779	$—	$719,194	$32	$(646,510)	$72,716

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2025	2024
Cash flows used in operating activities:
Net loss	$(32,539)	$(52,042)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	551	2,362
Share‑based compensation	2,392	4,573
Amortization of premium and discount on marketable securities, net	129	(1,162)
Impairment of long-lived assets	2,637	5,233
Other non-cash items	14	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, and other assets	(806)	(117)
Prepaid research and development	(99)	1,562
Non-refundable sublicense and transition services payments received	4,015	5,000
Right of use assets and operating lease liabilities	(337)	(171)
Accounts payable	1,719	191
Accrued expenses and other current liabilities	(2,706)	(4,941)
Net cash provided by (used in) operating activities	(25,030)	(39,512)
Cash flows provided by (used in) investing activities:
Purchases of marketable securities	—	(72,594)
Sales or maturities of marketable securities	39,046	113,882
Sale of property and equipment and other assets	1,170	(20)
Net cash provided by (used in) investing activities	40,216	41,268
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock under the ATM Facility, net of offering costs	—	8,742
Proceeds from the exercise of stock options	—	35
Proceeds from the issuance of common stock under employee stock purchase plan	14	50
Net cash provided by (used in) financing activities	14	8,827
Net increase (decrease) in cash and cash equivalents	15,200	10,583
Cash and cash equivalents at beginning of period	37,573	21,709
Cash and cash equivalents at end of period	$52,773	$32,292
Supplemental disclosure of non‑cash activities:
Unrealized gain (loss) on marketable securities	$(8)	$75
Right of use assets recognized upon the commencement of sublease	$—	$(422)
Operating lease liabilities recognized upon the commencement of sublease	$—	$422

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Notes to Unaudited Interim Financial Statements

1. Nature of Operations

Passage Bio, Inc., or the Company, a Delaware corporation incorporated in July 2017, is a clinical stage genetic medicines company focused on improving the lives of patients with neurodegenerative diseases. The Company’s primary focus is the development and advancement of cutting-edge, one-time therapies designed to target critical underlying pathology in these conditions. The Company’s lead clinical product candidate is PBFT02 for the treatment of frontotemporal dementia, or FTD, caused by progranulin deficiency, or FTD-GRN, which seeks to elevate progranulin levels to restore lysosomal function and slow disease progression.

2. Risks and Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $691.8 million as of September 30, 2025. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.

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

On March 5, 2021, the Company entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, relating to the applicable terms of at-the-market equity offerings, or the ATM Facility, pursuant to which the Company may, but is not obligated to, offer and sell, from time to time, shares of its common stock with an aggregate offering price up to $125.0 million through Cowen, as sales agent in the ATM Facility. The Company issued 6,000,000 shares of common stock (300,000 shares adjusted for the 1-for-20 reverse stock split of its common stock effected in 2025) under the ATM Facility resulting in net proceeds of $8.7 million, after deducting offering costs of $0.3 million in March 2024. The Company is limited in its capacity to offer and sell shares of its common stock under this sales agreement pursuant to the prospectus supplement to its shelf registration statement on Form S-3, filed on March 5, 2025. As of September 30, 2025, $15.8 million of capacity remains available to be sold under the ATM Facility.

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the SEC, which permits reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying balance sheets, statements of operations and comprehensive loss, stockholders’ equity, and cash flows have been made. Although these interim financial statements do not include all of the information and notes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim financial statements and notes should be read in conjunction with the audited financial statements and notes included in the Company’s 2024 Annual Report filed on Form 10-K.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of September 30, 2025 consisted of money market funds as described in Note 4. Cash consists of cash deposits at banking institutions.

Marketable Securities

The Company classifies its marketable securities with original maturities of greater than three months as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in comprehensive loss and accumulated other comprehensive income (loss) within stockholders’ equity. Any premium or discount arising at purchase of debt securities is amortized and/or accreted over the term of the security to other income (expense), net. Gains or losses on marketable securities sold are recognized as a component of other income (expense), net in the statement of operations and comprehensive loss on the specific identification method. All marketable securities are available for use, as needed, to fund operations and therefore, the Company classifies all marketable securities as current assets within the balance sheet. As of September 30, 2025, the Company had no marketable securities.

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

When property and equipment are retired or otherwise disposed of, the costs and accumulated depreciation and amortization are removed from the respective accounts, with any resulting gain or loss recognized concurrently. The Company recognized de minimis losses on disposals of property and equipment for the nine months ended September 30, 2025. The Company did not recognize any losses on disposals of property and equipment for the three months ended September 30, 2025 or the three and nine months ended September 30, 2024.

The Company reviews long-lived assets, such as property and equipment, for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company recognized impairment expenses for laboratory equipment and certain other assets of $2.6 million for the nine months ended September 30, 2025. The Company did not recognize any impairment expenses for long-lived assets for the three months ended September 30, 2025. The Company recognized impairment expenses for property and equipment of $2.3 million and $2.7 million for the three and nine months ended September 30, 2024, respectively.

The impairment expenses for the nine months ended September 30, 2025, relate to the Company’s January 2025 announcement to reduce its overall workforce by 55% and cease its lab operations in Hopewell, New Jersey. As a result, the Company reassessed asset groups at its lab in Hopewell, New Jersey, and evaluated such asset groups for impairment under FASB ASC Topic 360, Long-lived assets: Impairment or disposal of long-lived assets. The Company determined the laboratory equipment was a separate asset group based on management’s implemented plans to sell the laboratory equipment and estimated the fair value of the laboratory equipment based on the estimated future cash flows from the sale of such equipment. Subsequent to recording the impairment, the Company entered into a sales agreement for $1.2 million for substantially all the laboratory equipment and certain other assets.

Leasing

The Company evaluates leases at their inception to determine if they are an operating lease or a finance lease. As of September 30, 2025, the Company has classified all leases with terms greater than one year, as operating leases.

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

The Company reviews long-lived assets, such as right of use assets, or ROU assets, for impairment when events or changes indicate the carrying amount of the ROU assets may not be recoverable. The Company did not recognize any impairment expenses for ROU assets for the three and nine months ended September 30, 2025. The Company recognized impairment expenses for ROU assets of $2.5 million for the three and nine months ended September 30, 2024.

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

The Company recorded $0.9 million to other income (expense), net for the three months ended September 30, 2025, which consisted of $0.5 million attributable to interest income and $0.4 million related to income from subleases.

The Company recorded $1.4 million to other income (expense), net for the three months ended September 30, 2024, which consisted of $1.1 million attributable to interest income and the amortization of premium and discount on the Company’s marketable securities, and $0.3 million related to income from subleases.

The Company recorded $2.9 million to other income (expense), net for the nine months ended September 30, 2025, which consisted of $1.8 million attributable to interest income and the amortization of premium and discount on the Company’s marketable securities, and $1.1 million related to income from subleases.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Nine Months Ended September 30,
	2025	2024
Stock options	669,558	600,473
Unvested restricted stock units	52,500	16,510
Employee stock purchase plan	1,973	5,220
	724,031	622,203

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, or ASU 2025-06. ASU 2025-06 is intended to increase the operability of the accounting for internal-use software costs by removing all references to software development project stages. ASU 2025-06 requires capitalization of software costs to start when management has authorized and committed to funding the software project, it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for the Company’s first fiscal year beginning after December 15, 2027, and for interim periods within that year with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

4. Cash, Cash Equivalents and Marketable Securities

The following table provides details regarding the Company’s portfolio of cash and cash equivalents:

	Cost or
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2025:
Cash accounts in banking institutions	$2,490	$—	$—	$2,490
Money market funds	50,283	—	—	50,283
Total	$52,773	$—	$—	$52,773

December 31, 2024:
Cash accounts in banking institutions	$3,527	$—	$—	$3,527
Money market funds	29,058	—	—	29,058
Commercial paper	4,988	—	—	4,988
Total	$37,573	$—	$—	$37,573

As of September 30, 2025, all of the Company’s marketable securities matured and the proceeds were invested into money market funds, which are included in cash and cash equivalents on the Company’s balance sheet.

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

	Fair value measurement at
	reporting date using
	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
September 30, 2025:
Assets
Cash equivalents:
Money market funds	$50,283	$—	$—
Total cash equivalents	50,283	—	—
Total financial assets	$50,283	$—	$—

December 31, 2024:
Assets
Cash equivalents:
Money market funds	$29,058	$—	$—
Commercial paper	—	4,988	—
Total cash equivalents	29,058	4,988	—

Marketable securities:
Certificates of deposit	—	5,971	—
Commercial paper	—	25,439	—
Corporate debt securities	—	1,865	—
U.S. government securities	—	5,908	—
Total marketable securities	—	39,183	—
Total financial assets	$29,058	$44,171	$—

All of the marketable securities had contractual maturities less than one year as of December 31, 2024 and unrealized gains and losses on the marketable securities were de minimis as of December 31, 2024.

Non-Financial Instruments

Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest. Significant increases or decreases in actual cash flows may result in valuation changes. Assets remeasured in the nine months ended September 30, 2025 include the laboratory equipment and certain other assets which were sold prior to September 30, 2025 and are not included in the balance sheet as of September 30, 2025. The impairment related to the remeasurement of $2.6 million is included in the statement of operations for the nine months ended September 30, 2025.

6. Property and Equipment, Net

Property and equipment, net, consists of the following:

(in thousands)	September 30, 2025	December 31, 2024
Laboratory equipment	$—	$10,020
Office equipment	107	119
Computer hardware and software	988	1,111
Furniture and fixtures	419	419
Leasehold improvements	7,386	7,386
Total property and equipment	8,900	19,055
Accumulated depreciation and amortization	(3,741)	(9,724)
	$5,159	$9,331

In connection with the Company’s January 2025 announcement to reduce its overall workforce by 55% and cease its lab operations in Hopewell, New Jersey, management implemented plans to sell substantially all the laboratory equipment and certain other assets and estimated the fair value of the assets based on the estimated future cash flows from the sale of such assets. Subsequent to recording the impairment of $2.6 million, the Company entered into a sales agreement for $1.2 million for substantially all of the laboratory equipment and certain other assets. As a result, the Company did not record any depreciation on the impaired and disposed laboratory equipment during the three and nine months ended September 30, 2025 as the equipment was considered held-for-sale in January 2025. Neither laboratory equipment nor accumulated depreciation related to such equipment are recorded on the balance sheet as of September 30, 2025.

Depreciation and amortization expense was $0.2 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively.

Depreciation and amortization expense was $0.6 million and $2.4 million for the nine months ended September 30, 2025 and 2024, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Professional fees	$303	$406
Compensation and related benefits	2,985	4,405
Research and development	713	1,896
	$4,001	$6,707

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

On July 31, 2024 the Company also entered into a transition services agreement with Gemma, or the Transition Services Agreement, as amended by the First Amendment to the Transition Services Agreement, dated January 31, 2025, pursuant to which, the Company provided transitional services at cost to Gemma through May 31, 2025, and is entitled to reimbursement for transitional services performed retroactively from March 1, 2024, related to the transfer of the Outlicensed Programs. As of September 30, 2025, the Company has collected $7.5 million in initial payments, $4.8 million in transition services payments, and applied $1.5 million in amounts owed to Gemma for the Huntington’s disease program against amounts due to the Company for transition services under these agreements.

As Gemma is a newly-formed company with a limited history of operations, the Company will not recognize revenue under ASC 606 until the Company either (i) has received payment and there are no remaining obligations to transfer goods and services under the Amended Gemma Sublicenses and Transition Services Agreement (as payments received by Gemma are nonrefundable), or (ii) concludes that substantially all of the transaction price is collectible. As of September 30, 2025, the Company has received an initial payment of $7.5 million associated with the aggregate $15.0 million of initial payments to be made under the Amended Gemma Sublicenses for licenses and clinical product supply and $4.8 million associated with the Transition Services Agreement and applied $1.5 million in amounts owed to Gemma for the Huntington’s disease program against amounts due to the Company for transition services under these agreements. The Company recorded these amounts ($13.8 million) as non-refundable sublicense and transition services payments on the balance sheet as of September 30, 2025, as the criteria set forth above have not yet been met.

9. Severance

In January 2025, the Company announced a workforce reduction to reduce operating expenses and to extend its cash runway. In connection with the announcement, the Company reduced headcount by approximately 55%.

In accordance with ASC 420, Exit and Disposal Activities, the Company recorded severance and termination-related costs of $0.4 million in general and administrative expenses and $1.3 million in research and development expenses for the nine months ended September 30, 2025. During the three months ended September 30, 2025, and the three and nine months ended September 30, 2024, the Company recorded no severance and termination-related costs in general and administrative expenses or in research and development expenses. As of September 30, 2025, there were no unpaid severance and termination-related costs.

10. Leases

2005 Market Street Lease Agreement

The Company is party to a lease agreement for office space, or the 2005 Market Street Lease Agreement, in Philadelphia, Pennsylvania. Under the 2005 Market Street Lease Agreement, the Company leased approximately 37,000 square feet. The 2005 Market Street Lease Agreement commenced in February 2021 and is expected to expire in December 2031. The Company has an option to extend the term of the 2005 Market Street Lease Agreement by two additional terms of five years each. The Company has an option to early terminate the 2005 Market Street Lease Agreement as of April 2029, given notice is provided to the landlord no less than fifteen months prior to April 2029. The optional extension and termination terms were not recognized as part of the Company’s measurement of the ROU asset and operating lease liability as of September 30, 2025. In 2023, the Company subleased all of the space at 2005 Market Street as further described in Sublease Agreement A and Sublease Agreement B below.

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

1835 Market Street Sublease Agreement

On February 20, 2024, the Company entered into a sublease agreement with a counterparty, or the 1835 Market Street Sublease Agreement. Under the 1835 Market Street Sublease Agreement, the Company subleased approximately 16,000 square feet of office space in Philadelphia, Pennsylvania. The sublease term began on March 26, 2024 and expired on September 30, 2025. The Company had the option but did not elect to extend the term of the sublease agreement through February 28, 2029. The base sublease rent was $0.3 million per year for the original 18-month term of the sublease. Additionally, the Company was required to pay utility costs associated with the subleased premises.

Laboratory Lease Agreement

The Company is also party to a lease agreement for laboratory space, or the Laboratory Lease Agreement, in Hopewell, New Jersey. The laboratory is focused on state-of-the-art analytical capabilities, assay development and validation, and clinical product testing to support both viral vector manufacturing and clinical development. The Laboratory Lease Agreement commenced in March 2021 and is expected to expire in March 2036. The Company has an option to early terminate the Laboratory Lease Agreement as of March 2032 given notice is provided to the landlord no less than twelve months prior to March 2032. The Company has an option to extend the term of the Laboratory Lease Agreement by up to two five-year terms. These options were not recognized as part of the Company's measurement of the ROU asset and operating lease liability as of September 30, 2025.

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

(in thousands)
2025	$918
2026	3,757
2027	3,863
2028	3,973
2029	4,085
Thereafter	21,621
Total undiscounted lease payments	38,217
Less: imputed interest	(13,880)
Total lease liabilities	$24,337

The following table summarizes lease expense by lease type that was recognized during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating lease cost	$871	$904	$2,628	$2,644
Variable lease cost	503	530	1,584	1,644
	$1,374	$1,434	$4,212	$4,288

The following table shows the weighted average discount rate and weighted average remaining lease term of the operating leases:

	Nine Months Ended
($ in thousands)	September 30, 2025	September 30, 2024
Weighted-average discount rate	9.7%	9.7%
Weighted-average remaining lease term (years)	9.5	10.4

The cash paid for amounts included in the measurement of the Company’s operating lease liabilities for the nine months ended September 30, 2025 and 2024 were $3.0 million and $2.8 million, respectively, recorded in operating cash flows.

The following table summarizes sublease income that was recognized in other income (expense), net during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Sublease rental income	$371	$332	$1,101	$632

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

Litigation

In the normal course of business, the Company from time to time is named as a party to legal claims and actions. The Company records a loss contingency reserve for a legal proceeding when the potential loss is considered probable and can be reasonably estimated. The Company has not recorded any amounts for loss contingencies as of September 30, 2025.

The Company is a defendant in litigation with a former employee, who filed a lawsuit in the Court of Common Pleas of Philadelphia County asserting claims for breach of contract and violation of the Pennsylvania Wage Payment and Collection Law. The plaintiff, who was terminated from his employment in 2019, contended that the Company entered into a binding settlement agreement in February 2020 under which he was to receive shares of company stock and additional compensation. Specifically, he contended that before the announcement of the Company’s initial public offering in February 2020, he was promised 150,000 shares of stock as part of the settlement, and that those shares were not subject to the reverse stock split that was implemented for all shareholders. The Company responded that the shares offered in settlement negotiations in 2020 were to be subject to the reverse split, and that had the settlement been finalized, the plaintiff would have been entitled to 33,836 shares (1,692 shares adjusted for the Reverse Stock Split effected in 2025). A trial in this case was held in October 2024. The jury found that an agreement was reached, but it agreed with the Company that any shares to be awarded to the plaintiff were subject to the reverse split. The jury awarded damages in an amount that was roughly equal to what the Company contended had been offered to the plaintiff before the initial public offering. Both sides then challenged the verdict, and on December 12, 2024, the judge who presided over the trial delivered a judgment in the Company’s favor, finding that no binding agreement was reached and that the plaintiff was not entitled to recover any damages. On December 23, 2024, the plaintiff filed an appeal with the Superior Court of Pennsylvania. On September 25, 2025, the appellate court affirmed the entry of judgment in favor of the Company and on October 7, 2025 the plaintiff filed an Application for Reargument to the Superior Court of Pennsylvania. The Company is awaiting a decision on whether the Superior Court of Pennsylvania will review the case and intends to continue to defend against this claim.

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

The total number of shares authorized under the Incentive Plan as of September 30, 2025 was 947,598. Additionally, 200,621 shares previously issued under the 2018 Plan which were forfeited are available for issuance under the Incentive Plan. As of September 30, 2025, 423,039 shares were available for future grants under the Incentive Plan. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Incentive Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021 and continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors to determine a lesser number of shares shall be added for such year. As a result, the number of shares reserved for issuance under the Incentive Plan increased by 155,155 and 137,361 shares in January 2025 and 2024, respectively.

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

The Inducement Plan was approved by the Company’s board of directors in July 2021. The total number of shares authorized under the Inducement Plan as of September 30, 2025 was 125,000. Of this amount, 87,166 shares were available for future grants as of September 30, 2025. The Inducement Plan provides for the granting of nonqualified stock options and restricted stock awards to employees hired by the Company, as determined by the Company’s board of directors. The Company’s stock options awarded to date under the Inducement Plan vest based on requisite service period and have a term of ten years. The Company’s restricted stock units awarded to date under the Inducement Plan vest based on requisite service period and have a term based on each award agreement.

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded share-based compensation expense in the following expense categories in its accompanying statements of operations and comprehensive loss for the period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development	$170	$535	$662	$2,078
General and administrative	441	865	1,730	2,495
	$611	$1,400	$2,392	$4,573

The following table summarizes stock option activity for the nine months ended September 30, 2025:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2025	577,581	$77.56	7.5
Granted	248,208	7.78
Exercised	—	—
Forfeited	(114,941)	48.96
Expired	(41,290)	175.24
Outstanding at September 30, 2025	669,558	$50.58	8.0
Vested and exercisable at September 30, 2025	341,557	$84.77	7.1
Vested or expected to vest at September 30, 2025	669,558	$50.58	8.0

The weighted average grant date fair value of options granted was $6.02 and $20.60 for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the total unrecognized compensation expense related to unvested stock option awards was $3.5 million, which the Company expects to recognize over a weighted average period of 2.2 years.

The aggregate intrinsic value of options outstanding was $0.1 million at September 30, 2025 and was de minimis at September 30, 2024. The aggregate intrinsic value of options exercised and options exercisable were each de minimis during the three and nine months ended September 30, 2025 and 2024.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Nine Months Ended September 30,
	2025		2024
Expected volatility	93.7%		88.4%
Risk‑free interest rate	4.1%		4.2%
Expected term	5.9	years	6.0	years
Expected dividend yield	—		—

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

The following table summarizes activity related to RSU awards during the nine months ended September 30, 2025:

		Weighted average
	Number of shares	grant date fair value
Unvested balance at January 1, 2025	7,093	$44.80
Granted	60,000	11.70
Vested	(14,325)	27.56
Forfeited	(268)	90.40
Unvested balance at September 30, 2025	52,500	$11.44

As of September 30, 2025, the total unrecognized expense related to all RSUs was $0.4 million, which the Company expects to recognize over a weighted-average period of 1.2 years.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan, or the ESPP, became effective on February 28, 2020. The ESPP authorizes the issuance of up to 99,088 shares of the Company’s common stock. Of this amount, 60,703 were available for future grants as of September 30, 2025. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years, in an amount equal to one percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors to determine a lesser number of shares shall be added for such year. As a result, on January 1, 2025, subject to the discretion of the board of directors, the shares authorized for issuance under the ESPP was not increased.

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

In accordance with the guidance in ASC Topic 718-50, Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock at 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black-Scholes option-pricing model and is recognized over the withholding period. No share-based compensation expense related to the ESPP was recorded during the three and nine months ended September 30, 2025 and 2024.

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

The CODM uses net loss as reported on the Company’s statement of operations to assess the Company’s performance. The CODM also uses cash forecasts in deciding where to invest or expand operations within the business. In these cash forecasts, research and development expenses and general and administrative expenses exclude certain non-cash items such as share based compensation and depreciation and amortization expenses.

The following table summarizes significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development
Wages, benefits and other payroll	$1,147	$2,957	$6,038	$9,312
Third-party costs	2,880	4,492	10,828	17,171
Share-based compensation	170	535	662	2,078
Depreciation and amortization	110	672	330	2,060
Total research and development expenses	4,307	8,656	17,858	30,621
General and administrative
Wages, benefits and other payroll	1,416	2,346	6,004	6,886
Third-party costs	2,421	3,952	6,998	10,592
Share-based compensation	441	865	1,730	2,495
Depreciation and amortization	70	88	221	303
Total general and administrative expenses	4,348	7,251	14,953	20,276
Impairment of long-lived assets	—	4,795	2,637	5,233
Loss from operations	8,655	20,702	35,448	56,130
Other (income) expense, net	(906)	(1,362)	(2,909)	(4,088)
Net loss	$7,749	$19,340	$32,539	$52,042

14. Subsequent Events

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

Overview and Pipeline

We are a clinical stage genetic medicines company focused on improving the lives of patients with neurodegenerative diseases. Our primary focus is the development and advancement of cutting-edge, one-time gene therapies designed to target critical underlying pathologies in these conditions. We believe we have developed a differentiated approach to developing treatments for central nervous system, or CNS, disorders that allows us to select and advance product candidates with a higher probability of technical and regulatory success.

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

We are currently studying PBFT02 in FTD-GRN, for which there are currently no approved disease-modifying therapies. In addition to the continued clinical development of PBFT02 to treat FTD-GRN, we intend to pursue PBFT02 in additional adult neurodegenerative diseases where we believe increasing PGRN levels could provide benefit. Third-party preclinical studies have shown that increased PGRN levels reduce the pathologic accumulation of TAR DNA binding protein 43, or TDP-43. TDP-43 pathology is a hallmark of multiple neurodegenerative conditions, including FTD due to mutations in the C9orf72 gene, or FTD-C9orf72, approximately 95% of sporadic amyotrophic lateral sclerosis, or ALS, and approximately 50% of sporadic FTD. Additionally, we believe restoration of PGRN has the potential to modulate Alzheimer’s disease, or AD, in patients who are carriers of the PGRN-lowering GRN rs5848 single nucleotide polymorphism, or SNP. Individuals with this polymorphism have reduced PGRN levels and are at an increased risk for AD. We have received positive regulatory feedback on the clinical pathway to treating FTD-C9orf72 patients and ALS patients with PBFT02. We are proceeding with clinical development of PBFT02 in FTD-C9orf72 patients, and have opened enrollment in the upliFT-D study for this population.

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

As of June 2025, interim safety highlights from PBFT02 in FTD-GRN patients (n=8) included:

●	In five of eight patients, all treatment emergent adverse events were mild to moderate in severity.
●	Three of eight patients experienced a total of four serious adverse events, or SAEs. Patient 1 experienced the asymptomatic SAEs of venous sinus thrombosis, or VST, and hepatotoxicity. Patient 7 also experienced the SAE of VST, which was asymptomatic and completely resolved prior to day 30 following treatment with anticoagulants. The first Dose 2 patient (Patient 8) experienced the SAE of pulmonary embolism in the setting of a concurrent systemic infection six weeks after receiving PBFT02. The patient responded to treatment with anticoagulants, and the SAE was assessed as possibly related to treatment.
●	No evidence of dorsal root ganglion toxicity, as measured by nerve conduction studies, and no complications during ICM administration were observed across any of the eight treated patients.

As of November 2025, we have completed dosing of Cohorts 1 and 2 in the upliFT-D study. Cohort 1 consists of 5 patients who received Dose 1 of PBFT02, and Cohort 2 consists of 4 patients, split equally between Dose 1 and Dose 2 of PBFT02.

We have amended the upliFT-D clinical trial protocol to introduce a short course of low dose prophylactic anticoagulation, a decision supported by study investigators and the Independent Data Monitoring Committee, or IDMC.

We have implemented the amended protocol at initial trial sites and are currently enrolling Cohort 3, which is expected to consist of five to ten FTD-GRN patients receiving Dose 2 of PBFT02.

In September 2025, we completed a Type D Chemistry, Manufacturing, and Controls meeting with the FDA and aligned on key elements of the analytical plan to establish comparability of our high-productivity, suspension-based PBFT02 manufacturing process.

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

We received positive regulatory feedback on the clinical pathway to treating FTD-C9orf72 with PBFT02 in the ongoing upliFT-D trial and revised the study to include two cohorts. Cohorts 4 and 5 will consist of three to five symptomatic FTD patients with C9orf72 gene mutations who will initially receive Dose 2 PBFT02. There are no disease modifying therapies approved for the treatment of FTD-C9orf72. Based on available literature, we estimate the prevalence of FTD-C9orf72 in the United States and Europe is approximately 21,000. We have implemented the amended protocol at initial trial sites and are currently enrolling Cohort 4.

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

Paused Research Programs

We also have a research program through the Gemma Collaboration Agreement for Temporal Lobe Epilepsy, or TLE, which was previously conducted under the research, collaboration and licensing agreement with Penn, as amended, previously the Penn Agreement and now referred to as the Penn License Agreement. In order to reduce operating expenses, we have paused development of this program.

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

Business Overview

We were incorporated in July 2017 under the laws of the State of Delaware. Since inception, our operations have consisted primarily of conducting preclinical studies, developing licensed technology, conducting clinical trials, and manufacturing clinical supply to support clinical trials. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. Historically, we have funded our operations through the sale of convertible preferred stock and public offerings of common stock. Our net losses were $7.7 million and $19.3 million for the three months ended September 30, 2025 and 2024, respectively, and $32.5 million and $52.0 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $691.8 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of September 30, 2025, we had cash and cash equivalents of $52.8 million. We expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027.

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

In addition, we entered into the Transition Services Agreement, as amended by the First Amendment to the Transition Services Agreement, dated January 31, 2025, pursuant to which, we provided transitional services at cost to Gemma through May 31, 2025, and are entitled to reimbursement for transitional services performed retroactively from March 1, 2024, related to the transfer of the Outlicensed Programs. As of September 30, 2025, we have collected $7.5 million in initial payments and $4.8 million in transition services payments under these agreements. In addition, we have applied $1.5 million in amounts owed to Gemma for the Huntington’s disease program against amounts due to us for transition services.

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

We expect that the reduction of expenses related to the Outlicensed Programs pursuant to the Outlicense Transaction Agreements will offset the increased expenses of advancing our remaining product candidates. As such, we expect our research and development expenses to remain consistent in the near future. If our product candidate portfolio progresses into later-stage clinical trials, we expect that our research and development expenses will increase in the future to support continued research and development activities and production of clinical supply.

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

Impairment of Long-Lived Assets

Impairment of long-lived assets consists of non-cash impairment charges recorded to our assets. We review long-lived assets, such as the right of use assets, or ROU assets, or property and equipment, for impairments when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. During the nine months ended September 30, 2025, we recognized impairment expenses related to property and equipment and certain other assets in connection with the announcement to reduce our workforce by 55% and cease our lab operations in Hopewell, New Jersey. We reassessed asset groups at the lab in Hopewell, New Jersey, and evaluated such asset groups for impairment. We determined the laboratory equipment was a separate asset group based on management’s implemented plans to sell the laboratory equipment and estimated the fair value of the laboratory equipment based on the estimated future cash flows from the sale of such equipment.

Other Income (Expense), Net

Other income (expense), net consists of interest earned on our cash equivalents and marketable securities, amortization of premium and discount on our marketable securities, and income from subleases.

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

The following table sets forth our results of operations for the three months ended September 30, 2025 and 2024:

	Three months ended
	September 30,
(in thousands)	2025	2024	Change
Operating expenses:
Research and development	$4,307	$8,656	$(4,349)
General and administrative	4,348	7,251	(2,903)
Impairment of long-lived assets	—	4,795	(4,795)
Loss from operations	(8,655)	(20,702)	12,047
Other income (expense), net	906	1,362	(456)
Net loss	$(7,749)	$(19,340)	$11,591

Research and Development Expenses

Research and development expenses decreased by $4.4 million to $4.3 million for the three months ended September 30, 2025 from $8.7 million for the three months ended September 30, 2024. The decrease was primarily due to the following:

●	a decrease of $1.8 million in wages and benefits due to a lower headcount following our restructuring in January 2025;
●	a decrease of $0.8 million in facility and other expenses related to decreased depreciation expenses in connection with the disposal of our laboratory equipment;
●	a decrease of $0.4 million in clinical operations expenses due to decreased activity in the GM1 program partially offset by increased activity supporting the FTD program;
●	a decrease of $0.4 million in share-based compensation expense related to reductions in headcount;
●	a decrease of $0.4 million in professional fees;
●	a decrease of $0.3 million in chemistry, manufacturing and control expenses primarily related to reduced costs in connection with the restructuring and ceased operations of the lab in Hopewell, New Jersey; and
●	a decrease of $0.3 million in preclinical research expenses primarily related to reduced Huntington’s disease program expenses.

General and Administrative Expenses

General and administrative expenses decreased by $3.0 million to $4.3 million for the three months ended September 30, 2025 from $7.3 million for the three months ended September 30, 2024. The decrease was primarily due to the following:

●	a decrease of $1.3 million in facility and other expenses primarily due to accruals for litigation matters in the three months ended September 30, 2024 which were subsequently reversed;
●	a decrease of $1.0 million and $0.4 million in wages and benefits and share-based compensation expense, respectively, related to reductions in headcount; and
●	a decrease of $0.3 million in professional fees.

Impairment of Long-Lived Assets

During the three months ended September 30, 2025, we did not record any impairment expense.

During the three months ended September 30, 2024, we recorded $4.8 million of impairment expense related to the Hopewell Laboratory Space. The impairment charges consisted of $2.5 million and $2.3 million recorded to the ROU assets and property and equipment, net, respectively.

Other Income (Expense), Net

Other income (expense), net decreased by $0.5 million to $0.9 million for the three months ended September 30, 2025 from $1.4 million for the three months ended September 30, 2024. The decrease was primarily due to the following:

●	a decrease of $0.6 million in the amortization of premium and discount on our marketable securities.

The decrease was partially offset by:

●	an increase of $0.1 million attributable to income from subleases.

Comparison of the nine months ended September 30, 2025 and 2024

The following table sets forth our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine months ended
	September 30,
(in thousands)	2025	2024	Change
Operating expenses:
Research and development	$17,858	$30,621	$(12,763)
General and administrative	14,953	20,276	(5,323)
Impairment of long-lived assets	2,637	5,233	(2,596)
Loss from operations	(35,448)	(56,130)	20,682
Other income (expense), net	2,909	4,088	(1,179)
Net loss	$(32,539)	$(52,042)	$19,503

Research and Development Expenses

Research and development expenses decreased by $12.7 million to $17.9 million for the nine months ended September 30, 2025 from $30.6 million for the nine months ended September 30, 2024. The decrease was primarily due to the following:

●	a decrease of $3.7 million in preclinical research expenses primarily related to the termination of our discovery research obligation under the Penn Agreement and reduced Huntington’s disease program expenses;
●	a decrease of $3.3 million in wages and benefits due to a lower headcount from our restructuring in January 2025;
●	a decrease of $1.9 million in facility and other expenses related to decreased depreciation expenses in connection with the disposal of our laboratory equipment;
●	a decrease of $1.4 million in share-based compensation expense related to reductions in headcount;
●	a decrease of $1.2 million in chemistry, manufacturing and control expenses primarily related to reduced costs in connection with the restructuring and ceased operations of the lab in Hopewell, New Jersey;
●	a decrease of $1.1 million in professional fees; and
●	a decrease of $0.1 million in clinical operations expenses due to decreased activity in the GM1 program partially offset by increased activity supporting the FTD program.

General and Administrative Expenses

General and administrative expenses decreased by $5.3 million to $15.0 million for the nine months ended September 30, 2025 from $20.3 million for the nine months ended September 30, 2024. The decrease was primarily due to the following:

●	a decrease of $2.1 million in professional fees;
●	a decrease of $1.5 million in facility and other expenses primarily due to accruals for litigation matters in the nine months ended September 30, 2024 which were subsequently reversed; and
●	a decrease of $0.9 million and $0.8 million in wages and benefits and share-based compensation expense, respectively, related to reductions in headcount.

Impairment of Long-Lived Assets

During the nine months ended September 30, 2025, we recorded $2.6 million of impairment expense related to laboratory equipment and certain other assets which were revalued and subsequently sold from the Hopewell Laboratory Space.

During the nine months ended September 30, 2024, we recorded $5.2 million of impairment expense primarily consisting of $2.5 million and $2.3 million recorded to the ROU assets and property and equipment, net, respectively, related to the Hopewell Laboratory Space. In addition, we recorded $0.4 million of impairment expenses related to property and equipment for a construction in progress asset we no longer planned to deploy.

Other Income (Expense), Net

Other income (expense), net decreased by $1.2 million to $2.9 million for the nine months ended September 30, 2025 from $4.1 million for the nine months ended September 30, 2024. The decrease was primarily due to the following:

●	a decrease of $1.7 million in the amortization of premium and discount on our marketable securities.

The decrease was partially offset by:

●	an increase of $0.5 million attributable to income from subleases.

Liquidity and Capital Resources

Overview

As of September 30, 2025, we had $52.8 million in cash and cash equivalents and had an accumulated deficit of $691.8 million. We expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027.

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

On March 5, 2021, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, relating to the applicable terms of at-the-market equity offerings, or the ATM Facility, pursuant to which we may, but are not obligated to, offer and sell, from time to time, shares of our common stock with an aggregate offering price up to $125.0 million through Cowen, as sales agent in the ATM Facility. We issued 6,000,000 shares (300,000 shares adjusted for the Reverse Stock Split) of common stock under the ATM Facility, resulting in net proceeds of $8.7 million, after deducting offering costs of $0.3 million in March 2024. We are limited in our capacity to offer and sell shares of our common stock under this sales agreement pursuant to the prospectus supplement to our shelf registration statement on Form S-3, filed on March 5, 2025. As of September 30, 2025, $15.8 million of capacity remains available to be sold under the ATM Facility.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine months ended
	September 30,
(in thousands)	2025	2024
Cash provided by (used in) operating activities	$(25,030)	$(39,512)
Cash provided by (used in) investing activities	40,216	41,268
Cash provided by (used in) financing activities	14	8,827
Net increase (decrease) in cash and cash equivalents	$15,200	$10,583

Net Cash Provided by (Used in) Operating Activities

During the nine months ended September 30, 2025, we used $25.0 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $32.5 million and a decrease in our operating assets of $1.8 million and non-cash charges of $5.7 million related to depreciation, amortization, share-based compensation, amortization of premium and discount, net, impairment of long-lived assets, and other non-cash items. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Net Cash Provided by (Used in) Investing Activities

During the nine months ended September 30, 2025, we had sales and maturities of $39.0 million in marketable securities and received cash proceeds of $1.2 million related to the sale of property and equipment and certain other assets. We did not make any purchases of property and equipment for the nine months ended September 30, 2025.

During the nine months ended September 30, 2024, we purchased $72.6 million in marketable securities, and had sales and maturities of $113.9 million in marketable securities. Purchases of property and equipment were de minimis for the nine months ended September 30, 2024.

Net Cash Provided by (Used in) Financing Activities

During the nine months ended September 30, 2025, we received de minimis proceeds from the issuance of common stock under the ESPP.

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

The aggregate estimated rent payments due over the remaining terms of our leases and sublease are $38.2 million.

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

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2024 Annual Report filed on Form 10-K.

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

We will remain an emerging growth company until December 31, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business.

We are the defendant in litigation with a former employee, who filed a lawsuit in the Court of Common Pleas of Philadelphia County asserting claims for breach of contract and violation of the Pennsylvania Wage Payment and Collection Law. The plaintiff, who was terminated from his employment in 2019, contended that we entered into a binding settlement agreement in February 2020 under which he was to receive shares of company stock and additional compensation. Specifically, he contended that before the announcement of our initial public offering in February 2020, he was promised 150,000 shares of stock as part of the settlement, and that those shares were not subject to the reverse stock split that was implemented for all shareholders. We responded that the shares offered in settlement negotiations in 2020 were to be subject to the reverse split, and that had the settlement been finalized, the plaintiff would have been entitled to 33,836 shares (1,692 shares adjusted for the Reverse Stock Split effected in 2025). A trial in this case was held in October 2024. The jury found that an agreement was reached, but it agreed with us that any shares to be awarded to the plaintiff were subject to the reverse split. The jury awarded damages in an amount that was roughly equal to what we contended had been offered to the plaintiff before the initial public offering. Both sides then challenged the verdict, and on December 12, 2024, the judge who presided over the trial delivered a judgment in our favor, finding that no binding agreement was reached and that the plaintiff was not entitled to recover any damages. On December 23, 2024, the plaintiff filed an appeal with the Superior Court of Pennsylvania. On September 25, 2025, the appellate court affirmed the entry of judgment in favor of the Company and on October 7, 2025 the plaintiff filed an Application for Reargument to the Superior Court of Pennsylvania. We are awaiting a decision on whether the Superior Court of Pennsylvania will review the case and we intend to continue to defend against this claim.

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

We have incurred net losses since our inception in 2017. We incurred net losses of $32.5 million and $52.0 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $691.8 million. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs, acquiring the rights to our product candidates, and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our operations have consumed significant amounts of cash since inception. As of September 30, 2025, our cash and cash equivalents were $52.8 million. We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

Similar consequences may occur as a result of the current or any future shutdown of the federal government. For example, on October 1, 2025, the U.S. government shut down, and similar to its previous shutdowns, certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities. Whenever a government shutdown occurs or becomes prolonged, or if geopolitical or global health concerns prevent the FDA from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, any ongoing government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

While we are in the process of establishing manufacturing capability for certain clinical manufacturing activities, we do not currently plan to independently manufacture most of the drug material for our planned clinical programs. We currently rely, and expect to continue to rely, on third parties for the production of our preclinical study and planned clinical trial materials, including the materials used to administer our product candidates and, therefore, we can control only certain aspects of their activities. The landscape for gene therapy contract development, manufacturing, and testing is competitive. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves, including but not limited to potential competition from other genetic biotechnology companies for the use of such third-party manufacturers. For example, we currently rely on Catalent to manufacture our clinical supply. However, following the recently announced acquisition of Catalent by Novo Holdings A/S, we may face delays or other risks to our manufacturing process depending on any changes implemented as result of such transaction.

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

For the treatment of FTD, there are no approved disease-modifying therapies. We consider our most direct competitors with respect to PBFT02 for the treatment of FTD-GRN to be Prevail Therapeutics Inc. (part of Eli Lilly & Co), which is conducting a Phase 1/2 clinical trial for a gene therapy treatment for FTD-GRN, and AviadoBio Ltd, which began enrolling their Phase 1/2 gene therapy trial in patients with FTD-GRN in 2023. AviadoBio Ltd entered into an exclusive option and licensing agreement with Astellas Pharma Inc. in October 2024. Additional companies, including Kyowa Kirin Co., Ltd. and QurAlis Corporation, are conducting preclinical research using genetic medicine approaches to treat patients with FTD-GRN. Denali Therapeutics Inc., in partnership with Takeda Pharmaceutical Company Limited, is conducting a Phase 1/2 clinical trial for their recombinant progranulin protein. Vesper Bio ApS is conducting a Phase 1/2 study for a small molecule sortilin antagonist in asymptomatic patients with a GRN mutation. We are also aware of other therapeutic approaches in preclinical development that may target FTD-GRN patients, including the Arkuda Therapeutics small molecule progranulin enhancer program which entered an exclusive option and asset purchase agreement with Johnson & Johnson Innovative Medicine in the first quarter 2024. With respect to PBFT02 for the treatment of FTD-C9orf72, Transposon Therapeutics, Inc., is conducting a Phase 2 trial with a small molecule autophagy modulator for FTD-C9orf72. There are other approaches in preclinical development for the treatment of FTD-C9orf72. In addition to the GRN and C9orf72 targeted therapies, there are numerous preclinical programs targeting the TDP-43 pathway. There are also numerous pre-IND stage programs exploring TDP-43 and other targets for the treatment of FTD.

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

Recently, several healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which allows, among other things, the U.S. Department of Health and Human Services, or HHS, to negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source biologics that have been approved for at least 11 years (seven years for single-source drugs) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products began in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations, and by October 1, 2023, each manufacturer of the selected drugs signed a manufacturer agreement to participate in the negotiations. HHS announced the negotiated maximum fair prices on August 15, 2024, and these price caps, which cannot exceed the statutory ceiling price, will come into effect on January 1, 2026. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and establishing a new manufacturer discount program, which requires manufacturers that want their drugs to be covered by Medicare Part D to provide statutorily defined discounts to Part D enrollees. The IRA also extended enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through the year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, some significant, including civil monetary penalties. These provisions began taking effect progressively starting in 2023, although they may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits. Thus, it is unclear how the IRA will be implemented but it will likely have a significant impact on the pharmaceutical industry and the pricing of our products and product candidates. The adoption of restrictive price controls in new jurisdictions, more restrictive controls in existing jurisdictions or the failure to obtain or maintain timely or adequate pricing could also adversely impact revenue. We expect pricing pressures will continue globally.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

●	results of preclinical studies or clinical trials of our product candidates or those of our competitors;
●	unanticipated or serious safety concerns related to the use of any of our product candidates;
●	adverse regulatory decisions, including failure to receive regulatory approval for any of our product candidates;
●	the success of competitive drugs or technologies;
●	regulatory or legal developments in the United States and other countries applicable to our product candidates;
●	the size and growth of our prospective patient populations;
●	developments concerning our collaborators, our external manufacturers or in-house manufacturing capabilities;
●	inability to obtain adequate product supply for any product candidate for preclinical studies, clinical trials or future commercial sale or inability to do so at acceptable prices;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or drugs;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts or publications of research reports about us or our industry;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the biotechnology sector;

●	our cash position or the announcement or expectation of additional financing efforts;
●	health pandemics could adversely impact our business, including our clinical trials and clinical trial operations;
●	general economic, industry and market conditions, including fluctuating interest rates, tariffs, market volatility, the current federal government shutdown and inflation;
●	general economic uncertainty and capital markets disruptions, which has been substantially impacted by geopolitical instability due to the ongoing military conflicts around the world; and
●	other factors, including those described in this “Risk Factors” section, many of which are beyond our control.

Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of September 30, 2025, our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially owned shares representing a substantial portion of our capital stock.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until December 31, 2025. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Trading Plans

During the three months ended September 30, 2025, none of our directors or officers, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of a “Rule 10b5-1 trading agreement” or “non-Rule 10b-51 trading agreement,” as those terms are defined in Regulations S-K, Item 408.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Passage Bio, Inc, as amended.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension				X
Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

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

PASSAGE BIO, INC.

Date: November 10, 2025	By:	/s/ William Chou, M.D.
William Chou, M.D.
President and Chief Executive Officer

Date: November 10, 2025	By:	/s/ Kathleen Borthwick
Kathleen Borthwick
Chief Financial Officer