Form 10-K
period 2025-12-31
Passage BIO, Inc.
filed 2026-03-03
CIK 1787297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the common equity held by non-affiliates of the Registrant on June 30, 2025 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price of $8.00 of the Registrant’s common stock as reported on The Nasdaq Capital Market, was approximately $25.4 million.

The number of shares of the registrant’s common stock outstanding as of February 26, 2026, was 3,207,810.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2026 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the end of the Registrant’s 2025 fiscal year and is incorporated by reference into Part III of this Report.

Passage Bio, Inc.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “forecast,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Annual Report, including without limitation statements regarding our plans to develop and commercialize our product candidates, the timing and results of our ongoing or planned preclinical studies and clinical trials, risks associated with clinical trials, including our ability to adequately manage clinical activities, unexpected concerns that may arise from additional data or analysis obtained during clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the clinical utility of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the willingness of healthcare professionals to use our product candidates, the timing, or amount, of receipt of any potential future milestone and royalty payments, the sufficiency of our cash and cash equivalents, general economic, industry and market conditions, including fluctuating interest rates and inflation, changing tariff policies and trade restrictions, any future potential federal government shutdowns, instability in the global banking system, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

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

We are currently studying PBFT02 in FTD-GRN, for which there are currently no approved disease-modifying therapies. In addition to the continued clinical development of PBFT02 to treat FTD-GRN, we intend to pursue PBFT02 in additional adult neurodegenerative diseases where we believe increasing PGRN levels could provide benefit. Third-party preclinical studies have shown that increased PGRN levels reduce the pathologic accumulation of TAR DNA binding protein 43, or TDP-43. TDP-43 pathology is a hallmark of multiple neurodegenerative conditions, including FTD due to mutations in the C9orf72 gene, or FTD-C9orf72, approximately 95% of sporadic amyotrophic lateral sclerosis, or ALS, and approximately 50% of sporadic FTD. Additionally, we believe restoration of PGRN has the potential to modulate Alzheimer’s disease, or AD, in patients who are carriers of the PGRN-lowering GRN rs5848 single nucleotide polymorphism, or SNP. Individuals with this polymorphism have reduced PGRN levels and are at an increased risk for AD. We have received positive regulatory feedback on the clinical pathway to treating FTD-C9orf72 patients and ALS patients with PBFT02. We have initiated clinical development of PBFT02 in FTD-C9orf72 patients in the upliFT-D trial for this population.

We have an active preclinical research program to develop a genetic medicine to treat Huntington’s disease through our research, collaboration and license agreement, or the Gemma Collaboration Agreement, with Gemma Biotherapeutics, Inc., or Gemma. Huntington’s disease, or HD, is an adult-onset, progressive neurodegenerative disease characterized by motor, cognitive, and behavioral deterioration, ultimately leading to death within approximately 15 to 20 years after symptom onset. There are currently no disease-modifying therapies approved for the treatment of HD, and we estimate the prevalence of HD in the United States and Europe is approximately 70,000, based on available literature.

We are also party to a series of sublicense agreements, as amended, with Gemma in connection with the outlicensing of three pediatric programs we had previously advanced to clinical stage development, collectively the Outlicensed Programs, and such agreements, the Amended Gemma Sublicenses. In addition, we entered into a Transition Services Agreement, as amended, with Gemma. We refer to the Amended Gemma Sublicenses, the Transition Services Agreement, and the Gemma Collaboration Agreement, collectively, as the Outlicense Transaction Agreements.

Prior to the execution of the Outlicense Transaction Agreements, we advanced our preclinical programs through our research collaboration with the Trustees of the University of Pennsylvania’s, or Penn’s, Gene Therapy Program, or GTP. This collaboration provided access to differentiated scientific expertise for the conduct of rigorous preclinical studies to generate promising product candidates. Gemma is comprised of a core research team from GTP and is continuing the same approach to preclinical development to support the continued development of our preclinical Huntington’s disease program.

Our Pipeline

We have a gene therapy pipeline with the potential to address multiple neurodegenerative diseases. Our development programs consist of:

† US/EU prevalence per third-party sources

In addition to the indications above, we believe amyotrophic lateral sclerosis, or ALS, and Alzheimer’s disease, or AD, represent future potential pipeline expansion opportunities for PBFT02.

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

Currently, there are no disease-modifying therapies approved for the treatment of FTD-GRN, and we estimate the prevalence of FTD-GRN in the United States and Europe is approximately 18,000, based on available literature. Supported by findings in preclinical studies, we believe that PBFT02 may provide FTD-GRN patients with significantly improved outcomes. We selected the AAV1 capsid and ICM administration for PBFT02 because this approach led to extensive and robust vector delivery throughout the brain and spinal cord of non-human primates, or NHPs, and due to the higher PGRN levels in cerebrospinal fluid, or CSF, achieved using AAV1 as compared with other serotypes tested. ICM administration of AAV1 to NHPs resulted in elevated CSF levels of human PGRN when compared with CSF levels in healthy human subjects, and in excess of levels achieved in NHPs with AAVhu68 or AAV5. We have an active Investigational New Drug, or IND, application from the U.S. Food and Drug Administration, or the FDA, and approved clinical trial authorizations, or CTAs, in multiple countries for PBFT02. We are conducting our upliFT-D trial, an international, multi-center, open-label, single-arm Phase 1/2 clinical trial of PBFT02 in patients with a diagnosis of symptomatic FTD-GRN.

In June 2025, we reported biomarker data from patients in our upliFT-D trial. Dose 1 of PBFT02 (3.3e10 genome copies/g estimated brain weight, or 4.5e13 total genome copies) resulted in robust and durable increases in CSF PGRN levels, with concentrations increasing from below 3.0 ng/mL at baseline to a mean of 12.4 ng/mL at one month (n=6), 19.4 ng/mL at six months (n=6), 25.9 ng/mL at 12 months (n=4), and 23.8 ng/mL at 18 months (n=2). These levels of CSF PGRN are higher than the range found in healthy adult controls of 3.3 to 8.2 ng/mL (mean=4.8 ng/mL; n=61). CSF PGRN levels for the first patient treated with Dose 2 of PBFT02 (1.6e10 genome copies/g estimated brain weight, or 2.2e13 total genome copies) increased substantially from 1.5 ng/mL at baseline to 7.6 ng/mL at one month, approaching the upper limit of the range found in healthy adult controls. In contrast, following PBFT02 administration, plasma PGRN levels were unaltered, remaining similar to baseline concentrations and below mean levels found in healthy adult controls. Dose 1 of PBFT02 resulted in an average 4% increase in plasma neurofilament light chain, or NfL, levels, a biomarker associated with disease progression, compared to baseline at 12 months post-treatment (n=4). This change in plasma NfL after PBFT02 administration contrasts with an expected increase in plasma NfL levels of approximately

28% and 29% per year among untreated, symptomatic FTD-GRN patients, based on analysis of the ALLFTD natural history data and published natural history data (Saracino 2021), respectively.

As of our June 2025 data disclosure, interim safety highlights from PBFT02 in FTD-GRN patients (n=8) included:

●	Seven patients experienced a collective total of 26 treatment emergent adverse events, or TEAEs, considered related to PBFT02.
●	Two patients experienced a total of three serious TEAE considered related to PBFT02. These included venous sinus thrombosis (2 patients) and hepatoxicity (1 patient). These serious TEAE all occurred at Dose 1, were asymptomatic and responded to treatment.
●	One patient experienced one serious TEAE of pulmonary embolism in the setting of a concurrent systemic infection six weeks after receiving PBFT02, considered unrelated to PBFT02.
●	No evidence of thrombotic angiopathy, dorsal root ganglion toxicity as measured by nerve conduction studies, and no complications during ICM administration were observed across any of the eight treated patients.

We completed the dosing of Cohorts 1 and 2 in the upliFT-D trial in July 2025. Cohort 1 consists of 5 patients who received Dose 1 of PBFT02, and Cohort 2 consists of 4 patients, split equally between Dose 1 and Dose 2 of PBFT02. Cohorts 1 and 2 included participants with a global Clinical Dementia Rating, or CDR, plus National Alzheimer’s Coordinating Center with Frontotemporal Lobar Degeneration, or NACC FTLD, score of 1 or 2 at baseline. The global CDR rating is scored from 0 (normal/asymptomatic) to 3 (severe).

In advance of enrolling Cohort 3, which we expect to consist of 10 FTD-GRN patients receiving Dose 2 of PBFT02, we amended the upliFT-D clinical trial protocol to introduce a short course of low dose prophylactic anticoagulation. We also amended the protocol to exclude patients with a global CDR score of 2 (moderate) at baseline and include only patients with global CDR scores of 0.5 (prodromal) or 1 (mild) at baseline. As of March 2026, we are enrolling patients in Cohort 3 across our global trial sites.

In September 2025, we completed a Type D Chemistry, Manufacturing, and Controls meeting with the FDA and aligned on key elements of the analytical plan to establish comparability of product manufactured with our high-productivity, suspension-based PBFT02 manufacturing process to the current product being used in our ongoing clinical trial.

We expect to deliver on the following related to our upliFT-D trial for PBFT02 for the treatment of FTD-GRN:

●	Report updated interim safety and biomarker data from Dose 2 in FTD patients in the first half of 2026; and,
●	Seek regulatory feedback on registrational trial design in FTD-GRN in the first half of 2026.

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

The potential for benefit of increased PGRN in disorders with TDP-43 pathology has been demonstrated by third-party preclinical studies in mice and zebrafish which showed that increased PGRN levels reduced TDP-43 pathology and associated toxicities. We anticipate that elevating neuronal PGRN levels in diseases with TDP-43 pathology may provide significant benefits to patients. We have initiated preclinical studies to extend these initial observations. Based on available literature, we estimate the prevalence of FTD-C9orf72 in the United States and Europe is approximately 21,000. There are no disease modifying therapies approved for the treatment of FTD-C9orf72.

We received positive regulatory feedback on the clinical pathway to treating FTD-C9orf72 with PBFT02 in the ongoing upliFT-D trial, and Cohorts 4 and 5 of upliFT-D will consist of three to five symptomatic FTD patients with C9orf72 gene mutations who will initially receive Dose 2 PBFT02. We are enrolling and have initiated dosing patients in Cohort 4 across our global trial sites.

Similarly, we received positive regulatory feedback on the clinical pathway to treating ALS with PBFT02 which we believe represents a future pipeline opportunity.

PBFT02 for the Treatment of AD

We also believe that elevating PGRN levels has the potential to improve the course of AD in patients who carry the GRN rs5848 single nucleotide polymorphism, or GRN SNP. The GRN SNP has an allele frequency of approximately 30% and is associated with reduced PGRN levels. Its presence has been shown to confer an increased risk for AD onset. Within symptomatic AD patients, GRN SNP carriers not only have lower levels of PGRN, but also higher levels of CSF tau, which correlates with increased AD pathology in the brain and more rapid disease progression. Third party preclinical studies in animal models have demonstrated that low levels of PGRN may exacerbate AD pathology and, conversely, high levels of PGRN may reduce AD pathology. We believe this represents a future pipeline opportunity for PBFT02.

Clinical Supply

Through our partners, we have manufactured the PBFT02 clinical supply to support completion of the ongoing Phase 1/2 clinical trial in FTD-GRN and FTD-C9orf72, and initiation of a registrational trial in FTD-GRN.

Active Research Programs

We have an active preclinical research program through the Gemma Collaboration Agreement to develop a genetic medicine to treat HD.

HD is an autosomal dominant disorder caused by a mutation in the huntingtin gene, or HTT, in which a CAG trinucleotide repeat tract in the DNA is expanded. This leads to the expression of mutant huntingtin protein. HTT CAG repeat tracts are unstable and can continue to elongate over time, termed somatic instability. In neurons, CAG expansion occurs at different rates in different cells, and CAG expansion to above a certain threshold leads to neuronal dysfunction and death. DNA repair proteins such as MSH3 play a key role in driving somatic instability in HD, by erroneously incorporating extra CAG repeats into HTT DNA in certain circumstances. Published literature has shown that reducing somatic instability by decreasing MSH3 expression reduced disease pathology in HD mice. Further, published human genetic studies have shown that certain genetic MSH3 variants which reduce somatic instability are associated with delayed disease onset and slowed progression in HD patients.

Our approach is to reduce somatic instability and thereby slow neurodegeneration in HD by suppressing MSH3 expression in the brain, via AAV-mediated delivery of a miRNA gene. We expect to declare a clinical candidate for this program in the second half of 2026.

Beyond this program, through the Gemma Collaboration Agreement, we also have the option to license programs for four additional new indications in CNS diseases.

Our Strategy

Our primary focus is the development and advancement of cutting-edge, one-time therapies designed to target the underlying pathology of neurodegenerative diseases.

To achieve our vision, we have assembled a world-class team whose members have decades of collective experience in drug development and commercialization. We leverage this experience as we strive to develop treatments that benefit patients with neurodegenerative conditions and their families. Patients are considered in every decision we make.

Key elements of our strategy include:

•	Focus on neurodegenerative indications for which we can have a transformative impact on patients’ lives. We believe that genetic medicines have the potential to significantly change the course of neurodegenerative diseases and to transform patients’ lives, by providing patients with one-time disease modifying treatments for life-threatening conditions with limited or no approved treatment options.
•	Advance PBFT02 for the treatment of FTD-GRN. Based on the initial clinical data for PBFT02 in FTD-GRN, we are prioritizing the execution of the ongoing upliFT-D trial, with the goal of advancing this program to the registrational phase. We believe this product candidate has the potential to provide FTD-GRN patients improved clinical outcomes, given our initial observations of robust and durable elevations in CSF PGRN levels and early evidence of reductions in plasma NfL, a disease progression biomarker, in patients after PBFT02 administration.
•	Broaden the application of PBFT02 by exploring its potential in additional neurodegenerative indications. Based on initial clinical data for PBFT02 in FTD-GRN and evidence supporting progranulin’s role in neurodegeneration, we have expanded our upliFT-D trial to include FTD-C9orf72 cohorts and are exploring the therapeutic potential of PBFT02 in other diseases, including ALS and AD. We believe that our approach of advancing one genetic medicine candidate to treat multiple indications is a cost-effective strategy due to shared research and development costs, streamlined regulatory processes, and the opportunity for diversified revenue streams.
•	Extend existing, and establish new, relationships with patients and patient advocacy groups. Patients are at the core of what we do. We have been engaging with patients, their families, and their advocacy groups since our inception and have acquired an intimate understanding of how we can positively impact their lives. These relationships deeply inform us as we develop and ultimately seek to commercialize our product candidates. We also have agreements with third-party providers to offer genetic counseling to adults who have been diagnosed with FTD at no cost to the patient.
•	Build upon our strong manufacturing and analytical foundation. We believe the quality, reliability and scalability of our genetic medicine manufacturing techniques and expertise will be a critical advantage to our long-term success. We have combined broad in-house expertise with an outsourced model for execution. Our internal manufacturing and quality experts oversee external manufacturing and supply chain operations provided by third-party strategic relationships, such as Catalent Maryland, a unit of Catalent, Inc. acquired by Novo Holdings A/S, or Catalent. We believe Catalent is capable of producing enough supply to support our planned clinical trials of our current clinical product candidate, and its initial commercial launch if approved.
•	Selectively enter new research and development relationships. We will selectively enter new research collaborations and explore other potential collaborations to build or advance our pipeline, contingent on the prioritization of operating expenses. We will look to nurture our genetic medicine technology capabilities by keeping abreast of advances in next-generation capsid development, promoter selection, transgene design, gene silencing and gene editing, which will help us to engineer optimal product profiles to address diseases with substantial unmet clinical needs.

Genetic Medicine Background

Each person’s genetic material, or genome, consists of DNA in sequences of genetic code called genes. The DNA in the human genome contains approximately three billion nucleotide base pairs, and small changes, or mutations, routinely occur in the base pairs. A mutation in a single gene can alter the amount or activity of the protein expressed by the gene, causing deformities and disease. Currently, there are estimated to be over 10,000 diseases caused by a genetic abnormality in a single gene, which are also known as monogenic diseases. One gene therapy approach is to introduce into cells a new, fully functional version of a defective or missing gene. This approach is the basis for our FTD-GRN program. In addition, gene therapy can also be applied to correct dysfunctional biological pathways that are not necessarily inherited or associated with one defective gene, by reducing the expression of pathological proteins or increasing the production of corrective biological targets. This is the basis for our programs that target conditions such as FTD-C9orf72 and HD.

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

Our Approach

The field of genetic medicine is rapidly expanding and we believe we have developed a differentiated approach to developing treatments for CNS disorders that allows us to select and advance product candidates with a higher- probability of technical and regulatory success. Our gene therapy product candidates use AAV, a small, non-pathogenic virus that is genetically engineered to function as a delivery vehicle, or vector. In our current clinical program, the AAV is administered to a patient to introduce a healthy copy of a gene, or the transgene, to the cells in a process referred to as transduction. Our current approaches use AAVs to deliver a wild type transgene to either (i) restore expression of a fully functional version of a mutated gene or to (ii) overexpress a gene product. The components of an AAV gene therapy vector include the therapeutic gene that makes up the DNA payload, or the transgene, the outer viral shell that encloses the DNA payload, or the capsid, and any promoters added to the vector to boost expression of the transgene. The AAV is often described by the serotype, or strain, of the vector. The core tenets of our approach include a rigorous process for selecting product candidates, mitigation of early development risk through relationships with leading researchers and academic institutions, and mitigation of clinical development risk through deep relationships with patient advocacy groups, key opinion leaders and practitioners. Together, these relationships allow us to directly benefit from decades of collective experience, the latest technologies and contemporary perspectives from patients.

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

•	Optimal route of administration: Identifying the optimal route of administration for AAV gene therapy is critical to achieving safe and effective levels of transgene expression in the targeted location in the CNS. The optimal route of administration for CNS treatments should also leverage the immuno-privileged aspects of the CNS to reduce the potential for deleterious effects of neutralizing antibodies, or NAbs, on the biodistribution of AAV capsids. We evaluate preclinical trial outcomes and other data to decide the preferred route of administration on a program-by-program basis. For our clinical stage product candidate, we believe that ICM administration is the optimal route of administration as compared to other potential delivery mechanisms due to its potential to provide widespread biodistribution to the brain and spinal cord. Further, when compared with systemic and other intra-thecal administration routes, we can achieve comparable protein expression at lower dosages, and thereby also lower the potential for toxicities. The potential for an impact from NAbs is also reduced.
•	Capsid, transgene, and promoter selection: For each clinical program, we conduct rigorous studies to select the capsid, transgene, and promoter to use for our product candidate. We identify the optimal AAV gene therapy for each of our indications depending on the target indication, our goal of CNS and/or peripheral nervous system transduction, and the target brain regions and cell types. Typically, we compare multiple capsids in NHPs to identify the capsid best suited for each program.
•	Cross-correction: Our existing clinical-stage product candidate exploits the cross-correction mechanism by which secreted gene product from transduced cells is taken up by non-transduced cells. We believe this cross-correction mechanism can help overcome the limits of vector biodistribution and CNS transduction inefficiency that are characteristic of other genetic medicine approaches, and will ultimately drive clinical benefit.
•	Effective use of biomarkers: Our development program targets must have measurable, predictive biomarkers to inform early and efficient clinical development decisions. These include biomarkers to confirm achievement of target levels of transduction and gene expression, one or more downstream pharmacodynamic biomarkers to demonstrate positive functional effects on pathways involved in disease etiology, and disease activity and progression biomarkers to demonstrate effects on disease course.

We have a strategic research collaboration with Gemma, which provides us with access to differentiated discovery technology and expertise and informs the basis of our product candidate selections and subsequent preclinical development through to IND status. Our collaboration with Gemma, and previously with GTP, allows us to choose programs that have been, or will be, validated through extensive testing in preclinical disease models. These activities include developing payload constructs, evaluating efficacy in cells and in relevant animal models of disease, selecting the optimum capsid and route of administration for the targeted indication, and evaluating transduction efficiency, biodistribution, safety and tolerability of lead candidates in NHPs. We believe that the gene therapy preclinical expertise provided previously by GTP, and now by Gemma, improves the probability of technical and regulatory success of our clinical programs for PBFT02 indications, for our Huntington’s disease preclinical program, and for future pipeline programs.

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

Indication Selection

The development of PBFT02 in FTD-GRN is facilitated by the following:

•	Cross-correction: Following treatment with PBFT02, overexpressing PGRN in a subset of cells in the CNS could provide a source of secreted protein that could be taken up by surrounding cells, resulting in the potential for cross-correction and broad restoration of neuronal lysosomal function across the entire brain.

•	Biomarkers: There are known biomarkers in FTD-GRN that are measurable and available to assist in drug development.

o	Pharmacodynamic biomarker. PGRN is a secreted protein that can be measured in CSF and plasma, and it has been shown to be reduced in the CSF of human GRN mutation carriers.

o	Disease progression biomarkers. We expect to be able to use recent progress in the identification of clinical disease progression biomarkers for FTD, including plasma and CSF biomarkers, and neuroimaging, to facilitate clinical development by enabling early detection of treatment effects on disease pathophysiology.

•	Preclinical Validation: In our preclinical studies in Grn knockout mice, or Grn-/- mice, intracerebroventricular, or ICV, administration of PBFT02 resulted in increased levels of PGRN in the CNS and CSF, with reduced lysosomal storage pathology and neuroinflammation. ICM administration in NHPs, which do not have the disease phenotype, resulted in robust increases in PGRN levels in CNS and CSF.

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

Comparison of Vector Serotypes: Production of Human PGRN-protein in CSF of NHPs Following ICM-Administration of Different AAVs with Human GRN Gene Payload

Two adult rhesus macaques per treatment received ICM AAV.hPGRN High dose, 3.0e13 GC / 3.3e11 GC/g brain) on study day 0. The decline in hPGRN after peak levels in NHPs correlated with the appearance of antibodies against the human transgene product.

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

Dose-Related Increases in CSF Progranulin in NHPs Following ICM PBFT02 Administration

Adult rhesus macaques received ICM PBFT02 (n = 3/dose) or vehicle (n =2) on trial day 0. CSF sampled 14 days post-dose.

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

Clinical Development

Our clinical development plan is to treat FTD-GRN and FTD-C9orf72 patients with a single dose of PBFT02 via ICM administration.

We initiated our upliFT-D trial, an international, multi-center, open-label, single-arm Phase 1/2 clinical trial of PBFT02 in patients with a diagnosis of symptomatic FTD-GRN. The FTD-GRN portion of the trial is a three-cohort dose-escalation trial, with three to ten subjects per cohort. Dose 1 (3.3e10 genome copies/gm brain weight, or 4.50e13 total genome copies) was administered to five patients in Cohort 1 and the first two patients in Cohort 2. With the third patient in Cohort 2, we introduced Dose 2, which is 50% lower than Dose 1 and exceeds the minimum effective dose determined in the Grn-/- mouse model. Dose 2 was administered to the remaining patients in Cohort 2, is expected to be administered to all patients in Cohort 3, and to all patients in Cohort 4 (FTD-C9orf72). Patients in Cohorts 1 and 2 had a global CDR score of 1 or 2. All patients in Cohorts 3, 4 and 5 will have a global CDR score of 0.5 or 1. The primary endpoint of the trial is to assess safety and tolerability over 60 months. Additional endpoints are to assess change from baseline to 24 months on biomarkers, including CSF and plasma PGRN levels, biomarkers of lysosomal function, neurodegeneration and disease progression, changes in brain volume by MRI, and change in clinical outcomes as measured by the CDR plus NACC FTLD, and other neurocognitive assessments. Interim analyses are planned for certain biomarkers starting at one month post dosing and for clinical outcomes beginning at one year post dosing. Upon completion of a cohort, the Independent Data Monitoring Committee, or IDMC, will review available biomarker and safety data from each subject in the cohort. All subjects will be evaluated over two years for safety and efficacy, followed by an additional 36 months of long-term follow-up.

Clinical Development Results

Biomarkers

In June 2025, we reported interim biomarker data from eight patients in our upliFT-D trial. Dose 1 of PBFT02 resulted in robust and durable increases in CSF PGRN levels, with concentrations increasing from below 3.0 ng/mL at baseline to a mean of 12.4 ng/mL at one month (n=6), 19.4 ng/mL at six months (n=6), 25.9 ng/mL at 12 months (n=4), and 23.8 ng/mL at 18 months (n=2). These levels of CSF PGRN are higher than the range found in healthy adult controls of 3.3 to 8.2 ng/mL (mean=4.8 ng/mL; n=61). CSF PGRN levels for the first patient treated with Dose 2 of PBFT02 (1.6e10 genome copies/g estimated brain weight, or 2.2e13 total genome copies) increased substantially from 1.5 ng/mL at baseline to 7.6 ng/mL at one month, approaching the upper limit of the range found in healthy adult controls. In contrast, following PBFT02 administration, plasma PGRN levels were unaltered, remaining similar to baseline concentrations and below mean levels found in healthy adult controls (data not shown).

CSF Progranulin Levels Following Administration of PBFT02

Progranulin, CSF
Dose 1
Dose 2
CSF PGRN, ng/mL
40
30
20
10
0
Healthy adult range
0
3
6
9
12
15
18
Time (months)
Dose 1 N: 7 6 6 4 2
Dose 2 N: 1 1

Shading: Healthy adult sample range for CSF PGRN (range: 3.28 – 8.15 ng/mL, mean: 4.76 ng/mL, n = 61) (Passage Bio data)

Dose 1: 4.5e13 GC; Dose 2: 2.2e13 GC

CSF, cerebrospinal fluid; M, month

Dose 1 of PBFT02 resulted in an average 4% increase in plasma neurofilament light chain, or NfL, levels, a biomarker associated with disease progression, compared to baseline at 12 months post-treatment (n=4). This change in plasma NfL after PBFT02 administration contrasts with an expected increase in plasma NfL levels of approximately 28% and 29% per year among untreated symptomatic FTD-GRN patients, based on analysis of the ALLFTD natural history data and published natural history data (Saracino 2021), respectively.

Plasma NfL Annual Rate of Change

40%
30%
20%
10%
0%
-10%
% Change
29.0%
28.0%
3.7%
Published NHx (n=15)1
ALLFTD (n=11)2
PBFT02 (n=4)
Natural History
upliFT-D

1Natural history: 15 symptomatic FTD-GRN patients; average time since diagnosis 2.9 years (Saracino et al, 2021).

2Passage Bio analysis of ALLFTD natural history sample comprised of individuals with a pathogenic GRN mutation and a CDR+NACC FTLD global score between 0.5 and 2, inclusive. In upliFT-D FTD-GRN cohort, average time since diagnosis in PBFT02 patients 2.3 years (n=4). NfL, neurofilament light chain; NHx, natural history.

Safety and Tolerability

Seven patients experienced a collective total of 26 TEAEs considered related to PBFT02. Two of those patients experienced a total of three serious TAEs considered related to PBFT02, including venous sinus thrombosis experienced by two patients and hepatoxicity experienced by one patient. These serious TEAE all occurred at Dose 1, were asymptomatic, and responded to treatment. One patient experienced one serious TEAE, considered unrelated to PBFT02, of pulmonary embolism in the setting of a concurrent systemic infection six weeks after receiving PBFT02. There has been no evidence of thrombotic angiopathy, dorsal root ganglion toxicity as measured by nerve conduction studies, and no complications during ICM administration were observed across any of the treated patients.

Clinical Development Plan Guidance

We expect to report updated interim safety and biomarker data in the first half of 2026.

As our clinical data matures, we are planning for continued interactions with regulatory authorities to align on design of the registrational trial and appropriate pathway to submission of a Biologics License Application, or BLA, and regulatory approval for commercialization in the United States and internationally. We expect to seek regulatory feedback on registrational trial design in FTD-GRN in the first half of 2026.

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

For our current clinical drug product, we utilize a production platform approach with HEK293 mammalian cells as the substrate, triple plasmid transient transfection and single-use fixed-bed iCELLis® bioreactor system for the manufacture of our AAV product candidates. We have completed internal process development and the scale-up of a high-productivity, GMP-ready suspension-based manufacturing process for PBFT02 at 200-liter scale. This process is substantially more efficient than the current adherent-based process, with improved yield and the potential of a lower cost of goods. In September 2025, we completed a Type D CMC meeting with the FDA and reached alignment on the analytical plan to support comparability between product manufactured using our high‑productivity, suspension‑based PBFT02 process and the product used in our upliFT-D clinical trial. In addition, we have developed a potency assay for the release of PBFT02 for late-stage clinical studies and commercialization, and received initial positive feedback from the FDA on the suitability of the potency assay and our plans to implement the assay in our comparability protocol and lot release ahead of late-stage clinical development. These two achievements position the PBFT02 program for late-stage development.

We have a collaboration agreement with Catalent that governs our relationship with Catalent for the supply of current Good Manufacturing Practices, or cGMP, capacity. Access to cGMP manufacturing capacity gives us the ability to meet production requirements for our current and future clinical trials. We also have an amended and restated development services and clinical supply agreement, and together with the amended and restated collaboration agreement, the Amended Catalent Agreements, with Catalent to support clinical scale manufacturing for our gene therapy product candidates. The Amended Catalent Agreements establish a limited exclusive relationship between us and Catalent for the manufacture of bulk drug substance and drug product for PBFT02 and PBGM01 programs. The limited exclusive relationship under the Amended Catalent Agreements converts to a non-exclusive relationship (i) in the event Catalent fails to meet certain performance standards and (ii) following certain conditional events related to the divestiture by us of either PBFT02 or PBGM01, in which case, if such events occur, we would pay Catalent certain fees. In the event of certain transactions, we may terminate the Amended Catalent Agreements for convenience with respect to such products, in which case, we would pay Catalent a certain termination fee.

The outlicense and completed transition of our program in GM1 gangliosidosis, or GM1, to Gemma under the Outlicense Transaction Agreements, is deemed by Catalent to be a divestiture under the Amended Catalent Agreements. As such, we are required to make payment of $0.9 million to Catalent.

Other Active Research Programs

We have an active preclinical research program to develop a genetic medicine to treat Huntington’s disease through our Gemma Collaboration Agreement (which was previously conducted by Penn under the Penn Agreement) for which we are exploring multiple potential treatment targets for HD. HD is an adult-onset, progressive neurodegenerative disease characterized by motor, cognitive, and behavioral deterioration, ultimately leading to death within approximately 15 to 20 years after symptom onset. There are currently no disease-modifying therapies approved for the treatment of HD and we estimate the prevalence of HD in the United States and Europe is approximately 70,000, based on available literature.

HD is an autosomal dominant disorder caused by a mutation in the huntingtin gene, or HTT, in which a CAG trinucleotide repeat tract in the DNA is expanded. This leads to the expression of mutant huntingtin protein. HTT CAG repeat tracts are unstable and can continue to elongate over time, termed somatic instability. In neurons, CAG expansion occurs at different rates in different cells, and CAG expansion to above a certain threshold leads to neuronal dysfunction and death. DNA repair proteins such as MSH3 play a key role in driving somatic instability in HD, by erroneously incorporating extra CAG repeats into HTT DNA in certain circumstances. Published literature has shown that reducing somatic instability by decreasing MSH3 expression reduced disease pathology in HD mice. Further, published human genetic studies have shown that certain genetic MSH3 variants which reduce somatic instability are associated with delayed disease onset and slowed progression in HD patients.

Our approach is to reduce somatic instability and thereby slow neurodegeneration in HD by suppressing MSH3 expression in the brain, via AAV-mediated delivery of a miRNA gene. We expect to declare a clinical candidate for this program in the second half of 2026.

Beyond this program, as a result of the Gemma Collaboration Agreement, we also have the option to license programs for four additional CNS indications.

Competition

The biotechnology and pharmaceutical industries, including the genetic medicines field, are characterized by rapidly changing technologies, competition, and a strong emphasis on intellectual property. We are aware of several companies focused on developing gene therapies in various indications as well as several companies addressing methods for modifying genes and regulating gene expression. We may also face competition from large and specialty pharmaceutical and biotechnology companies, academic research institutions, government agencies and public and private research institutions with genetic medicine and other therapeutic approaches.

For the treatment of FTD, there are no approved disease-modifying therapies. We consider our most direct competitor with respect to PBFT02 for the treatment of FTD-GRN to be AviadoBio Ltd, which began enrolling their Phase 1/2 gene therapy trial in patients with FTD-GRN in 2023. AviadoBio Ltd entered into an exclusive option and licensing agreement with Astellas Pharma Inc. in October 2024. Additional companies, including Kyowa Kirin Co., Ltd. and QurAlis Corporation, are conducting preclinical research using genetic medicine approaches to treat patients with FTD-GRN. Denali Therapeutics Inc., in partnership with Takeda Pharmaceutical Company Limited, is conducting a Phase 1/2 clinical trial for their recombinant progranulin protein. Vesper Bio ApS completed a Phase 1/2 trial for a small molecule sortilin antagonist in asymptomatic patients with a GRN mutation. We are also aware of other therapeutic approaches in preclinical development that may target FTD-GRN patients, including the small molecule progranulin enhancer program by Arkuda Therapeutics, who entered into an exclusive option and asset purchase agreement with Johnson & Johnson Innovative Medicine in the first quarter 2024. With respect to PBFT02 for the treatment of FTD-C9orf72, Transposon Therapeutics, Inc., conducted a Phase 2 trial with a small molecule autophagy modulator for FTD-C9orf72. There are other approaches in preclinical development for the treatment of FTD-C9orf72. In addition to the GRN and C9orf72 targeted therapies, there are numerous programs targeting the TDP-43 pathway and other targets for the treatment of FTD.

For the treatment of Huntington’s disease, there are no approved disease-modifying therapies. There are multiple clinical-stage trials evaluating potential disease modifying therapies with mechanisms of action including targeting HTT lowering. We consider our most direct competitors to be those directly targeting somatic instability via modulating DNA repair. There are four companies with preclinical gene therapy programs targeting the DNA repair protein MSH3 including Evox Therapeutics Ltd, Latus Bio, Inc., uniQure N.V., and Voyager Therapeutics, Inc. Multiple other companies are exploring different approaches to target MSH3 in preclinical research. Approaches targeting other DNA repair proteins, such as upregulation of FAN1, are also in preclinical development. Numerous companies are exploring other targets for the treatment of HD.

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

License Agreements

University of Pennsylvania

As a result of the Outlicense Transaction Agreements, we restructured our research, collaboration and licensing agreement with Penn, as amended, previously the Penn Agreement and now referred to as the Penn License Agreement. Pursuant to the Penn License Agreement, as of July 31, 2024, we (i) terminated the funding of discovery research programs; (ii) terminated the research and exploratory research programs; (iii) terminated the remaining eight options we had for future CNS indications; (iv) terminated the transaction fee payable to Penn in the event of certain corporate transactions; and (v) retained our current exclusive and non-exclusive licenses to our programs in FTD, GM1, Krabbe disease, or Krabbe, and metachromatic leukodystrophy, or MLD, and certain platform technologies resulting from the discovery programs that we funded.

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

Gemma - Sublicense Agreements and Transition Services Agreement

In connection with the transfer of the Outlicensed Programs to Gemma, in July 2024, we entered into the Gemma Sublicenses. On May 7, 2025, we agreed to amend each of the Gemma Sublicenses to revise certain financial terms related to the Outlicensed Programs, or the Amended Gemma Sublicenses. Pursuant to the Amended Gemma Sublicenses, we are entitled to receive (i) an aggregate total of $15.0 million in initial payments for licenses and clinical product supply, of which $7.5 million was previously received, $2.5 million of which was due in May 2025, and $5.0 million of which is due in March 2026; (ii) an additional $5.0 million contingent on Gemma completing certain business milestones; (iii) up to an additional $114.0 million in development and commercial milestone payments; and (iv) single digit royalties as a percentage of annual worldwide net sales in exchange for sublicenses to relevant intellectual property, transfer of regulatory dossiers and transfer of clinical trial materials and product supply related to the Outlicensed Programs. In addition, Gemma is responsible for all payments to Penn related to the Outlicensed Programs under the Penn License Agreement.

In addition, we entered into the Transition Services Agreement, as amended by the First Amendment to the Transition Services Agreement, dated January 31, 2025, pursuant to which, we provided transitional services at cost to Gemma through May 31, 2025, and are entitled to reimbursement for transitional services performed retroactively from March 1, 2024, related to the transfer of the Outlicensed Programs. As of December 31, 2025, we have collected $7.5 million in initial payments and $4.8 million in transition services payments under these agreements. In addition, we have applied $1.5 million in amounts owed to Gemma for the Huntington’s disease program against amounts due to us for transition services.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary and/or intellectual property protection in the United States and other countries for our current product candidate and future products, as well as our core technologies, including our manufacturing know-how. We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to the development of our business by seeking, maintaining, and defending our intellectual property, whether developed internally or licensed from third parties. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of gene therapy. Additionally, we intend to rely on regulatory protection afforded through rare drug designations, data exclusivity and market exclusivity as well as patent term extensions, or PTE, and patent term adjustments, or PTA, where available.

Currently, our patent protection consists of patents and patent applications that (i) we have in-licensed from Penn under the Penn Agreement for product candidates in our licensed indications and (ii) we solely own based on the internally developed processes for manufacturing or analyzing our product candidate as well as use of the product candidate in relation to certain neurodegenerative diseases, and (iii) we co-own, with Penn, related to product candidates for the treatment of Huntington’s disease.

The in-licensed patent applications are directed to new AAV capsids and certain defined variants, to recombinant AAV viruses, or rAAVs, capable of delivering certain genes into human cells to treat monogenic diseases of the CNS, as well as to methods of treating those monogenic diseases with rAAV.

Our in-licensed patent portfolio currently includes two patent families with claims directed to rAAV for use in treating FTD. The first patent family includes patents issued in the U.S., Japan, and Saudia Arabia, and applications pending in 13 jurisdictions, including the U.S., Argentina, Brazil, Canada, China, Europe, Israel, Japan, and Korea. The patent applications and any patents that may issue from applications in this family are expected to expire on February 21, 2040, absent any term adjustments or extensions. The second patent family includes applications in 16 jurisdictions, including the U.S., Argentina, Taiwan, Brazil, Canada, China, Europe, Israel, Japan and Korea. Any patents that may issue from applications in this family are expected to expire on August 26, 2041, absent any term adjustments or extensions.

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

We have options under the Penn Agreement and the Gemma Collaboration Agreement to add additional intellectual property to our existing license, as described in the section “License Agreements”.

Our patent portfolio, which we solely own, includes one patent family with claims directed to the method of purifying rAAV. This patent family includes applications pending in 12 jurisdictions, including the U.S., Brazil, Canada, China, Europe, Israel, Japan, and Korea. Any patents that may issue from applications in this family are expected to expire on October 6, 2043, absent any term adjustments or extensions.

The company-owned patent portfolio further includes a patent family directed to the use of rAAV for the treatment of FTD and other neurodegenerative diseases as well as a patent family directed to an assay for testing the potency of the rAAV. The first patent family includes a patent cooperation treaty, or PCT, application and a Taiwanese application. Any patents that may issue from applications in this family are expected to expire on March 3, 2045, absent any term adjustments or extensions. The second patent family includes a PCT application. Any patents that may issue from applications in this family are expected to expire on June 5, 2045, absent any term adjustments or extensions.

The terms of individual patents may vary based on the countries in which they are obtained. Generally, patents issued from applications filed in the United States are effective for 20 years from the earliest effective non-provisional filing date. This term may be extended with a patent term adjustment to account for delays caused by the U.S. Patent and Trademark Office, or USPTO. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of an FDA regulatory review period. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective national filing date.

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

Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our products may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. With respect to our owned or licensed intellectual property, we cannot be sure that patents will issue with respect to any of the pending patent applications to which we own or license rights or with respect to any patent applications that we or our licensors may file in the future, nor can we be sure that any of our licensed patents or any patents that may be issued in the future to us or our licensors will be commercially useful in protecting our product candidates and methods of manufacturing the same. Moreover, we may be unable to obtain patent protection for certain of our product candidates generally, as well as with respect to certain indications. See the section entitled “Risk Factors—Risks Related to Our Intellectual Property” for a more comprehensive description of risks related to our intellectual property.

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

Clinical trials to support BLAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the biologic into subjects, the product is tested to assess safety, dosage tolerance, metabolism, pharmacokinetics, pharmacological actions, side effects associated with drug exposure, and to obtain early evidence of a treatment effect if possible. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug or biologic for a particular indication, determine optimal dose and regimen, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, generally Phase 3 trials are undertaken to obtain additional information about clinical effects and confirm efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug or biologic and to provide adequate information for the labeling of the product. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the safety and efficacy of the drug or biologic. In rare instances, a single Phase 3 trial may be sufficient when either (1) the trial is a large, multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) the single trial is supported by confirmatory evidence.

In addition, the manufacturer of an investigational drug in a Phase 2 or Phase 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational drug.

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing and distribution of the product may begin in the United States. The BLA must include the results of preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application user fee. Under an approved BLA, the applicant is also subject to an annual program fee. These fees typically increase annually. A BLA for a drug that has been designated as an orphan drug is not subject to an application fee, unless the BLA includes an indication for other than a rare disease or condition. The FDA has 60 days from its receipt of a BLA to determine whether to file the application based on the Agency’s determination that it is adequately organized and sufficiently complete to permit substantive review. Once the FDA files the submission, the FDA begins an in-depth review. The FDA has agreed to certain performance goals to complete the review of BLAs. Most applications are classified as Standard Review products that are reviewed within ten months of the date the FDA files the BLA; applications classified as Priority Review are reviewed within six months of the date the FDA accepts the BLA for filing. A BLA can be classified for Priority Review when the FDA determines the biologic product has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority reviews may be extended by the FDA for three or more additional months to consider certain late-submitted information, or information intended to clarify information already provided in the BLA submission.

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

Additional Standard for Gene Therapy Products

In addition to the regulations discussed above, there are a number of additional standards that apply to clinical trials involving the use of gene therapy. The FDA has issued various guidance documents regarding gene therapies, which outline additional factors that the FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical assessment of gene therapies; the chemistry, manufacturing, and controls, or CMC, information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. For instance, the FDA usually recommends that sponsors observe all surviving subjects who receive treatment using gene therapies that are based on adeno-associated virus vectors in clinical trials for potential gene therapy-related delayed adverse events for a minimum 5-year period. The FDA does not require the long-term tracking to be complete prior to its review of the BLA.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to biological products intended to treat a rare disease or condition—a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a product available in the United States for such disease or condition will be recovered from sales of the product. Orphan Drug Designation must be requested before submitting a BLA. After the FDA grants Orphan Drug Designation, the identity of the biological product and its potential orphan disease use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA licensure for a particular active moiety to treat a particular disease with FDA Orphan Drug Designation is entitled to a seven-year exclusive marketing period in the United States for that product in the approved indication. For large molecule drugs, including gene therapies, sameness is determined based on the principal molecular structural features of a product. As applied to gene therapies, the FDA has recently issued final guidance in which it stated it generally intends to consider certain key features, such as the transgenes expressed by the gene therapy and the vectors used to deliver the transgene, to be principal molecular structural features. With regard to vectors, the FDA generally intends to consider whether two vectors from the same viral class are the same or different on a case-by-case basis. The FDA does not intend to consider minor differences between transgenes and vectors to be different principal molecular structural features. When two gene therapy products express the same transgene and have or use the same vector, determining whether two gene therapies are the same drug may also depend on additional features of the final gene therapy product that can contribute to the therapeutic effect, such as regulatory elements and the cell type that is transduced (for genetically modified cells). In such cases, the FDA generally intends to determine whether two gene therapy products are different on a case-by-case basis. During the seven-year marketing exclusivity period, the FDA may not approve any other applications to market a biological product containing the same principal molecular structural features for the same indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. A product can be considered clinically superior if it is safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biological product for the same disease or condition, or the same biological product for a different disease or condition. Among the other benefits of Orphan Drug Designation are tax credits for certain research and a waiver of the BLA user fee.

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

Biosimilars

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical trials, animal studies, and, in some cases, a clinical trial or trials. A biosimilar product may be deemed interchangeable with a previously approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. The first biosimilar product was approved by the FDA in 2015, and the first interchangeable product was approved in 2021.

A reference biologic is granted 12 years of exclusivity from the time of first licensure, or BLA approval, of the reference product during which no application for a biosimilar may be licensed, and no application for a biosimilar can be submitted for four years from the date of licensure of the reference product. The first biologic product submitted under the biosimilar abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against a finding of interchangeability for other biologics for the same condition of use for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar, (ii) 18 months after the first interchangeable biosimilar is approved if no patent litigation ensues, (iii) 18 months after resolution of a lawsuit over the asserted patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar’s application has been approved if a patent lawsuit is ongoing within the 42-month period.

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

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which regulatory approval is obtained. In the United States and markets in other countries, sales of any products for which regulatory approval is obtained for commercial sale will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such products. In the United States, third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication.

Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. Expensive pharmaco-economic studies may need to be conducted in order to demonstrate the medical necessity and cost-effectiveness of product candidates, in addition to the costs required to obtain the FDA approvals. Product candidates may not be considered medically necessary or cost-effective. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product and a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare and Medicaid Services, or CMS. CMS decides whether and to what extent our products will be covered and reimbursed under Medicare. Although private third-party payors tend to follow Medicare practices, no uniform or consistent policy of coverage and reimbursement for drug products exists among third-party payors. Adequate third-party reimbursement may not be available to enable the maintenance of price levels sufficient to realize an appropriate return on investment in product development.

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

Healthcare Reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. Several healthcare reform proposals culminated in the enactment of the Inflation Reduction Act of 2022, or IRA, which, among other things, eliminated, beginning in 2025, the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA also requires HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source biologics that have been approved for at least 11 years (seven years for single-source drugs) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices became effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price has been announced. In addition, CMS selected and announced the negotiated maximum fair price for 15 additional Medicare Part D drugs, which will become effective in 2027. For 2028, CMS selected an additional 15 drugs, comprised of drugs covered under Medicare Part D and, for the first time, drugs payable under Medicare Part B. For 2029 and subsequent years, 20 Part B or Part D drugs will be selected.

Currently, a drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. However, as a result of a statutory amendment enacted in July 2025, beginning with the 2028 negotiated price applicability year, a drug may be designated for more than one rare disease or condition and still be excluded from price negotiation, as long as the only approved indications are for such rare diseases or conditions. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations for the Medicare Part B and Part D inflation rebates. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, some significant, including civil monetary penalties. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and the pricing of our products and product candidates. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented in the future.

Employees and Human Capital Resources

As of December 31, 2025, we had 24 full-time employees. Of these employees, 7 held Ph.D., Pharm.D. or M.D. degrees, and 13 were engaged in research, development and technical operations. All of our employees are based in the United States. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good. From time to time, we also retain independent contractors to support our organization.

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

Our Working Environment

We are committed to creating and maintaining a workplace where all our employees can thrive in an environment that values differences, provides equal opportunities and embraces different backgrounds and perspectives. We treat all individuals with respect and dignity and provide all our employees with fair treatment based on merit. We emphasize working together to develop innovative solutions in support of our mission. We believe our working environment allows us to attract and retain the best employees and develop the best solutions. It is an integral part of our business strategy.

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

Reverse Stock Split

On May 28, 2025, our stockholders provided authorization for our Board of Directors to effect a reverse stock split to regain compliance with Nasdaq’s listing requirements. On July 14, 2025, we effected a 1-for-20 reverse stock split of our common stock, or the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to receive fractional shares received the number of shares of Common Stock as rounded up to the nearest whole share. All share and per share amounts in this Annual Report, including the stock options, restricted stock units, and employee stock purchase plan activity, as well as other share information in this Report have been adjusted retroactively to reflect the Reverse Stock Split for all periods presented.

Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business.

We are the defendant in litigation with a former employee, who filed a lawsuit in the Court of Common Pleas of Philadelphia County asserting claims for breach of contract and violation of the Pennsylvania Wage Payment and Collection Law. The plaintiff, who was terminated from their employment in 2019, contended that we entered into a binding settlement agreement in February 2020 under which he was to receive shares of company stock and additional compensation. Specifically, he contended that before the announcement of our initial public offering in February 2020, he was promised 150,000 shares of stock as part of the settlement, and that those shares were not subject to the reverse stock split that was implemented for all shareholders. We responded that the shares offered in settlement negotiations in 2020 were to be subject to the reverse split, and that had the settlement been finalized, the plaintiff would have been entitled to 33,836 shares (1,692 shares adjusted for the Reverse Stock Split effected in 2025). A trial in this case was held in October 2024. The jury found that an agreement was reached, but it agreed with us that any shares to be awarded to the plaintiff were subject to the reverse split. The jury awarded damages in an amount that was roughly equal to what we contended had been offered to the plaintiff before the initial public offering. Both sides then challenged the verdict, and on December 12, 2024, the judge who presided over the trial delivered a judgment in our favor, finding that no binding agreement was reached and that the plaintiff was not entitled to recover any damages. On December 23, 2024, the plaintiff filed an appeal with the Superior Court of Pennsylvania. On September 25, 2025, the appellate court affirmed the entry of judgment in favor of the Company and on October 7, 2025, the plaintiff filed an Application for Reargument to the Superior Court of Pennsylvania. In December 2025, the Superior Court of Pennsylvania denied the Application for Reargument. In December 2025, the plaintiff petitioned for review of their appeal to the Pennsylvania Supreme Court which is currently pending. We intend to continue to defend against this claim.

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

We are a clinical stage genetic medicines company with a limited operating history on which to base your investment decision. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to staffing our company, business planning, raising capital, entering into collaboration and vendor agreements for conducting preclinical research and clinical development activities for our product candidates, and performing clinical development activities and manufacturing clinical supply. All of our product candidates are in the clinical development stage, have been outlicensed to a third party, or are in the preclinical or discovery stage. We have no products approved for commercial sale and have not generated any revenue from commercial product sales, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. We have generally funded our operations to date through proceeds from sales of convertible preferred stock and public offerings, and do not expect to receive revenue from commercial product sales, for many years, if ever.

We have incurred net losses since our inception in 2017. We incurred net losses of $45.5 million and $64.8 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $704.8 million. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs, acquiring the rights to our product candidates, and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our operations have consumed significant amounts of cash since inception. As of December 31, 2025, our cash and cash equivalents were $46.3 million. We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the end of the first quarter of 2027. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

Accordingly, we will need to continue to rely on additional financing to achieve our business objectives, which may not be available to us on acceptable terms, or at all. For example, we are party to the Sales Agreement with Cowen relating to the sale and issuance, from time to time, of shares of our common stock in at-the-market equity offerings with an aggregate offering price up to $125.0 million, or the ATM Facility. However, our ability to raise capital under the ATM Facility or other registration statements may be limited by, among other things, SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities. Based on our public float as of the date of the filing of this Annual Report on Form 10-K, we are only permitted to utilize a shelf registration statement, including the registration statement under which the ATM Facility is operated, subject to Instruction I.B.6 to Form S-3, which is referred to as the “baby shelf” rule. For so long as our public float is less than $75.0 million, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months pursuant to the baby shelf rules. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms.

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

Our current product candidates are based on gene therapy technology and our future success depends on the successful development of this novel therapeutic approach. The regulatory requirements that govern any novel gene therapy product candidates we develop are not entirely clear and are subject to change. The clinical trial requirements of the FDA and ex-U.S. regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours may be more expensive and take longer than for other, better known or extensively studied product candidates. Further, as we are developing novel treatments for diseases in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA or comparable foreign regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. To date, only a limited number of gene therapy products have been approved in the United States and foreign countries, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States or other jurisdictions. Further, approvals by ex-U.S. regulatory agencies may not be indicative of what the FDA may require for approval, or vice versa.

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

For example, two patients in our upliFT-D trial have experienced a total of three SAEs related to PBFT02. Subsequent to the SAEs, we amended the upliFT-D trial protocol to both increase the steroid regimen and to introduce a short course of low dose prophylactic anticoagulation. Additional possible adverse side effects could occur that may require changes to the protocol in the future. Further, adverse side effects could substantially limit the effectiveness of the treatment. For example, in previous third-party clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a T-cell immune response, whereby after the vector is within the target cells, the cellular immune response system triggers the removal of transduced cells by activated T-cells. Other recent clinical trials involving high doses of AAV vectors have also resulted in liver damage and death. Further, following administration of any AAV vector, patients are likely to develop neutralizing antibodies specific to the vector administered. Other preclinical studies have suggested that high dosages of AAV administration may result in toxicity due to degeneration of the dorsal root ganglia. Preliminary results of our NHP toxicology studies for our PBFT02 product candidate have demonstrated trigeminal ganglia and dorsal root ganglia toxicity. Based on these results, and if our vectors demonstrate a similar effect in other programs, we may decide or be required to perform additional preclinical studies or to halt or delay further clinical development of our product candidates.

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

There have been several significant adverse side effects reported in genetic medicine treatments in the past. For example, in 1999, there was public backlash against gene therapy following the death of a clinical trial subject in a gene therapy clinical trial that utilized an adenovirus vector. It was later discovered that adenoviruses could generate an extreme immune system reaction that can be life threatening. Dr. James Wilson, who has also served as a consultant to us as a Scientific Advisor, was a co-investigator of the 1999 trial while he was Director of the Institute for Human Gene Therapy of Penn. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy by us or our competitors, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception and potential regulatory delays in the clinical testing or approval of our product candidates.

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

The design and implementation of clinical trials is a complex process. As an organization, we have limited experience designing and implementing clinical trials, and we may not successfully or cost effectively design and implement clinical trials that achieve our desired clinical endpoints efficiently, or at all. A clinical trial that is not well designed may delay or even prevent initiation of the trial, can lead to increased difficulty in enrolling patients, may make it more difficult to obtain regulatory approval for the product candidate on the basis of the trial results, or, even if a product candidate is approved, could make it more difficult to commercialize the product successfully or obtain reimbursement from third-party payors. Additionally, a trial that is not well designed could be inefficient or more expensive than it otherwise would have been, or we may incorrectly estimate the related expenses to implement the clinical trial, which could lead to a shortfall in funding.

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

Genetically defined disorders generally, and especially those for which certain of our current product candidates are targeted, have low incidence and prevalence. For example, we estimate the prevalence of FTD-GRN deficiency in the United States and Europe is approximately 18,000. This could be a significant obstacle to the timely recruitment and enrollment of a sufficient number of eligible patients into our trial. Further, we expect to rely in part on our relationships with patient advocacy groups to assist in identifying eligible patients, and any deterioration of those relationships could impede our ability to successfully enroll patients. Patient enrollment may be affected by other factors including:

●	the severity of the disease under investigation;
●	design of the trial protocol;
●	the eligibility criteria for the trial;
●	the perceived risks, benefits and convenience of administration of the product candidate being studied;
●	our efforts to facilitate timely enrollment in clinical trials;
●	the availability of other clinical trials being conducted for the same indication;
●	the patient referral practices of physicians; and
●	the proximity and availability of clinical trial sites to prospective patients.

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

Approval of our product candidates may be delayed or refused for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials, including the methods for collecting and analyzing data, the statistical analysis plan, and the lack of a concurrent control arm or a decision to use external or historical controls;
●	the FDA or comparable foreign regulatory authorities may not agree that the efficacy endpoints used in our clinical trials are appropriate to establish clinical benefit in the intended populations;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidates are safe and effective for any of their proposed indications;
●	development of products for ultra rare diseases may involve the use of natural history data as an external control. We may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that the control arm(s) are adequate to establish the safety and/or effectiveness of our product candidates;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities a durable response to our product candidates;
●	we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;
●	the FDA or comparable foreign regulatory authorities may not agree that we have sufficiently developed, validated or implemented the assays and methods proposed as part of our potency strategy and our approach to testing product candidates for routine lot release, or they may disagree with our approach to assuring the potency of product candidates and determining whether product lots are suitable for release;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
●	the facilities of the third-party manufacturers with which we contract may not be adequate to support approval of our product candidates;
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and
●	even if our product candidates meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process.

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

Disruptions at the FDA or other comparable foreign regulatory authorities may slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. In addition, there is substantial uncertainty regarding new initiatives under the current administration and how these might impact the FDA, its implementation of laws, regulations, policies and guidance and its personnel. Similar initiatives may also be directed toward other government agencies. These initiatives could prevent, limit or delay development and regulatory approval of our product candidates, which would adversely affect our business.

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

Similar consequences may occur as a result of any future shutdown of the federal government. For example, on October 1, 2025, the U.S. government shut down, and similar to its previous shutdowns, certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities. Whenever a government shutdown occurs or becomes prolonged, or if geopolitical or global health concerns prevent the FDA from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, any ongoing government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

FDA-regulated industries, such as ours, face uncertainty with regard to the regulatory environment we will face under the current administration as we proceed with research and development and potential future commercialization. Some of these efforts have manifested to date as efforts to reduce the size of the federal government, including large-scale reductions in force at the FDA. The loss of key personnel at the FDA, including those in leadership positions, is likely to impact operations at the FDA, which could result in, among other things, delays or limitations on our ability to obtain guidance, or changes to previous guidance obtained, from the FDA on our product candidates in development, longer review times and delays in obtaining the regulatory approvals for our product candidates. Moreover, the current administration has recently proposed action to freeze or reduce the budget of the National Institutes of Health as related to its funding for medical research, which could decrease the ability of facilities that rely on NIH funding to enroll and conduct clinical trials or increase the costs to us of conducting clinical trials. There remains general uncertainty regarding future activities. New executive orders, regulations, policies or guidance could be issued or promulgated that adversely affects us or creates a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance, there could be a material adverse effect on us and our business.

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

The term of the research funding portion of the Gemma Collaboration Agreement, under which we have the ability to acquire exclusive rights to additional gene therapy products for CNS indications, expires in July 2029. If we seek to extend or alter the terms of our collaboration, we will need to negotiate a new or amended agreement, which may not be available to us on equally favorable terms, if at all. Gemma has also entered into collaborations with third parties, including certain of our competitors, addressing targets and disease indications outside the scope of our collaboration. As a result, Gemma may have competing interests with respect to their priorities and resources. We may have disagreements with Gemma with respect to the interpretation of the Gemma Collaboration Agreement, use of resources or otherwise that could cause our relationship with Gemma to deteriorate. As a result, Gemma may reduce their focus on, and resources allocated to, our programs, potentially delaying or terminating our ability to advance product candidates through preclinical studies. Additionally, Gemma could face operational and financial challenges that could impact its ability to execute under the Gemma Collaboration Agreement.

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

We, Gemma, and our CROs will be required to comply with regulations, including cGCPs for conducting, monitoring, recording and reporting the results of preclinical and clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any drugs in clinical development. The FDA enforces cGCP regulations through periodic inspections of clinical trial sponsors, principal investigators, and trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials will comply with cGCPs. In addition, our clinical trials must be conducted with product candidates produced in accordance with the requirements in the current Good Manufacturing Practices, or cGMP, regulations. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action.

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

Our product candidates require processing steps that are more complex than those required for most small molecule drugs. Moreover, unlike small molecules, the physical and chemical properties of a biologic such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product is consistent from lot-to-lot or will perform in the intended manner. For example, we have recently developed a potency assay for release of PBFT02 for late-stage clinical studies and commercialization. While we have received initial positive feedback from the FDA on the suitability of our proposed potency assay, there can be no assurance that this assay will be approved by the FDA or ensure product potency, that we will be successful in our attempts to qualify our assay to support late-stage clinical studies, or that the assay will be deemed acceptable by the FDA. Accordingly, we employ multiple steps to control the manufacturing process to assure that the process works consistently and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, low lot yields, product recalls, product liability claims or insufficient inventory. As a result, we may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet the FDA or other applicable standards or specifications with consistent and acceptable production yields and costs.

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

We currently rely, and expect to continue to rely, on third party manufacturers and third party testing laboratories to produce and test clinical supply of our product candidates, and we have not entered into binding agreements with any such parties to support commercialization. The competition for gene therapy contract development, manufacturing, and testing services is intense, and capacity is limited. In addition, these manufacturers and testing laboratories do not have experience producing or testing our product candidates at commercial scale and may be unable to obtain necessary regulatory approvals or to manufacture and test our product candidates with the quality, quantities, analytical consistency, or timelines required to support commercialization.

We currently rely, and expect to continue to rely, on third parties for the production, release and stability testing, and quality control of our clinical trial materials, including the materials used to administer our product candidates. Because all manufacturing and testing activities are outsourced, we can control only certain aspects of their operations. The landscape for gene therapy contract development, manufacturing, and testing is highly competitive, and third party manufacturers and testing laboratories are in high demand. Reliance on these third party manufacturers and testing labs may expose us to risks different than if we manufactured and tested product candidates ourselves, including but not limited to increased competition from other biotechnology companies for manufacturing slots, testing capacity, and specialized analytical expertise.

For example, we currently rely on Catalent for our clinical supply manufacturing and on third party laboratories for lot release testing, stability testing, and specialized assays needed to support regulatory submissions. While we have secured an agreement with Catalent to manufacture clinical supply of our product candidates, we have not yet secured manufacturing or testing capabilities for commercial quantities of our product candidates. We may be unable to negotiate binding agreements with manufacturers or testing laboratories to support potential commercialization activities on commercially reasonable terms, or at all. In addition, under our current agreements with Catalent, (i) we no longer have exclusive access to the dedicated clean room suite and may not be able to secure future capacity to meet our requirements for future clinical and commercial supply, and (ii) we have an exclusive obligation to manufacture certain products with Catalent and therefore may be unable to work with other third party manufacturers. As a result, we may be unable to continue to develop and commercialize our products or product candidates.

Before any of our third party manufacturers or third party testing laboratories can begin to commercially manufacture or test our product candidates, they must demonstrate to regulatory authorities that the planned chemistry, manufacturing and controls—including all analytical testing, release assays, and validation processes—meet applicable regulatory requirements. Manufacturing and testing of product candidates for clinical and commercial purposes must comply with cGMP and applicable ex U.S. regulatory requirements. These requirements govern quality control and documentation policies and procedures for both manufacturers and contract testing laboratories. Complying with cGMP and ex U.S. regulatory requirements will require substantial time, money, and effort in production, assay development, method validation, recordkeeping, and quality control to ensure that our product candidates meet applicable specifications and other requirements.

Our third party manufacturers and testing laboratories must also demonstrate to the FDA and ex U.S. regulators that they can manufacture and test our product candidates in accordance with cGMP as part of pre approval inspections. Failure by any manufacturer or testing lab to pass a pre approval inspection may significantly delay our ability to proceed with clinical trials in the respective jurisdiction or to obtain FDA or ex U.S. regulatory approval. If any of our third party manufacturers or testing labs fail to comply with these requirements, we could be subject to regulatory action that limits the jurisdictions in which we may sell our products. As a result, our business, financial condition, and results of operations may be materially harmed.

In addition, third party manufacturers or testing laboratories may fail to comply with cGMP or similar regulatory requirements outside the United States. Failure by us, our manufacturers, or our testing labs to comply with these requirements could result in sanctions including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions, and criminal prosecutions. Such events could significantly and adversely impact the availability of both manufactured product and testing capacity, limiting supplies of our product candidates.

Even if third party manufacturers and testing laboratories comply with applicable regulatory requirements, we cannot assure that they will be able to successfully manufacture or test additional product candidates at a larger scale, in a timely or economical manner, or at all. Analytical testing for gene therapy products is complex, and scaling up testing capacity, transferring methods to alternative labs, or validating new assays may introduce delays or assay variability. If third party manufacturers or testing labs are unable to successfully increase our manufacturing or testing scale or capacity, the development, testing, and clinical trials of our product candidates may be delayed or become infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

For the treatment of FTD, there are no approved disease-modifying therapies. We consider our most direct competitor with respect to PBFT02 for the treatment of FTD-GRN to be AviadoBio Ltd, which began enrolling their Phase 1/2 gene therapy trial in patients with FTD-GRN in 2023. AviadoBio Ltd entered into an exclusive option and licensing agreement with Astellas Pharma Inc. in October 2024. Additional companies, including Kyowa Kirin Co., Ltd. and QurAlis Corporation, are conducting preclinical research using genetic medicine approaches to treat patients with FTD-GRN. Denali Therapeutics Inc., in partnership with Takeda Pharmaceutical Company Limited, is conducting a Phase 1/2 clinical trial for their recombinant progranulin protein. Vesper Bio ApS completed a Phase 1/2 trial for a small molecule sortilin antagonist in asymptomatic patients with a GRN mutation. We are also aware of other therapeutic approaches in preclinical development that may target FTD-GRN patients, including the small molecule progranulin enhancer program by Arkuda Therapeutics, who entered into an exclusive option and asset purchase agreement with Johnson & Johnson Innovative Medicine in the first quarter 2024. With respect to PBFT02 for the treatment of FTD-C9orf72, Transposon Therapeutics, Inc., conducted a Phase 2 trial with a small molecule autophagy modulator for FTD-C9orf72. There are other approaches in preclinical development for the treatment of FTD-C9orf72. In addition to the GRN and C9orf72 targeted therapies, there are numerous programs targeting the TDP-43 pathway and other targets for the treatment of FTD.

For the treatment of Huntington’s disease, or HD, there are no approved disease-modifying therapies. There are multiple clinical-stage trials evaluating potential disease modifying therapies with mechanisms of action including targeting HTT lowering. We consider our most direct competitors to be those directly targeting somatic instability via modulating DNA repair. There are four companies with preclinical gene therapy programs targeting the DNA repair protein MSH3 including Evox Therapeutics Ltd, Latus Bio, Inc., uniQure N.V., and Voyager Therapeutics, Inc. Multiple other companies are exploring different approaches to target MSH3 in preclinical research. Approaches targeting other DNA repair proteins, such as upregulation of FAN1, are also in preclinical development. Numerous companies are exploring other targets for the treatment of HD.

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

Currently, our intellectual property protection includes patents and patent applications that we have in-licensed from Penn under the Penn License Agreement. The in-licensed patent applications are directed to certain new AAV capsids, to recombinant AAV viruses, or rAAV, capable of delivering certain genes into human cells to treat disorders of the CNS, as well as to methods of treating those diseases with rAAV. Our intellectual property also includes patent applications that we solely own that cover processes that we developed for manufacturing our rAAV products, methods of treating adult neurodegenerative diseases such as FTD-GRN, FTD-C9orf72, and ALS, and an assay for measuring potency of our rAAV product candidate. We also have a patent application co-owned with Penn, directed to rAAV products for treatment of Huntington’s disease.

Additionally, we have options under the Gemma Collaboration Agreement to conduct further research into new CNS indications that may create additional intellectual property.

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

In addition, the patent prosecution process is expensive and time-consuming, and we or our licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, the scope of the claims initially submitted for examination may be significantly narrowed by the time they issue, if at all. It is also possible that we or our licensors may fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We cannot provide any assurances that we will be able to pursue or obtain additional patent protection based on our research and development efforts, or that any such patents or other intellectual property we generate will provide any competitive advantage. Moreover, we do not have the right to control the preparation, filing and prosecution of patent applications, or to control the maintenance of the patents, covering technology that we license from third parties. Therefore, these patents and applications may not be filed, prosecuted or maintained in a manner consistent with the best interests of our business.

Even if we acquire patent protection that we expect should enable us to maintain competitive advantage, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Third parties, including competitors, may challenge the inventorship, scope, validity, or enforceability thereof, which may result in such patents being narrowed, invalidated or held unenforceable. If issued, our own or licensed patents may be challenged in patent offices in the United States and international markets, or in court. For example, we may be subject to a third-party submission of prior art to the USPTO, prior to a patent’s issuance, precluding the granting of a patent based on one of our owned or licensed pending patent applications. We may become involved in opposition, reexamination, inter partes review, post-grant review, derivation, interference, or similar proceedings in the United States or abroad challenging the claims of patents that we own or have licensed, once issued. Furthermore, patents that we own or have licensed may be challenged in court, once issued. Competitors may claim that they invented the inventions claimed in such patents or patent applications prior to the inventors of our own or licensed patents, or may have filed patent applications before the inventors of our own or licensed patents did. A competitor may also claim that we are infringing its patents and that we therefore cannot practice our technology as claimed under our own or licensed patent applications and patents, if issued. One or more claims of our own or licensed patents may be narrowed or invalidated. In litigation, a competitor could claim that our patents, if issued, are not valid for a number of reasons. If a court agrees, we would lose our rights to those challenged patents.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics and biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after we or our partners commercialize those candidates. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to or interchangeable with ours.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, since CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. However, no uniform or consistent policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor as well as from state to state. Consequently, the coverage determination process is often a time-consuming and costly process that must be played out across many jurisdictions and different entities. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. It is difficult to predict what CMS will decide with respect to reimbursement for novel products such as ours since there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS.

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

We have obtained Orphan Drug Designation for PBFT02 for the treatment of FTD. We have sought and may continue to seek Orphan Drug Designation for one or more of our other product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as tax advantages and user-fee waivers. Opportunities for grant funding toward clinical trial costs may also be available for clinical trials of drugs for rare diseases, regardless of whether the drugs are designated for the orphan use. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the drug to treat the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances. For large molecule drugs, including gene therapies, sameness is determined based on the principal molecular structural features of a product. As applied to gene therapies, the FDA has issued final guidance in which it stated it generally intends to consider certain key features, such as the transgenes expressed by the gene therapy and the vectors used to deliver the transgene, to be principal molecular structural features. With regard to vectors, the FDA generally intends to consider whether two vectors from the same viral class are the same or different on a case-by-case basis. The FDA does not intend to consider minor differences between transgenes and vectors to be different principal molecular structural features. When two gene therapy products express the same transgene and have or use the same vector, determining whether two gene therapies are the same drug may also depend on additional features of the final gene therapy product, such as regulatory elements and the cell type that is transduced (for genetically modified cells). In such cases, the FDA generally intends to determine whether two gene therapy products are different on a case-by-case basis.

Although we have obtained Orphan Drug Designation for our clinical product candidates, and even if we obtain Orphan Drug Designation for additional product candidates or in additional indications, we may not be the first to obtain marketing approval of these product candidates for the orphan-designated disease or condition due to the uncertainties associated with developing pharmaceutical products. If a competitor with a product that is determined by the FDA to be the same as one of our product candidates obtains marketing approval before us for the same disease or condition we are pursuing and obtains orphan drug exclusivity, our product candidate may not be approved until the period of exclusivity ends unless we are able to demonstrate that our product candidate is clinically superior. Even after obtaining approval, we may be limited in our ability to market our product. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated disease or condition or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different principal molecular structural features can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same principal molecular structural features for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek Orphan Drug Designation for some of our product candidates, we may never receive such designations. Similarly, the European Commission may also designate a product as an orphan drug under certain circumstances.

If we decide to pursue accelerated approval for any of our product candidates, it may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

In the future, we may decide to pursue accelerated approval for one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful advantage over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective.

Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that, after our evaluation of the feedback and other factors, we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review, or approval, or that, if we decide to pursue any such pathway, our applications will be granted on a timely basis or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further trials prior to considering our application or granting approval of any type. In addition, even if we are able to obtain accelerated approval or any other form of expedited approval for any of our product candidates, we may not obtain such approval in a timely manner or otherwise in accordance with our timelines, and the costs of obtaining such approval and performing any additional trials or analysis may be higher than we currently anticipate. Further, if the results of any such additional trials or analysis do not ultimately support full regulatory approval of the applicable product, it may be withdrawn from the market, which could harm our ability to generate revenue and otherwise negatively impact our business and financial prospects. A failure to obtain, or delay in obtaining, accelerated approval or any other form of expedited development, review, or approval for any of our product candidates would extend the period of time until commercialization, if any, of such product candidate, could increase the cost of development of such product candidate beyond what we anticipate, and could harm our competitive position in the marketplace.

For products granted accelerated approval, sponsors are required to verify and describe the product’s anticipated clinical benefit generally in the form of confirmatory trials. These confirmatory trials must be completed with due diligence and the FDA is authorized to require a post-approval trial to be underway prior to approval or within a specified time period following approval. The FDA is also required to specify conditions of any required post-approval trial. Sponsors are required to submit progress reports for required post approval studies and any conditions required by the FDA. The FDA may initiate enforcement action for the failure to conduct with due diligence a required post-approval trial, including a failure to meet any required conditions, which may include enrollment targets, the trial protocol and trial milestones specified by the FDA, or to submit timely reports.

In addition, all promotional materials for products approved under the accelerated approval pathway are subject to prior review by the FDA. If the FDA were to object to promotional pieces regarding products approved via accelerated approval, a company may be required to revise those materials or be subject to untitled or warning letters.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA created an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as interchangeable based on its similarity to an existing reference product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product is first licensed under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

We believe that if any of our product candidates is licensed as a biological product under a BLA, it should qualify for the 12-year period of exclusivity. However, there is a risk that the FDA will not consider any of our product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Additionally, this period of regulatory exclusivity does not apply to companies pursuing regulatory approval via their own traditional BLA, rather than via the abbreviated pathway. Moreover, an interchangeable biosimilar, once approved, may be substituted under existing law for any one of our reference products in a way that is similar to traditional generic substitution; any non-interchangeable biosimilar products may also be substituted by a health care provider but, under existing law, will not be automatically substituted at the pharmacy. The FDA is currently evaluating its approach to interchangeability and substitution policies are subject to change. The extent of the impact of such substitution will depend on a number of marketplace and regulatory factors that are still developing. Finally, there has been public discussion of potentially decreasing the period of exclusivity from the current 12 years. If such a change were to be enacted, our product candidates, if approved, could have a shorter period of exclusivity than anticipated.

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

For example, the Budget Control Act imposed, subject to certain temporary suspension periods, 2% reductions in Medicare payments to providers per fiscal year starting April 1, 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2032, unless additional Congressional action is taken. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including an alternative rebate calculation for a line extension that is tied to the price increases of the original drug, and Best Price reporting related to certain value-based purchasing arrangements. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs is eliminated. Elimination of this cap has, in some cases, required pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products. It is unclear to what extent these regulations or any future legislation or regulations will affect our business, including our ability to generate revenue and achieve profitability.

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

Several healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which, among other things, requires the U.S. Department of Health and Human Services, or HHS, to negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source biologics that have been approved for at least 11 years (seven years for single-source drugs) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. In addition, CMS has selected and announced the negotiated maximum fair price for 15 additional Medicare Part D drugs, which will become effective for negotiated maximum fair pricing in 2027. For 2028, CMS selected an additional 15 drugs, comprised of drugs covered under Medicare Part D and, for the first time, drugs payable under Medicare Part B. For 2029 and subsequent years, 20 Part B or Part D drugs will be selected. Currently, a drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. However, as a result of a statutory amendment enacted in July 2025, beginning with the 2028 negotiated price applicability year, a drug may be designated for more than one rare disease or condition and still be excluded from price negotiation, as long as the only approved indications are for such rare diseases or conditions. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and establishing a new manufacturer discount program, which requires manufacturers that want their drugs to be covered by Medicare Part D to provide statutorily defined discounts to Part D enrollees. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, some significant, including civil monetary penalties. These provisions began taking effect progressively starting in 2023, although they may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits. Thus, it is unclear how the IRA will be implemented but it will likely have a significant impact on the pharmaceutical industry and the pricing of our products and product candidates. The adoption of restrictive price controls in new jurisdictions, more restrictive controls in existing jurisdictions or the failure to obtain or maintain timely or adequate pricing could also adversely impact revenue. We expect pricing pressures will continue globally.

The current administration is pursuing policies to reduce regulations and expenditures across the government including at HHS, which include the FDA and CMS, and related agencies. For example, on May 12, 2025, President Trump issued an Executive Order that, among other things, required HHS, within 30 days, to establish and communicate to drug manufacturers most favored nation, or MFN, price targets designed to bring drug prices for American patients in line with those in comparably developed nations. If significant progress towards MFN pricing is not achieved, the Executive Order requires HHS to propose a rulemaking to implement MFN pricing. Recently, on December 23, 2025, CMS issued proposed regulations to establish, under the Center for Medicare and Medicaid Innovation, two mandatory MFN demonstration models under Medicare Parts B and D, respectively. If these rules or other MFN pricing rules are finalized, they are likely to reduce prices of at least some drugs in the United States, if they are also sold in comparator countries. Even if we do not market drugs in such countries, we will be indirectly affected if our drugs competed with drugs whose prices were reduced as a result of MFN pricing initiatives.

Further, at the U.S. state level, legislatures are increasingly enacting laws and implementing regulations designed to control pharmaceutical and biological product pricing, including price or reimbursement constraints, discount requirements, marketing cost disclosure and price increase transparency reporting, and programs designed to encourage importation from other countries and bulk purchasing. In addition, the FDA issued a final rule in 2020 providing guidance for states to build and submit importation proposals for drugs from Canada, and the FDA authorized the first such plan in Florida in 2024, but implementation of Florida’s plan has been extended until May 6, 2026. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted proposals that are pending review by the FDA. Additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services or otherwise negatively impact our business model.

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

Restrictions under applicable U.S. federal and state healthcare laws and regulations may include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;
●	federal false claims laws, including the federal False Claims Act, imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health, or HITECH Act, and its implementing regulations, also imposes obligations, including mandatory contractual terms, on certain types of people and entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Physician Payment Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, certain types of advanced practice nurses, and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family, which includes annual data collection and reporting obligations; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

We implement measures designed to safeguard the confidentiality, integrity, availability, and privacy of the information we collect, use, store, and disclose; however, inadvertent or unauthorized access may still occur despite these safeguards. While we believe our controls are effective, our systems could be affected by software vulnerabilities, technical malfunctions, or human error, including employee misconduct. In addition, privacy and data protection laws continue to evolve, and future interpretations or regulatory changes may impose requirements that differ from our current practices. Any such developments could result in fines, litigation, penalties, or the need to modify our third-party relationships, business processes, or product and service offerings. If the measures implemented by us or our third-party partners prove insufficient or are circumvented, we may be subject to breach notification obligations, regulatory inquiries, or other enforcement actions, which could lead to significant financial penalties, operational disruption, loss of patient or partner trust, and reputational harm.

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

As of December 31, 2025, we had federal and state net operating loss, or NOL, carryforwards of $398.0 million, and local NOL carryforwards of $277.8 million. $0.3 million of the federal NOLs will begin to expire in 2037, and the remainder will carry forward indefinitely. Our state NOL carryforwards will begin to expire in 2037, and expire through 2045, and our local NOL will begin to expire in 2042 and expire through 2045.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other partners from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

●	results of preclinical studies or clinical trials of our product candidates or those of our competitors;
●	unanticipated or serious safety concerns related to the use of any of our product candidates;
●	adverse regulatory decisions, including failure to receive regulatory approval for any of our product candidates;
●	the success of competitive drugs or technologies;
●	regulatory or legal developments in the United States and other countries applicable to our product candidates;
●	the size and growth of our prospective patient populations;
●	developments concerning our collaborators, our external manufacturers or in-house manufacturing capabilities;
●	inability to obtain adequate product supply for any product candidate for preclinical studies, clinical trials or future commercial sale or inability to do so at acceptable prices;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or drugs;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts or publications of research reports about us or our industry;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the biotechnology sector;
●	our cash position or the announcement or expectation of additional financing efforts;
●	health pandemics could adversely impact our business, including our clinical trials and clinical trial operations;
●	general economic, industry and market conditions, including fluctuating interest rates, tariffs, market volatility, a potential federal government shutdown and inflation;
●	general economic uncertainty and capital markets disruptions, which has been substantially impacted by geopolitical instability due to the ongoing military conflicts around the world; and
●	other factors, including those described in this “Risk Factors” section, many of which are beyond our control.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting within our Form 10-K. However, while we remain a smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be frequently evaluated. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

We may hire additional personnel and may utilize external temporary resources to implement, document and modify policies and procedures to maintain effective internal controls. However, it is possible that we may identify deficiencies and weaknesses in our internal controls. If material weaknesses or deficiencies in our internal controls exist and go undetected or unremediated, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our common stock to decline.

We will continue to incur increased costs as a result of operating as a public company and our management will continue to be required to devote substantial time to new compliance initiatives.

As a public company we will continue to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We will continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. We may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and have reduced disclosure obligations regarding executive compensation.

The exclusive forum provisions in our restated certificate of incorporation and amended and restated bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims.

Our restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware will be the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or the DGCL, our restated certificate of incorporation, or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and asserts claims under the Securities Act, inasmuch as Section 22 of the Securities Act, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. There is uncertainty as to whether a court would enforce such provision with respect to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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

We maintain a large quantity of sensitive information, including confidential business and personal information in connection with the operation of our business, and are subject to laws and regulations governing the privacy and security of such information. We also process personal information in connection with clinical trials and research activities, including data subject to heightened contractual, ethical, and regulatory expectations.

In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these constantly evolving laws can be subject to varying interpretations. Additionally, the SEC and many jurisdictions have enacted or may enact laws and regulations requiring companies to disclose or otherwise provide notifications regarding data security breaches. For example, the SEC adopted cybersecurity risk management and disclosure rules, which require the disclosure of information pertaining to cybersecurity incidents and cybersecurity risk management, strategy, and governance. In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements with inconsistent or conflicting standards.

For example, California has enacted the CCPA, which became operative on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020. Additionally, the California Privacy Rights Act, or CPRA, which expands upon the CCPA, became effective on January 1, 2023. The CCPA and CPRA require covered companies to, among other things, provide new disclosures to California residents, and affords such residents new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. The CCPA and CPRA provide for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. Potential uncertainty surrounding the CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects. Virginia’s Consumer Data Protection Act, which took effect on January 1, 2023, requires opt-in consent from consumers to acquire and process their sensitive personal information, which includes information revealing a consumer’s physical and mental health diagnosis and genetic and biometric information that can identify a consumer.

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

Additionally, in the United Kingdom, or U.K., the Data Protection Act contains provisions, including its own derogations, for how GDPR is applied in the U.K. We have to continue to comply with the GDPR and also the U.K.’s Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17.5 million) or 4% of global turnover.

As of January 1, 2024, although effective July 10, 2023, the new EU-U.S. Data Privacy Framework, or DPF, has been recognized as adequate under EU law to allow transfers of personal data from the EU (as well as the U.K. and Switzerland) to certified companies in the U.S. However, the DPF is likely to face legal challenge at the Court of Justice of the European Union which could cause the legal requirements for personal data transfers from Europe to the U.S. to become uncertain once again. We will monitor these legal developments and continue to use best practices to follow established European legal standards to conduct cross-border transfer of personal data.

In addition, while the Court of Justice of the European Union upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis, taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The use of standard contractual clauses for the transfer of personal data specifically to the United States remains under review by a number of European data protection supervisory authorities, along with those of some other EU member states. Certain European Data Protection Authorities, including German and Irish supervisory authorities, have questioned whether standard contractual clauses, without supplementary measures, provide sufficient protection for certain cross-border transfers, including to the United States. Further, on June 4, 2021, the European Commission finalized new versions of the Standard Contractual Clauses, with the Implementing Decision now in effect as of June 27, 2021. To comply with the Implementing Decision and the new Standard Contractual Clauses, we may need to implement additional safeguards to further enhance the security of data transferred out of the EEA, conduct data transfer impact assessments, and review existing agreements which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. The new standard contractual clauses apply only to the transfer of data outside of the EEA and/or Switzerland and not the United Kingdom, though the U.K.’s Information Commissioner’s Office launched a public consultation on its draft international data transfer agreement in August 2021, and subsequently issued a new international data transfer agreement and addendum which we are required to use under Article 46 of the U.K. GDPR when making restricted data transfers outside of the U.K.

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

We generally seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We seek to comply with applicable laws and contractual obligations, relating to privacy and data protection. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us, even if unfounded, to comply with applicable privacy and data security laws and regulations, our privacy policies, or our privacy-related obligations to users or other third parties, or any compromise of security that results in the unauthorized release or transfer of personal information or other sensitive data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others and could cause our users to lose trust in us, which would have an adverse effect on our reputation and business.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets, and, in recent months, the global economy has been impacted by fluctuating interest rates, tariffs, and inflation. Likewise, the capital and credit markets may be adversely affected by ongoing military conflicts around the world, global sanctions imposed in response thereto, and potential recessions. Moreover, we may also be impacted by turmoil in the global banking system. We regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit and there is no guarantee that the federal government would guarantee all depositors if such financial institutions were to fail, in the event of bank closures and continued instability in the global banking system. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

We or the third parties upon whom we depend may be adversely affected by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that damaged critical infrastructure, such as our manufacturing facilities, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. In addition, the long-term effects of climate change on general economic conditions and the pharmaceutical industry in particular are unclear, and may heighten or intensify existing risk of natural disasters. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

Item 1B.  Unresolved Staff Comments

None

Item 1C.  Cybersecurity

We maintain a cybersecurity risk management program designed to identify, assess, and manage material risks arising from cybersecurity threats. Our program incorporates elements of widely adopted industry cybersecurity frameworks standards and includes processes for threat monitoring, vulnerability and patch management, incident detection and response, security awareness training, and business continuity planning.

Our information systems support clinical trial operations, research and development activities, manufacturing collaborations, and corporate functions and include sensitive clinical data, research data, and intellectual property.

We conduct periodic risk assessments to evaluate emerging threats and potential impacts to our research, clinical, manufacturing, and corporate systems. These assessments inform our technical and administrative safeguards, which include identity and access controls, network segmentation, encryption, logging, and continuous monitoring. We also maintain an incident response plan and conduct tabletop exercises to evaluate readiness.

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

Collaborative Approach: We have implemented a comprehensive, cross-functional approach for monitoring, identifying, preventing, detecting, and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

Administrative Safeguards: We maintain a comprehensive set of administrative safeguards designed to govern the oversight, implementation, and continuous improvement of our cybersecurity program. These safeguards include detailed policies and procedures and ongoing employee training to ensure security is embedded in daily activities. We engage in periodic assessment of our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity program and corresponding controls. The results of such assessments, audits and reviews are reported to the Audit Committee and the board of directors, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the insights gained from the assessments, audits and reviews.

Technical Safeguards: We maintain a layered set of technical safeguards to protect the confidentiality, integrity, availability, and privacy of our systems and data. Key controls include firewalls, network segmentation, intrusion detection and prevention, multi-factor authentication, encryption, anti-malware, endpoint protection, real-time threat intelligence and mitigation, and 24/7 logging, monitoring, and response.

Incident Response and Recovery Planning: We have established and maintain comprehensive incident response and recovery plans to address our response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.

Third-Party Risk Management: We maintain a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, contract research organizations, contract development and manufacturing organizations, technology service providers and other third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

Education and Awareness: We provide regular, mandatory training for personnel regarding cybersecurity threats as a means of providing our employees with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices. We also perform periodic email phishing tests to keep cybersecurity awareness top of mind.

Governance

The board of directors, with leadership from the Audit Committee, oversees our cybersecurity risk management process. The Audit Committee receives regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. The board of directors and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established escalation and materiality thresholds consistent with applicable SEC reporting requirements, as well as ongoing updates regarding any such incident until it has been addressed. On a periodic basis, the board of directors, through the Audit Committee, discuss our approach to cybersecurity risk management with management.

Our management team has implemented a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. Through ongoing communications with our entire employee base and appropriate third-party contractors, the management team oversees the prevention, detection, mitigation and remediation of cybersecurity threats and incidents through risk-based monitoring and periodic reporting to the Audit Committee when appropriate.

Our enterprise risk management team consists of the Executive team and cross-functional professionals who collaborate with subject matter specialists, as necessary, including an independent third-party expert we have retained to identify and assess material risks from cybersecurity threats, their severity, and potential mitigation steps. Technical experts at our Managed Security Services Provider, or MSSP, also provide technical support and monitoring services under the oversight of management of our Company cybersecurity program, leveraging real-time threat intelligence and mitigation tools.

As of the date of this filing, we have not experienced a cybersecurity incident that we have determined to be material to our business, operations, or financial condition. However, we continue to monitor and enhance our cybersecurity capabilities in response to evolving threats.

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

Our Philadelphia employee base has transitioned to remote working arrangements.

We also lease approximately 62,000 square feet of laboratory space at the Princeton West Innovation Campus in Hopewell, New Jersey, or the Laboratory Lease Agreement. This lease has a 15-year term from the lease commencement date of March 2021. In September 2024, we entered into a sublease agreement through December 2029, which subleased approximately 3,200 square feet, or 5%, of our laboratory space under the Laboratory Lease Agreement. The subtenant has the option to extend the term of the lease by three additional years. In January 2025, we implemented a restructuring plan which included ceasing lab operations. As a result, we are no longer using any of the space covered by the Laboratory Lease Agreement and are actively pursuing opportunities to sublease all remaining space in the Laboratory Lease Agreement as well as discussing with the landlord potential alternatives.

We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3.  Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business.

We are the defendant in litigation with a former employee, who filed a lawsuit in the Court of Common Pleas of Philadelphia County asserting claims for breach of contract and violation of the Pennsylvania Wage Payment and Collection Law. The plaintiff, who was terminated from their employment in 2019, contended that we entered into a binding settlement agreement in February 2020 under which he was to receive shares of company stock and additional compensation. Specifically, he contended that before the announcement of our initial public offering in February 2020, he was promised 150,000 shares of stock as part of the settlement, and that those shares were not subject to the reverse stock split that was implemented for all shareholders. We responded that the shares offered in settlement negotiations in 2020 were to be subject to the reverse split, and that had the settlement been finalized, the plaintiff would have been entitled to 33,836 shares (1,692 shares adjusted for the Reverse Stock Split effected in 2025). A trial in this case was held in October 2024. The jury found that an agreement was reached, but it agreed with us that any shares to be awarded to the plaintiff were subject to the reverse split. The jury awarded damages in an amount that was roughly equal to what we contended had been offered to the plaintiff before the initial public offering. Both sides then challenged the verdict, and on December 12, 2024, the judge who presided over the trial delivered a judgment in our favor, finding that no binding agreement was reached and that the plaintiff was not entitled to recover any damages. On December 23, 2024, the plaintiff filed an appeal with the Superior Court of Pennsylvania. On September 25, 2025, the appellate court affirmed the entry of judgment in favor of the Company and on October 7, 2025, the plaintiff filed an Application for Reargument to the Superior Court of Pennsylvania. In December 2025, the Superior Court of Pennsylvania denied the Application for Reargument. In December 2025, the plaintiff petitioned for review of their appeal to the Pennsylvania Supreme Court which is currently pending. We intend to continue to defend against this claim.

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

Holders of Record

As of February 26, 2026, there were approximately 26 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

We were incorporated in July 2017 under the laws of the State of Delaware. Since inception, our operations have consisted primarily of conducting preclinical studies, developing licensed technology, conducting clinical trials, and manufacturing clinical supply to support clinical trials. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. Historically, we have funded our operations through the sale of convertible preferred stock and public offerings of common stock. Our net losses were $45.5 million and $64.8 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $704.8 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of December 31, 2025, we had cash and cash equivalents of $46.3 million. We expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the end of the first quarter of 2027.

Financial Operations Overview

License Agreements

University of Pennsylvania

As a result of the Outlicense Transaction Agreements, as discussed below, we restructured our research, collaboration and licensing agreement with the Trustees of the University of Pennsylvania, or Penn, as amended, previously the Penn Agreement and now referred to as the Penn License Agreement. Pursuant to the Penn License Agreement, as of July 31, 2024, we (i) terminated the funding of discovery research programs; (ii) terminated the research and exploratory research programs; (iii) terminated the remaining eight options we had for future central nervous system, or CNS, indications; (iv) terminated the transaction fee payable to Penn in the event of certain corporate transactions; and (v) retained our current exclusive and non-exclusive licenses to our programs in FTD, GM1, Krabbe, and MLD, and certain platform technologies resulting from the discovery programs that we funded.

For our licensed programs in FTD, GM1, Krabbe and MLD, the Penn License Agreement requires that we make payments of up to $16.5 million per product candidate. Each payment will be due upon the achievement of specific development milestone events by such licensed product for a first indication, reduced development milestone payments for the second and third indications and no development milestone payments for subsequent indications. In addition, on a product-by-product basis, we are obligated to make up to $55.0 million in sales milestone payments on each licensed product based on annual worldwide net sales of the licensed product in excess of defined thresholds. Pursuant to the Amended Gemma Sublicenses, as discussed below, Gemma Biotherapeutics, Inc., or Gemma, is responsible for the payments to Penn related to GM1, Krabbe and MLD, collectively the Outlicensed Programs.

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

Gemma - Research, Collaboration and License Agreement

In connection with the transfer of the Outlicensed Programs, on July 31, 2024, we entered into a research, collaboration and license agreement with Gemma, or the Gemma Collaboration Agreement. Pursuant to the Gemma Collaboration Agreement, (i) Gemma will conduct certain preclinical and IND application enabling work for our active research program in Huntington’s disease and a currently paused research program in Temporal Lobe Epilepsy, or TLE, which were previously being conducted by Penn under the Penn Agreement and (ii) Gemma will grant us options to conduct mutually agreed research programs in four new CNS indications.

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

Gemma - Sublicense Agreements and Transition Services Agreement

In connection with the transfer of the Outlicensed Programs to Gemma, in July 2024, we entered into the Gemma Sublicenses. On May 7, 2025, we agreed to amend each of the Gemma Sublicenses to revise certain financial terms related to the Outlicensed Programs, or the Amended Gemma Sublicenses. Pursuant to the Amended Gemma Sublicenses, we are entitled to receive (i) an aggregate total of $15.0 million in initial payments for licenses and clinical product supply, of which $7.5 million was previously received, $2.5 million of which was due in May 2025, and $5.0 million of which is due in March 2026; (ii) an additional $5.0 million contingent on Gemma completing certain business milestones; (iii) up to an additional $114.0 million in development and commercial milestone payments; and (iv) single digit royalties as a percentage of annual worldwide net sales in exchange for sublicenses to relevant intellectual property, transfer of regulatory dossiers and transfer of clinical trial materials and product supply related to the Outlicensed Programs. In addition, Gemma is responsible for all payments to Penn related to the Outlicensed Programs under the Penn License Agreement.

In addition, we entered into the Transition Services Agreement, as amended by the First Amendment to the Transition Services Agreement, dated January 31, 2025, pursuant to which, we provided transitional services at cost to Gemma through May 31, 2025, and are entitled to reimbursement for transitional services performed retroactively from March 1, 2024, related to the transfer of the Outlicensed Programs. As of December 31, 2025, we have collected $7.5 million in initial payments and $4.8 million in transition services payments under these agreements. In addition, we have applied $1.5 million in amounts owed to Gemma for the Huntington’s disease program against amounts due to us for transition services.

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

The Amended Catalent Agreements remain in effect until November 6, 2030, and establish a limited exclusive relationship between us and Catalent for the manufacture of bulk drug substance and drug product for our adeno-associated virus delivery therapeutic product candidates for the treatment of FTD and GM1. The limited exclusive relationship under the Amended Catalent Agreements converts to a non-exclusive relationship (i) in the event Catalent fails to meet certain performance standards and (ii) following certain conditional events related to the divestiture by us of either FTD or GM1, in which case, if such events occur, we would pay Catalent certain fees. In the event of certain transactions, we may terminate the Amended Catalent Agreements for convenience with respect to such products, in which case, we would pay Catalent a certain termination fee.

The outlicense and completed transition of GM1 to Gemma under the Outlicense Transaction Agreements is deemed by Catalent to be a divestiture under the Amended Catalent Agreements. As such, we are required to make payment of $0.9 million to Catalent which has been accrued as of and during the year ended December 31, 2025.

Components of Results of Operations

Research and Development

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. These expenses include:

●	personnel expenses, including salaries, benefits and share-based compensation expense for employees engaged in research and development functions;
●	expenses incurred at and for our lab facilities, including rent, utilities, depreciation, amortization, and maintenance;
●	expenses incurred to conduct the necessary preclinical studies and clinical trials required to obtain regulatory approval, including payments to clinical research organizations, or CROs, and payments to Gemma and Penn for preclinical research and development;
●	expenses and fees paid to consultants who assist with research and development activities; and
●	expenses incurred under agreements with contract development and manufacturing organizations, or CDMOs, including the cost of acquiring and manufacturing preclinical trial and clinical trial materials.

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

We expect the reduction of expenses related to the Outlicensed Programs pursuant to the Outlicense Transaction Agreements will offset the increased expenses of advancing our remaining product candidates. As such, we expect our research and development expenses to remain consistent in the near future. If our product candidate portfolio progresses into later-stage clinical trials, we expect that our research and development expenses will increase in the future to support continued research and development activities and production of clinical supply.

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

Impairment of Long-Lived Assets

Impairment of long-lived assets consists of non-cash impairment charges recorded to our assets. We review long-lived assets, such as the right of use assets, or ROU assets, or property and equipment, for impairments when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. During the year ended December 31, 2025, we recognized impairment expenses related to the ROU assets, property and equipment, net, and certain other assets.

As a result of the announcement in January 2025 to reduce our workforce by 55% and cease our lab operations in Hopewell, New Jersey, we reassessed asset groups and evaluated such asset groups for impairment. We determined the laboratory equipment was a separate asset group based on management’s implemented plans to sell the laboratory equipment and estimated the fair value of the laboratory equipment based on the estimated future cash flows from the sale of such equipment.

In December 2025, we determined an impairment indicator was present for the asset groups related to the Laboratory Lease Agreement at Hopewell, New Jersey. We compared the estimated total future undiscounted cash flows to the carrying values, which includes ROU assets and leasehold improvements allocable to the laboratory space for those asset groups. We concluded the carrying value was not recoverable for one asset group as it exceeded the estimated undiscounted cash flows.

Other Income (Expense), Net

Other income (expense), net consists of interest earned on our cash equivalents and marketable securities, amortization of premium and discount on our marketable securities, income from subleases, and the sale of certain tax credits.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table sets forth our results of operations for the years ended December 31, 2025 and 2024.

	Year ended
	December 31,
(in thousands)	2025	2024	Change
Operating expenses:
Research and development	$23,276	$40,179	$(16,903)
General and administrative	19,875	24,988	(5,113)
Impairment of long-lived assets	6,145	5,233	912
Loss from operations	(49,296)	(70,400)	21,104
Other income (expense), net	3,774	5,633	(1,859)
Net loss	$(45,522)	$(64,767)	$19,245

Research and Development Expenses

Research and development expenses decreased by $16.9 million to $23.3 million for the year ended December 31, 2025 from $40.2 million for the year ended December 31, 2024. The decrease was primarily due to the following:

●	a decrease of $4.8 million in wages and benefits due to a lower headcount from our restructuring in January 2025;

●	a decrease of $3.7 million in preclinical research expenses primarily related to the termination of our discovery research obligation under the Penn Agreement and reduced Huntington’s disease program expenses;
●	a decrease of $2.6 million in facility and other expenses related primarily to decreased depreciation expenses in connection with the disposal of our laboratory equipment;
●	a decrease of $1.9 million in chemistry, manufacturing and control expenses primarily related to reduced costs in connection with the restructuring and ceased operations of the lab in Hopewell, New Jersey;
●	a decrease of $1.7 million in share-based compensation expense related to reductions in headcount;
●	a decrease of $1.3 million in professional fees and consulting expenses; and
●	a decrease of $0.9 million in clinical operations expenses due to decreased activity in the GM1 program partially offset by increased activity supporting the FTD program.

General and Administrative Expenses

General and administrative expenses decreased by $5.1 million to $19.9 million for the year ended December 31, 2025 from $25.0 million for the year ended December 31, 2024. The decrease was primarily due to the following:

●	a decrease of $2.6 million in professional fees and consulting expenses;
●	a decrease of $1.5 million and $1.1 million in wages and benefits and share-based compensation expense, respectively, related to reductions in headcount; and
●	a decrease of $0.8 million in facility and other expenses.

The decrease was partially offset by:

●	an increase of $0.9 million in accruals for the GM1 divestiture fee due to Catalent.

Impairment of Long-Lived Assets

During the year ended December 31, 2025, we recorded $6.1 million of impairment expenses related to the Hopewell laboratory space. The impairment charges consisted of $2.6 million of impairment expenses related to laboratory equipment and certain other assets which were revalued and subsequently sold in March 2025; and $2.6 million and $0.9 million related to ROU assets and leasehold improvements, respectively, in connection with impairment testing in December 2025.

During the year ended December 31, 2024, we recorded $5.2 million of impairment expenses related to the Hopewell laboratory space. The impairment charges consisted of $2.5 million and $2.3 million recorded to the ROU assets and property and equipment, net, respectively. In addition, we recorded $0.4 million of impairment expenses related to property and equipment for certain other assets we no longer planned to deploy.

Other Income (Expense), net

Other income (expense), net decreased by $1.8 million to $3.8 million for the year ended December 31, 2025 from $5.6 million for the year ended December 31, 2024. The decrease was primarily due to the following:

●	a decrease of $2.0 million attributable to interest income and the amortization of premium and discount on our marketable securities; and
●	a decrease of $0.3 million related to the sale of certain tax credits in 2024.

These decreases were partially offset by:

●	an increase of $0.5 million attributable to income from subleases.

Liquidity and Capital Resources

Overview

As of December 31, 2025, we had $46.3 million in cash and cash equivalents and had an accumulated deficit of $704.8 million. We expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the end of the first quarter of 2027.

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

On March 5, 2021, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, relating to the applicable terms of at-the-market equity offerings, or the ATM Facility, pursuant to which we may, but are not obligated to, offer and sell, from time to time, shares of our common stock with an aggregate offering price up to $125.0 million through Cowen, as sales agent in the ATM Facility. We issued 300,000 shares of common stock under the ATM Facility, resulting in net proceeds of $8.7 million, after deducting offering costs of $0.3 million in March 2024. As a result of our public float, we are currently limited in our capacity to offer and sell shares of our common stock under the Sales Agreement pursuant to the prospectus supplement to our shelf registration statement on Form S-3, filed on March 5, 2025.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Year ended
	December 31,
(in thousands)	2025	2024
Cash provided by (used in) operating activities	$(31,509)	$(47,956)
Cash provided by (used in) investing activities	40,216	54,946
Cash provided by (used in) financing activities	23	8,874
Net increase (decrease) in cash and cash equivalents	$8,730	$15,864

Net Cash Provided by (Used in) Operating Activities

During the year ended December 31, 2025, we used $31.5 million of net cash in operating activities, primarily to fund our operations related to the development of our product candidates and related general and administrative support activities. Cash used in operating activities reflected our net loss of $45.5 million, which was partially offset by a net decrease in our operating assets of $4.0 million and net non-cash charges of $10.0 million primarily related to depreciation, amortization, share-based compensation, amortization of premium and discount, net, impairment of long-lived assets, and other non-cash items.

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

Net Cash Provided by (Used in) Investing Activities

During the year ended December 31, 2025, we had sales and maturities of $39.0 million in marketable securities and received $1.2 million related to the sale of property and equipment in connection with ceased operations of the lab in Hopewell, New Jersey.

During the year ended December 31, 2024, we purchased $88.2 million in marketable securities and had sales and maturities of $143.2 million in marketable securities.

Net Cash Provided by (Used in) Financing Activities

During the year ended December 31, 2025, we received de minimis proceeds from the issuance of common stock under our Employee Stock Purchase Plan, or the ESPP.

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

The aggregate estimated rent payments due over the remaining terms of our leases are $37.3 million.

Under the exclusive relationship under the Amended Catalent Agreements, following certain conditional events related to the divestiture by us of either FTD or GM1, we would pay Catalent certain fees. In the event of certain transactions, we may terminate the Amended Catalent Agreements for convenience with respect to such products, in which case, we would pay Catalent a certain termination fee.

The outlicense and completed transition of GM1 to Gemma under the Outlicense Transaction Agreements, is deemed by Catalent to be a divestiture under the Amended Catalent Agreements. As such, we are required to make payment of $0.9 million to Catalent which has been accrued as of and during the year ended December 31, 2025.

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

During the year ended December 31, 2025, we recorded impairments of long-lived assets (ROU asset, property and equipment, net, and certain other assets) of $6.1 million. The impairment charges consisted of $2.6 million of impairment expenses to property and equipment, net, and certain other assets in connection with the January 2025 restructuring and ceasing our lab operations in Hopewell, New Jersey and $2.6 million and $0.9 million recorded to the ROU assets and property and equipment, net, respectively in connection with the December 2025 impairment testing related to the Hopewell laboratory space. As of December 31, 2025, we had property and equipment, net of $4.1 million and ROU assets of $10.2 million recorded on our balance sheet.

During the year ended December 31, 2024, we recorded impairments of long-lived assets (ROU assets, property and equipment, net, and certain other assets) of $5.2 million primarily due to impairment testing in connection with the Hopewell laboratory space.

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

As of December 31, 2025, we held $46.3 million in cash and cash equivalents, all of which was denominated in U.S. dollar assets, and consisting primarily of cash accounts in banking institutions and investments in money market funds.

We are exposed to market risk related to changes in foreign currency exchange rates, as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. For the year ended December 31, 2025, a majority of our expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our financial statements.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Passage Bio, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of long-lived assets for impairment

As discussed in Notes 3 and 10 to the financial statements, the Company assesses long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. The Company’s property and equipment, net, and right of use assets – operating leases as of December 31, 2025 were $4.1 million and $10.2 million, respectively. The Company measures the recoverability of assets by comparing the carrying value of the asset groups to an estimate of the related total future undiscounted net cash flows. If an asset group’s carrying value is not recoverable through the related undiscounted net cash flows, the asset group is considered impaired. The Company measures the impairment by comparing the difference between the asset group’s carrying value and its fair value which is estimated using either an income approach based on the present value of estimated future cash flows or a market approach based on industry and economic conditions including estimates on prevailing prices and rates for similar assets. The approaches are asset group specific and may incorporate a number of market participant assumptions in assessing fair value including future growth rates, discount rates, and market activity. The Company recognized impairment charges for long-lived assets of $6.1 million during the year ended December 31, 2025.

We identified the evaluation of the impairment of an asset group related to the Company’s laboratory space as a critical audit matter. Challenging auditor judgment, and specialized skills and knowledge, were required to evaluate certain assumptions used in the determination of the fair value of the asset group, including sublease market activity and the discount rate.

The following are the primary procedures we performed to address this critical audit matter. We involved valuation professionals with specialized skills and knowledge, who assisted in 1) evaluating sublease market activity used in determining the fair value of the asset group by comparing it to publicly available market data and 2) evaluating the discount rate used by management by comparing it to a range of independently developed discount rates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Philadelphia, Pennsylvania
March 3, 2026

Passage Bio, Inc.

Balance Sheets

	December 31,
(in thousands, except share and per share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$46,303	$37,573
Marketable securities	—	39,183
Prepaid expenses and other current assets	629	838
Prepaid research and development	830	1,221
Total current assets	47,762	78,815
Property and equipment, net	4,107	9,331
Right of use assets - operating leases	10,168	13,803
Other assets	244	463
Total assets	$62,281	$102,412
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,113	$742
Accrued expenses and other current liabilities	4,653	6,707
Non-refundable sublicense and transition services payments	13,750	8,226
Operating lease liabilities	3,567	3,688
Total current liabilities	23,083	19,363
Operating lease liabilities - noncurrent	20,443	21,788
Total liabilities	43,526	41,151

Commitments and contingencies (note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding at both December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value: 300,000,000 shares authorized; 3,182,810 shares issued and outstanding at December 31, 2025 and 3,161,503 shares issued and outstanding at December 31, 2024	—	—
Additional paid‑in capital	723,512	720,488
Accumulated other comprehensive income (loss)	—	8
Accumulated deficit	(704,757)	(659,235)
Total stockholders’ equity	18,755	61,261
Total liabilities and stockholders’ equity	$62,281	$102,412

See accompanying notes to financial statements.

Passage Bio, Inc.

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except share and per share data)	2025	2024
Operating expenses:
Research and development	$23,276	$40,179
General and administrative	19,875	24,988
Impairment of long-lived assets	6,145	5,233
Loss from operations	(49,296)	(70,400)
Other income (expense), net	3,774	5,633
Net loss	$(45,522)	$(64,767)
Per share information:
Net loss per share of common stock, basic and diluted	$(14.35)	$(21.04)
Weighted average common shares outstanding, basic and diluted	3,172,870	3,078,665
Comprehensive loss:
Net loss	$(45,522)	$(64,767)
Unrealized gain (loss) on marketable securities	(8)	51
Comprehensive loss	$(45,530)	$(64,716)

See accompanying notes to financial statements.

Passage Bio, Inc.

Statements of Stockholders’ Equity

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2024	2,805,618	$—	$705,794	$(43)	$(594,468)	$111,283
Issuance of common stock under the ATM Facility, net of offering costs	300,000	—	8,742	—	—	8,742
Exercise of stock options and vesting of restricted stock units	45,649	—	35	—	—	35
Issuance of shares in connection with employee stock purchase plan	10,236	—	97	—	—	97
Unrealized gain (loss) on marketable securities	—	—	—	51	—	51
Share‑based compensation expense	—	—	5,820	—	—	5,820
Net loss	—	—	—	—	(64,767)	(64,767)
Balance at December 31, 2024	3,161,503	$—	$720,488	$8	$(659,235)	$61,261

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2025	3,161,503	$—	$720,488	$8	$(659,235)	$61,261
Exercise of stock options and vesting of restricted stock units	16,825	—	—	—	—	—
Issuance of shares in connection with employee stock purchase plan	4,482	—	23	—	—	23
Unrealized gain (loss) on marketable securities	—	—	—	(8)	—	(8)
Share‑based compensation expense	—	—	3,001	—	—	3,001
Net loss	—	—	—	—	(45,522)	(45,522)
Balance at December 31, 2025	3,182,810	$—	$723,512	$—	$(704,757)	$18,755

See accompanying notes to financial statements.

Passage Bio, Inc.

Statements of Cash Flows

	Year Ended
	December 31,
(in thousands)	2025	2024
Cash flows used in operating activities:
Net loss	$(45,522)	$(64,767)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	728	3,081
Share‑based compensation	3,001	5,820
Amortization of premium and discount on marketable securities, net	129	(1,527)
Impairment of long-lived assets	6,145	5,233
Other non-cash items	14	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, and other assets	228	255
Prepaid research and development	391	1,521
Non-refundable sublicense and transition services payments received	4,015	8,226
Right of use assets and operating lease liabilities	(464)	(279)
Accounts payable	1,880	(556)
Accrued expenses and other current liabilities	(2,054)	(4,963)
Net cash provided by (used in) operating activities	(31,509)	(47,956)
Cash flows provided by (used in) investing activities:
Purchases of marketable securities	—	(88,170)
Sales or maturities of marketable securities	39,046	143,150
Purchases of property and equipment and other assets	—	(34)
Sales of property and equipment and other assets	1,170	—
Net cash provided by (used in) investing activities	40,216	54,946
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock under the ATM Facility, net of offering costs	—	8,742
Proceeds from the exercise of stock options	—	35
Proceeds from the issuance of common stock under employee stock purchase plan	23	97
Net cash provided by (used in) financing activities	23	8,874
Net increase (decrease) in cash and cash equivalents	8,730	15,864
Cash and cash equivalents at beginning of year	37,573	21,709
Cash and cash equivalents at end of year	$46,303	$37,573
Supplemental disclosure of non‑cash activities:
Unrealized gain (loss) on marketable securities	$(8)	$51
Right of use assets recognized upon the commencement of sublease	$—	$(422)
Operating lease liabilities recognized upon the commencement of sublease	$—	$422

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

2. Risks and Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $704.8 million as of December 31, 2025. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.

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

On March 5, 2021, the Company entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, relating to the applicable terms of at-the-market equity offerings, or the ATM Facility, pursuant to which the Company may, but is not obligated to, offer and sell, from time to time, shares of its common stock with an aggregate offering price up to $125.0 million through Cowen, as sales agent in the ATM Facility. The Company issued 300,000 shares of its common stock under the ATM Facility, resulting in net proceeds of $8.7 million, after deducting offering costs of $0.3 million in March 2024. The Company is currently limited in its capacity to offer and sell shares of its common stock under the Sales Agreement pursuant to the prospectus supplement to its shelf registration statement on Form S-3, filed on March 5, 2025.

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

In accordance with the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements – Going Concern, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As of the issuance date of these financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its forecasted operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these financial statements.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the ASC and Accounting Standard Updates, or ASUs, promulgated by the FASB.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains a deposit account in a federally insured financial institution in excess of federally insured limits. The Company also maintains a portfolio of money market funds, which is diversified to limit exposure related to counterparty and industry risks. The Company maintains an investment policy which dictates the allocation of funds within its portfolio of money market funds. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash and cash equivalents beyond the normal credit risk associated with commercial banking relationships and money market funds.

Cash and Cash Equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of December 31, 2025 consisted of money market funds. Cash consists of cash deposits at banking institutions.

Marketable Securities

The Company classifies its marketable securities with original maturities of greater than three months as available-for-sale. The Company held no marketable securities as of December 31, 2025. Marketable securities as of December 31, 2024 consisted of various securities as described in Note 4. Marketable securities are carried at fair market

Passage Bio, Inc.

Notes to Financial Statements (cont.)

value, with unrealized gains and losses reported in comprehensive loss and accumulated other comprehensive income (loss) within stockholders’ equity. Any premium or discount arising at purchase of debt securities is amortized and/or accreted over the term of the security to other income (expense), net. Gains or losses on marketable securities sold are recognized as a component of other income (expense), net in the statement of operations and comprehensive loss on the specific identification method. All marketable securities are available for use, as needed, to fund operations and therefore, the Company classifies all marketable securities as current assets within the balance sheet.

Property and Equipment, Net

Property and equipment, net consists of laboratory equipment, office equipment, computer hardware and software, furniture and fixtures, and leasehold improvements and is initially recorded at cost. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Property and equipment are depreciated on a straight-line basis over their estimated useful lives. The Company estimates useful life on an asset-by-asset basis, which generally consists of three years for computer hardware and software, five years for office equipment, five years for laboratory equipment, and seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

When property and equipment are retired or otherwise disposed of, the costs and accumulated depreciation and amortization are removed from the respective accounts, with any resulting gain or loss recognized concurrently. The Company recognized de minimis losses on disposals of property and equipment for the year ended December 31, 2025. The Company did not recognize any losses on disposals of property and equipment for the year ended December 31, 2024.

The Company reviews long-lived assets, such as property and equipment, for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company recognized impairment expenses for property and equipment of $3.5 million for the year ended December 31, 2025, $2.5 million of which was for lab equipment, $0.9 of which was for leasehold improvements, and $0.1 million of which was for certain other assets.

As a result of the Company’s January 2025 announcement to reduce its overall workforce and cease its lab operations, the Company reassessed asset groups at its lab in Hopewell, New Jersey, and evaluated such asset groups for impairment under FASB ASC Topic 360, Long-lived assets: Impairment or disposal of long-lived assets. The Company determined the laboratory equipment was a separate asset group based on management’s implemented plans to sell the laboratory equipment and estimated the fair value of the laboratory equipment based on the estimated future cash flows from the sale of such equipment, resulting in impairment of laboratory equipment and certain other assets of $2.6 million. Subsequent to recording the impairment, the Company sold substantially all the laboratory equipment and certain other assets for $1.2 million.

In December 2025, the Company determined triggering events were present based on rental market activity. The Company determined whether an impairment indicator was present for each of the asset groups. Where an impairment indicator was present, the Company compared the estimated undiscounted cash flows to the carrying values, which includes ROU assets and leasehold improvements allocable to the laboratory space for those asset groups. The Company concluded the carrying value of one asset group was not recoverable as it exceeded the estimated undiscounted cash flows. With support from a valuation specialist, the Company estimated the fair value of that asset group by creating a discounted cash flow model which incorporated the net identifiable estimated cash flows for the remaining term of the Laboratory Lease Agreement and an estimated market participant subtenant borrowing rate and compared that to the carrying value of the asset group, resulting in impairment to leasehold improvements of $0.9 million. The impairment expense for the leasehold improvements relate to the proportional allocation of total impairment recognized for the asset group subject to impairment testing.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

The Company recognized impairment expenses for property and equipment and certain other assets of $2.7 million for the year ended December 31, 2024, which primarily relates to the proportional allocation of total impairments recognized for asset groups subject to impairment testing as further described in Note 10.

Leasing

The Company evaluates leases at their inception to determine if they are an operating lease or a finance lease. As of December 31, 2025, the Company has classified all leases with terms greater than one year, as operating leases.

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

The Company reviews long-lived assets, such as right of use assets, or ROU assets, for impairment when events or changes indicate the carrying amount of the ROU assets may not be recoverable. The Company recognized impairment expenses for ROU assets of $2.6 million and $2.5 million in the years ended December 31, 2025 and 2024, respectively. These impairment expenses include the proportional allocation of total impairments recognized for the asset groups subject to impairment testing as further described in Note 10.

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

The Company recorded $3.8 million to other income (expense), net for the year ended December 31, 2025, which consisted of $2.3 million attributable to interest income and the amortization of premium and discount on the Company’s marketable securities and $1.5 million from sublease income.

The Company recorded $5.6 million to other income (expense), net for the year ended December 31, 2024, which consisted of $4.3 million attributable to interest income and the amortization of premium and discount on the Company’s marketable securities, $1.0 million from sublease income, and $0.3 million related to the sale of certain tax credits.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

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

Estimating the fair value of stock option awards requires the input of assumptions, including the expected term of stock options and stock price volatility. The assumptions used in estimating the fair value of share-based awards represent management's estimate and involve inherent uncertainties and the application of management's judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

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

Passage Bio, Inc.

Notes to Financial Statements (cont.)

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

Passage Bio, Inc.

Notes to Financial Statements (cont.)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Year Ended December 31,
	2025	2024
Stock options	658,973	577,581
Unvested restricted stock units	50,000	7,093
Employee stock purchase plan	696	2,636
	709,669	587,310

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses, or ASU 2024-03, which requires entities to provide disclosures to disaggregate operating expenses into specific categories, such as salaries and wages, depreciation, and amortization, to provide enhanced transparency into the nature and function of expenses. ASU 2024-03 is effective for the Company’s first fiscal year beginning after December 15, 2026, and for interim periods within the Company’s first fiscal year beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 may be applied retrospectively or prospectively. The Company is currently evaluating the impact of this guidance on its disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, or ASU 2025-06. ASU 2025-06 is intended to increase the operability of the accounting for internal-use software costs by removing all references to software development project stages. ASU 2025-06 requires capitalization of software costs to start when management has authorized and committed to funding the software project, it is probable that the project will be completed, and the software will be used to perform the function intended. ASU 2025-06 is effective for the Company’s first fiscal year beginning after December 15, 2027, and for interim periods within that year with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, or ASU 2025-11. The amendments reorganize and clarify the interim disclosure requirements in U.S. GAAP and establish a single, principles based framework for determining the information that should be disclosed in interim periods. ASU 2025-11 is effective for the Company for interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The guidance can be applied prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2025-11 on its interim financial statement disclosures.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company adopted this new accounting pronouncement retrospectively during the year ended December 31, 2025. Refer to Note 14 for additional disclosures.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

4. Cash, Cash Equivalents, and Marketable Securities

The following table provides details regarding the Company’s portfolio of cash and cash equivalents:

	Cost or
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2025:
Cash accounts in banking institutions	$2,500	$—	$—	$2,500
Money market funds	43,803	—	—	43,803
Total	$46,303	$—	$—	$46,303

December 31, 2024:
Cash accounts in banking institutions	$3,527	$—	$—	$3,527
Money market funds	29,058	—	—	29,058
Commercial paper	4,988	—	—	4,988
Total	$37,573	$—	$—	$37,573

The following table provides details regarding the Company’s portfolio of marketable securities:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2025:
Certificates of deposit	$—	$—	$—	$—
Commercial paper	—	—	—	—
Corporate debt securities	—	—	—	—
U.S. government securities	—	—	—	—
Total	$—	$—	$—	$—

December 31, 2024:
Certificates of deposit	$5,970	$1	$—	$5,971
Commercial paper	25,433	6	—	25,439
Corporate debt securities	1,864	1	—	1,865
U.S. government securities	5,908	1	(1)	5,908
Total	$39,175	$9	$(1)	$39,183

As of December 31, 2025, all of the Company’s marketable securities matured and the proceeds were invested into money market funds, which are included in cash and cash equivalents on the Company’s balance sheet.

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

Passage Bio, Inc.

Notes to Financial Statements (cont.)

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

	Fair value measurement at
	reporting date using
	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
December 31, 2025:
Assets
Cash equivalents:
Money market funds	$43,803	$—	$—
Total cash equivalents	43,803	—	—
Total financial assets	$43,803	$—	$—

December 31, 2024:
Assets
Cash equivalents:
Money market funds	$29,058	$—	$—
Commercial paper	—	4,988	—
Total cash equivalents	29,058	4,988	—

Marketable securities:
Certificates of deposit	—	5,971	—
Commercial paper	—	25,439	—
Corporate debt securities	—	1,865	—
U.S. government securities	—	5,908	—
Total marketable securities	—	39,183	—
Total financial assets	$29,058	$44,171	$—

Non-Financial Instruments

Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 3

Passage Bio, Inc.

Notes to Financial Statements (cont.)

inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest. Significant increases or decreases in actual cash flows may result in valuation changes.

The following long-lived assets were measured at fair value, on a nonrecurring basis, during the years ended December 31, 2025 and 2024. Assets remeasured in 2024 or sold in 2025 are not included in the fair value presented as of December 31, 2025. The significant assumptions utilized are further described in Notes 3 and 10:

	Fair Value Measurements as of December 31, 2025 of assets remeasured during 2025			Year ended December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Impairment Losses
Property and equipment, net	$—	$—	$3,155	$3,373
Right of use assets	—	—	9,489	2,633
Other assets	—	—	—	139
Total	$—	$—	$12,644	$6,145

	Fair Value Measurements as of December 31, 2024 of assets remeasured during 2024			Year ended December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Impairment Losses
Property and equipment, net	$—	$—	$1,668	$2,279
Right of use assets	—	—	1,642	2,516
Other assets	—	—	200	438
Total	$—	$—	$3,510	$5,233

6. Property and Equipment, Net

Property and equipment, net, consists of the following:

(in thousands)	December 31, 2025	December 31, 2024
Laboratory equipment	$—	$10,020
Office equipment	107	119
Computer hardware and software	988	1,111
Furniture and fixtures	419	419
Leasehold improvements	6,510	7,386
Total property and equipment	8,024	19,055
Accumulated depreciation and amortization	(3,917)	(9,724)
	$4,107	$9,331

In connection with the Company’s January 2025 announcement to reduce its overall workforce by 55% and cease its lab operations in Hopewell, New Jersey, management implemented plans to sell substantially all the laboratory equipment and certain other assets and estimated the fair value of the assets based on the estimated future cash flows from the sale of such assets. Subsequent to recording the impairment of $2.6 million, the Company sold substantially all the laboratory equipment and certain other assets for $1.2 million. As a result, the Company did not record any depreciation on the impaired and disposed laboratory equipment during the year ended December 31, 2025 as the equipment was considered held-for-sale in January 2025. Neither laboratory equipment nor accumulated depreciation related to such equipment are recorded on the balance sheet as of December 31, 2025.

Depreciation and amortization expense was $0.7 million and $3.1 million for the years ended December 31, 2025 and 2024, respectively.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Professional fees	$347	$406
Compensation and related benefits	2,740	4,405
Research and development	642	1,896
Divestiture fee due to Catalent	924	—
	$4,653	$6,707

8. Gemma License Agreement

On July 31, 2024, the Company entered into a series of sublicense agreements with Gemma in connection with the outlicense of PBGM01 for the treatment of GM1 gangliosidosis, or GM1, PBKR03 for the treatment of Krabbe disease, or Krabbe, and PBML04 for the treatment of metachromatic leukodystrophy, or MLD, collectively the Outlicensed Programs, and such agreements, the Gemma Sublicenses. On May 7, 2025, the Company agreed to amend each of the Gemma Sublicenses to revise certain financial terms related to the Outlicensed Programs, or the Amended Gemma Sublicenses. Pursuant to the Amended Gemma Sublicenses, the Company is entitled to receive (i) an aggregate total of $15.0 million in initial payments for licenses and clinical product supply, of which $7.5 million was previously received, $2.5 million of which was due in May 2025, and $5.0 million of which is due in March 2026; (ii) an additional $5.0 million contingent on Gemma completing certain business milestones; (iii) up to an additional $114.0 million in development and commercial milestone payments; and (iv) single digit royalties as a percentage of annual worldwide net sales, in exchange for sublicenses to relevant intellectual property, transfer of regulatory dossiers and transfer of clinical trial materials and product supply related to the Outlicensed Programs. Gemma will be responsible for all payments due to the Trustees of the University of Pennsylvania’s, or Penn, under the Company’s research, collaboration and licensing agreement with Penn, or the Penn License Agreement, related to the Outlicensed Programs. On July 31, 2024, the Company also entered into a transition services agreement with Gemma, or the Transition Services Agreement, as amended by the First Amendment to the Transition Services Agreement, dated January 31, 2025, pursuant to which, the Company provided transitional services at cost to Gemma through May 31, 2025, and is entitled to reimbursement for transitional services performed retroactively from March 1, 2024, related to the transfer of the Outlicensed Programs. As of December 31, 2025, the Company has collected $7.5 million in initial payments, $4.8 million in transition services payments, and applied $1.5 million in amounts owed to Gemma for the Huntington’s disease program against amounts due to the Company for transition services under these agreements.

As Gemma has a limited history of operations, the Company will not recognize revenue under ASC 606 until the Company either (i) has received payment and there are no remaining obligations to transfer goods and services under the Amended Gemma Sublicenses and Transition Services Agreement (as payments received by Gemma are nonrefundable), or (ii) concludes that substantially all of the transaction price is collectible. As of December 31, 2025, the Company has received initial payments of $7.5 million associated with the aggregate $15.0 million of initial payments to be made under the Amended Gemma Sublicenses for licenses and clinical product supply and $4.8 million associated with the Transition Services Agreement and applied $1.5 million in amounts owed to Gemma for the Huntington’s disease program against amounts due to the Company for transition services under these agreements. The Company recorded these amounts ($13.8 million) as non-refundable sublicense and transition services payments on the balance sheet as of December 31, 2025, as the criteria set forth above have not yet been met.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

9. Severance

In January 2025, the Company announced a workforce reduction to reduce operating expenses and to extend its cash runway. In connection with the announcement, the Company reduced headcount by approximately 55%.

In accordance with ASC 420, Exit and Disposal Activities, the Company recorded severance and termination-related costs of $0.4 million in general and administrative expenses and $1.3 million in research and development expenses for the year ended December 31, 2025. During the year ended December 31, 2024, the Company recorded no severance and termination-related costs. As of December 31, 2025, there were no unpaid severance and termination-related costs.

10. Leases

2005 Market Street Lease Agreement

The Company is party to a lease agreement for office space, or the 2005 Market Street Lease Agreement, in Philadelphia, Pennsylvania. Under the 2005 Market Street Lease Agreement, the Company leased approximately 37,000 square feet. The 2005 Market Street Lease Agreement commenced in February 2021 and is expected to expire in December 2031. The Company has an option to extend the term of the 2005 Market Street Lease Agreement by two additional terms of five years each. The Company has an option to early terminate the 2005 Market Street Lease Agreement as of April 2029, given notice is provided to the landlord no less than fifteen months prior to April 2029. The optional extension and termination terms were not recognized as part of the Company’s measurement of the ROU asset and operating lease liability as of December 31, 2025. During 2023 the Company subleased all of the space at 2005 Market Street as further described in Sublease Agreement A and Sublease Agreement B below.

Sublease Agreement A

On August 7, 2023, the Company entered into a sublease agreement with a counterparty, or Sublessee A, to sublease approximately 8,000 square feet of the 2005 Market Street Lease Agreement, or Sublease Agreement A. This sublease term began on November 1, 2023, and continues through March 31, 2029. In the event the Company does not elect its early termination option under the 2005 Market Street Lease Agreement, Sublessee A has an option to extend the sublease agreement through November 30, 2031. The base sublease rent is $0.1 million per year and increases by 2.75% annually through the expiration of the agreement. Additionally, Sublessee A is required to pay the portion of the common area maintenance expenses, operating expenses, and use and occupancy taxes which the Company is required to pay under the 2005 Market Street Lease Agreement.

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

Passage Bio, Inc.

Notes to Financial Statements (cont.)

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

Laboratory Lease Agreement

The Company is also party to a lease agreement for laboratory space, or the Laboratory Lease Agreement, in Hopewell, New Jersey. The Laboratory Lease Agreement commenced in March 2021 and is expected to expire in March 2036. The Company has an option to early terminate the Laboratory Lease Agreement as of March 2032 given notice is provided to the landlord no less than twelve months prior to March 2032. The Company has an option to extend the term of the Laboratory Lease Agreement by up to two five-year terms. These options were not recognized as part of the Company’s measurement of the ROU asset and operating lease liability as of December 31, 2025.

In January 2025, the Company implemented a restructuring plan which included ceasing lab operations. As a result, the Company is no longer using any of the space covered by the Laboratory Lease Agreement and is actively pursuing opportunities to sublease all remaining space in the Laboratory Lease Agreement as well as discussing with the landlord potential alternatives.

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

In 2024, the Company determined triggering events were present and reassessed the asset groups related to its laboratory space under the Laboratory Lease Agreement, which resulted in changes to the Company’s identified asset groups. The Company determined whether an impairment indicator was present for each of the new asset groups. Where an impairment indicator was present, the Company compared the estimated undiscounted cash flows to the carrying values, which includes ROU assets, leasehold improvements, and other property and equipment allocable to the laboratory space

Passage Bio, Inc.

Notes to Financial Statements (cont.)

for those asset groups. The Company concluded the carrying values of certain asset groups were not recoverable as they exceeded the estimated undiscounted cash flows. The Company calculated the amount of impairment on those asset groups using a discounted cash flow model to calculate the fair value of the asset group which incorporated the net identifiable cash flows for the term of the Hopewell Sublease Agreement, including an estimate for cash flows in the residual period, and an estimated borrowing rate of a market participant subtenant. As a result, certain asset groups were impaired and the Company recognized impairment expense of $5.2 million, including $2.5 million for the ROU assets, $2.3 million for the property and equipment, net, and $0.4 million for certain other assets during the year ended December 31, 2024.

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

In December 2025, the Company determined triggering events were present based on rental market activity. The Company determined whether an impairment indicator was present for each of the asset groups. Where an impairment indicator was present, the Company compared the estimated undiscounted cash flows to the carrying values, which includes ROU assets and leasehold improvements allocable to the laboratory space for those asset groups. The Company concluded the carrying value of one asset group was not recoverable as it exceeded the estimated undiscounted cash flows. With support from a valuation specialist, the Company estimated the fair value of that asset group by creating a discounted cash flow model which incorporated the net identifiable estimated cash flows for the remaining term of the Laboratory Lease Agreement based upon sublease market activity and an estimated market participant subtenant borrowing rate and compared that to the carrying value of the asset group. As a result, the Company recognized impairment expense of $3.5 million, including $2.6 million for the ROU assets and $0.9 million for the leasehold improvements during the year ended December 31, 2025.

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

(in thousands)
2026	$3,757
2027	3,863
2028	3,973
2029	4,085
2030	4,200
Thereafter	17,421
Total undiscounted lease payments	37,299
Less: imputed interest	(13,289)
Total lease liabilities	$24,010

Passage Bio, Inc.

Notes to Financial Statements (cont.)

The following table summarizes lease expense by lease type that was recognized during the years ended December 31, 2025 and 2024:

	Year Ended
(in thousands)	December 31, 2025	December 31, 2024
Operating lease cost	$3,419	$3,505
Variable lease cost	2,103	2,127
	$5,522	$5,632

The following table shows the weighted average discount rate and weighted average remaining lease term of the operating leases:

	Year Ended
	December 31, 2025	December 31, 2024
Weighted-average discount rate	9.7%	9.7%
Weighted-average remaining lease term (years)	9.3	10.2

The cash paid for amounts included in the measurement of the Company’s operating lease liabilities for the years ended December 31, 2025 and 2024 were $3.9 million and $3.8 million, respectively, recorded in operating cash flows.

The following table summarizes sublease income that was recognized in other income (expense), net during the years ended December 31, 2025 and 2024:

	Year Ended
(in thousands)	December 31, 2025	December 31, 2024
Sublease rental income	$1,467	$987

11. Commitments and Contingencies

Amended and Restated Research, Collaboration and License Arrangement with Penn

In connection with the transfer of the Outlicensed Programs (GM1, Krabbe, and MLD), the Company restructured its research, collaboration and license agreement with Penn, as amended, previously the Penn Agreement and now referred to as the Penn License Agreement. Pursuant to the Penn License Agreement, as of July 31, 2024, the Company (i) terminated the funding of discovery research programs; (ii) terminated the research and exploratory research programs; (iii) terminated the remaining eight options it had for future central nervous system, or CNS, indications; (iv) terminated the transaction fee payable to Penn in the event of certain corporate transactions; and (v) retained its current exclusive and non-exclusive licenses to its programs in FTD, GM1, Krabbe, and MLD and certain platform technologies resulting from the discovery programs that it funded.

For the Company’s licensed programs in FTD, GM1, Krabbe, and MLD, the Penn License Agreement requires that it make payments of up to $16.5 million per product candidate. Each payment will be due upon the achievement of specific development milestone events by such licensed product for a first indication, reduced development milestone payments for the second and third indications, and no development milestone payments for subsequent indications. In addition, on a product-by-product basis, the Company is obligated to make up to $55.0 million in sales milestone payments on each licensed product based on annual worldwide net sales of the licensed product in excess of defined thresholds. Pursuant to the Amended Gemma Sublicenses, Gemma is responsible for the payments to Penn related to the Outlicensed Programs.

Upon successful commercialization of a product using the licensed technology, the Company is obligated to pay to Penn, on a licensed product-by-licensed product and country-by-country basis, tiered royalties (subject to customary

Passage Bio, Inc.

Notes to Financial Statements (cont.)

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

Gemma - Research, Collaboration and License Agreement

In connection with the transfer of the Outlicensed Programs, on July 31, 2024, the Company entered into a research, collaboration and license agreement with Gemma, or the Gemma Collaboration Agreement. Pursuant to the Gemma Collaboration Agreement, (i) Gemma will conduct certain preclinical and Investigational New Drug-enabling work for the Company’s active research program in Huntington’s disease and a currently paused research program in Temporal Lobe Epilepsy, or TLE, which were previously being conducted by Penn under the Penn Agreement and (ii) Gemma will grant the Company options to conduct mutually-agreed research programs in four new CNS indications.

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

Passage Bio, Inc.

Notes to Financial Statements (cont.)

Company’s gene therapy product candidates. Under the terms of the Amended Catalent Agreements, Catalent agreed to manufacture batches of drug product for the Company’s gene therapy product candidates.

The Amended Catalent Agreements remain in effect until November 6, 2030, and establish a limited exclusive relationship between the Company and Catalent for the manufacture of bulk drug substance and drug product for the Company’s adeno-associated virus delivery therapeutic product candidates for the treatment of FTD and GM1. The limited exclusive relationship under the Amended Catalent Agreements converts to a non-exclusive relationship (i) in the event Catalent fails to meet certain performance standards and (ii) following certain conditional events related to the divestiture by the Company of either FTD or GM1, in which case, if such events occur, the Company would pay Catalent certain fees. In the event of certain transactions, the Company may terminate the Amended Catalent Agreements for convenience with respect to such products, in which case, the Company would pay Catalent a certain termination fee.

The outlicense and completed transition of GM1 to Gemma under the Outlicense Transaction Agreements, is deemed by Catalent to be a divestiture under the Amended Catalent Agreements. As such, the Company is required to make payment of $0.9 million to Catalent which has been accrued as of and during the year ended December 31, 2025.

Litigation

In the normal course of business, the Company from time to time is named as a party to legal claims and actions. The Company records a loss contingency reserve for a legal proceeding when the potential loss is considered probable and can be reasonably estimated. The Company has not recorded any amounts for loss contingencies as of December 31, 2025.

The Company is the defendant in litigation with a former employee, who filed a lawsuit in the Court of Common Pleas of Philadelphia County asserting claims for breach of contract and violation of the Pennsylvania Wage Payment and Collection Law. The plaintiff, who was terminated from their employment in 2019, contended that the Company entered into a binding settlement agreement in February 2020 under which he was to receive shares of company stock and additional compensation. Specifically, he contended that before the announcement of the Company’s initial public offering in February 2020, he was promised 150,000 shares of stock as part of the settlement, and that those shares were not subject to the reverse stock split that was implemented for all shareholders. The Company responded that the shares offered in settlement negotiations in 2020 were to be subject to the reverse split, and that had the settlement been finalized, the plaintiff would have been entitled to 33,836 shares (1,692 shares adjusted for the Reverse Stock Split effected in 2025). A trial in this case was held in October 2024. The jury found that an agreement was reached, but it agreed with the Company that any shares to be awarded to the plaintiff were subject to the reverse split. The jury awarded damages in an amount that was roughly equal to what the Company contended had been offered to the plaintiff before the initial public offering. Both sides then challenged the verdict, and on December 12, 2024, the judge who presided over the trial delivered a judgment in the Company’s favor, finding that no binding agreement was reached and that the plaintiff was not entitled to recover any damages. On December 23, 2024, the plaintiff filed an appeal with the Superior Court of Pennsylvania. On September 25, 2025, the appellate court affirmed the entry of judgment in favor of the Company and on October 7, 2025, the plaintiff filed an Application for Reargument to the Superior Court of Pennsylvania. In December 2025, the Superior Court of Pennsylvania denied the Application for Reargument. In December 2025, the plaintiff petitioned for review of their appeal to the Pennsylvania Supreme Court which is currently pending. The Company intends to continue to defend against this claim.

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

12. Common Stock

On March 5, 2021, the Company entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, relating to the applicable terms of at-the-market equity offerings, or the ATM Facility, pursuant to which the Company may, but is not obligated to, offer and sell, from time to time, shares of its common stock with an aggregate offering price up to $125.0 million through Cowen, as sales agent in the ATM Facility. The Company issued 300,000 shares of common stock under the ATM Facility, resulting in net proceeds of $8.7 million, after deducting offering costs of $0.3 million in March 2024. The Company is currently limited in its capacity to offer and sell shares of its common stock under the Sales Agreement pursuant to the prospectus supplement to its shelf registration statement on Form S-3, filed on March 5, 2025.

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

13. Share-Based Compensation

Equity Incentive Plan

The Company has three equity incentive plans: the 2018 Equity Incentive Plan, as amended, or the 2018 Plan, the 2020 Equity Incentive Plan, or the Incentive Plan, and the 2021 Equity Inducement Plan, or the Inducement Plan. New awards can only be granted under the Incentive Plan and the Inducement Plan.

The total number of shares authorized under the Incentive Plan as of December 31, 2025 was 947,598. Additionally, 204,732 shares previously issued under the 2018 Plan which were forfeited are available for issuance under the Incentive Plan. As of December 31, 2025, 433,624 shares were available for future grants under the Incentive Plan. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Incentive Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021 and continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors to determine a lesser number of shares shall be added for such year. As a result, the number of shares reserved for issuance under the Incentive Plan increased by 159,141 and 155,155 shares in January 2026 and 2025, respectively.

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

The Inducement Plan was approved by the Company’s board of directors in July 2021. The total number of shares authorized under the Inducement Plan as of December 31, 2025 was 125,000. Of this amount, 87,166 shares were available for future grants as of December 31, 2025. The Inducement Plan provides for the granting of nonqualified stock options and restricted stock awards to employees hired by the Company, as determined by the Company’s board of directors. The Company’s stock options awarded to date under the Inducement Plan vest based on requisite service

Passage Bio, Inc.

Notes to Financial Statements (cont.)

period and have a term of ten years. The Company’s restricted stock units awarded to date under the Inducement Plan vest based on requisite service period and have a term based on each award agreement.

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded share-based compensation expense in the following expense categories in its accompanying statements of operations and comprehensive loss for the period presented:

	Year Ended December 31,
(in thousands)	2025	2024
Research and development	$842	$2,529
General and administrative	2,159	3,291
	$3,001	$5,820

The following table summarizes stock option activity for the year ended December 31, 2025:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2025	577,581	$77.56	7.5
Granted	248,208	7.78
Exercised	—	—
Forfeited	(125,526)	82.56
Expired	(41,290)	175.24
Outstanding at December 31, 2025	658,973	$44.20	7.1
Vested and exercisable at December 31, 2025	357,766	$78.82	5.6
Vested or expected to vest at December 31, 2025	658,973	$44.20	7.1

The weighted-average grant date fair value of options granted was $6.07 and $20.20 for the years ended December 31, 2025 and 2024, respectively.

The aggregate intrinsic value of options outstanding was $0.9 million at December 31, 2025 and was de minimis at December 31, 2024. The aggregate intrinsic value of options exercisable was $0.2 million at December 31, 2025 and was de minimis at December 31, 2024. There were no options exercised during the year ended December 31, 2025 and the aggregate intrinsic value of options exercised during the year ended December 31, 2024 was de minimis.

As of December 31, 2025, the total unrecognized compensation expense related to unvested stock option awards was $3.0 million, which the Company expects to recognize over a weighted-average period of 2.2 years.

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

The following table summarizes activity related to RSU awards during the year ended December 31, 2025:

		Weighted average
	Number of shares	grant date fair value
Unvested balance at January 1, 2025	7,093	$44.80
Granted	60,000	11.70
Vested	(16,825)	27.92
Forfeited	(268)	90.40
Unvested balance at December 31, 2025	50,000	$10.52

As of December 31, 2025, the total unrecognized expense related to all RSUs was $0.3 million, which the Company expects to recognize over a weighted-average period of 1.0 years.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan, or the ESPP, became effective on February 28, 2020. The ESPP authorizes the issuance of up to 99,088 shares of the Company’s common stock. Of this amount, 59,103 were available for future grants as of December 31, 2025. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years, in an amount equal to one percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors to determine a lesser number of shares shall be added for such year. As a result, on January 1, 2026 and 2025, subject to the discretion of the board of directors, the shares authorized for issuance under the ESPP was not increased.

Under the ESPP, eligible employees can purchase the Company’s common stock through accumulated payroll deductions at such times as are established by the board of director’s Compensation Committee. Eligible employees may purchase the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock on the first day of the offering period or on the last day of the offering period. The offering periods under the ESPP have a duration of six months, with periods ending in May and November of each calendar year. Eligible employees may contribute up to 15% of their eligible compensation. Under the ESPP, a participant may not accrue rights to purchase more than $25,000 worth of the Company’s common stock for each calendar year in which such right is outstanding or purchase more than 200 shares of the Company’s common stock in any single offering period. Beginning in May 2026,

Passage Bio, Inc.

Notes to Financial Statements (cont.)

the limit will increase from 200 shares to 2,000 shares in any single offering period, not to exceed $25,000 in any calendar year.

In accordance with the guidance in ASC Topic 718-50, Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock at 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. No share-based compensation expense related to the ESPP was recorded during the years ended December 31, 2025 and 2024.

14. Income Taxes

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$105,425	$94,923
Research and development credits	55,020	50,842
Collaboration and license agreement	2,832	3,422
Capitalized research and development	46,041	59,803
Share-based compensation	4,329	5,863
Accrued expenses and other	4,581	1,404
Operating lease liabilities	6,520	7,560
Depreciation and amortization	1,048	461
Total gross deferred tax assets before valuation allowance	225,796	224,278
Valuation allowance	(222,752)	(219,833)
Net deferred tax assets	3,044	4,445
Deferred tax liabilities:
Right of use assets - operating leases	(3,044)	(4,445)
Total deferred tax liabilities	(3,044)	(4,445)
Net deferred taxes	$—	$—

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future losses, management has determined the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of December 31, 2025 and 2024. The valuation allowance increased by $2.9 million and $19.1 million during the years ended December 31, 2025 and 2024, respectively.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

During the year ended December 31, 2025, the Company adopted ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures retrospectively. A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended
	December 31,
	2025		2024
(in thousands)	Amount	Percent	Amount	Percent
US federal statutory tax rate	$(9,560)	21.0%	$(13,601)	21.0%
Federal:
Tax credits:
Research and development tax credits	(175)	0.4	(626)	1.0
Orphan drug tax credits	(4,003)	8.8	(4,896)	7.6
Changes in valuation allowances	12,334	(27.2)	17,422	(27.0)
Nontaxable or nondeductible items:
Share-based payment awards	241	(0.5)	459	(0.7)
Expiration of share-based payment awards	1,159	(2.5)	1,233	(1.9)
Other	4	0.0	9	0.0
State and local income taxes, net of federal income tax effect [1]	—	—	—	—
Effective tax rate	$—	—%	$—	—%

1 In 2025 and 2024, state and local income taxes in Pennsylvania and Philadelphia comprise the majority of the state and local income taxes, net of federal income tax effect category.

During the years ended December 31, 2025 and 2024, the Company made no income tax payments. Additionally, the Company generated no foreign pre-tax income or losses during these periods, as all operations were conducted within the United States.

The following table summarizes carryforwards of federal, state and local net operating losses, or NOL, and research and development and orphan drug tax credits:

	December 31,
(in thousands)	2025	2024
Federal	$398,039	$339,055
State	398,035	339,051
Local	277,828	218,844
Research tax credits	55,020	50,842

For federal income tax purposes, $0.3 million of NOL carryforwards expire in 2037. The remaining federal NOL carryforwards were generated subsequent to January 1, 2018, and therefore, are able to be carried forward indefinitely.

For state income tax purposes, NOL carryforwards begin expiring in 2037, and expire through 2045.

For local income tax purposes related to the city of Philadelphia, NOL carryforwards begin expiring in 2042, and expire through 2045.

As of December 31, 2025, the Company also had $11.6 million of federal research and development and $43.4 million orphan drug tax credit carryforwards that will begin to expire in 2038 and 2040, respectively, unless previously utilized.

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

Passage Bio, Inc.

Notes to Financial Statements (cont.)

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

The Company will recognize interest and penalties related to uncertain tax positions as a component of interest income, net. As of December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. Tax years from 2022 and after remain subject to examination by the taxing jurisdictions. The NOL and tax credit carryforwards remain subject to review until utilized.

15. Segment Reporting

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

The CODM uses net loss as reported on the Company’s statement of operations to assess the Company’s performance. The CODM also uses cash forecasts in deciding where to invest or expand operations within the business. In these cash forecasts, research and development expenses and general and administrative expenses exclude certain non-cash items such as share-based compensation and depreciation and amortization expenses.

Passage Bio, Inc.

Notes to Financial Statements (cont.)

The following table summarizes significant segment expenses:

	Year Ended December 31,
(in thousands)	2025	2024
Research and development
Wages, benefits, and other payroll	$7,462	$12,265
Third-party costs	14,532	22,691
Share-based compensation	842	2,529
Depreciation and amortization	440	2,694
Total research and development expenses	23,276	40,179
General and administrative
Wages, benefits, and other payroll	7,784	9,255
Third-party costs	9,644	12,055
Share-based compensation	2,159	3,291
Depreciation and amortization	288	387
Total general and administrative expenses	19,875	24,988
Impairment of long-lived assets	6,145	5,233
Loss from operations	49,296	70,400
Other (income) expense, net	(3,774)	(5,633)
Net loss	$45,522	$64,767

The components of Other (income) expense, net are further described in note 3 to the financial statements.

16. Subsequent Events

None.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control – Integrated Framework (2013). Based on our assessment, our management has concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. For as long as we remain a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, and a non-accelerated filer as defined in the Exchange Act, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

During the three months ended December 31, 2025, none of our directors or officers, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of a “Rule 10b5-1 trading agreement” or “non-Rule 10b-51 trading agreement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(3)	Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation, dated May 30, 2023, as amended.	10-Q	001-39231	November 10, 2025

3.2	Amended and Restated Bylaws, dated December 1, 2022.	8-K	001-39231	December 2, 2022

4.1	Form of Common Stock Certificate.	S-1/A	333-236214	February 18, 2020

4.2	Description of Registrant’s Securities.				X

10.1	Lease, dated April 10, 2020, by and between the Registrant and Commerce Square Partners - Philadelphia Plaza, L.P.	10-Q	001-39231	May 11, 2020

10.2	First Amendment to Lease, dated April 10, 2020, by and between the Registrant and Philadelphia Plaza, L.P. – Phase II	10-Q	001-39231	May 11, 2020

10.3	Form of Indemnification Agreement between the Registrant and its directors and officers.	S-1	333-236214	February 3, 2020

10.4	Amended and Restated 2018 Equity Incentive Plan, as amended, and forms of award agreements.	S-1	333-236214	February 3, 2020

10.5	2020 Equity Incentive Plan of the Registrant, and forms of award agreements.				X

10.6	2020 Employee Stock Purchase Plan of the Registrant.				X

10.7˄	Lease, dated December 15, 2020 by and between the Registrant and Hopewell Campus Owner, LLC.	8-K	001-39231	December 18, 2020

10.8	2021 Equity Inducement Plan.	S-8	333-258000	July 19, 2021

10.9+†	Employment Agreement, dated October 10, 2022 by and between the Registrant and William Chou.	10-Q	001-39231	November 10, 2022
10.10+†	Employment Agreement dated September 10, 2019, as amended on February 26, 2020, by and between the Registrant and Edgar B. (Chip) Cale.	10-K	001-39231	March 6, 2023

10.11†˄	Amended and Restated Development Services and Clinical Supply Agreement, dated November 9, 2023, by and between the Registrant and Catalent Maryland, Inc.	10-K	001-39231	March 4, 2024

10.12+†	Employment Agreement, dated March 1, 2024, by and between the Registrant and Kathleen Borthwick.	10-K	001-39231	March 4, 2024

10.13+	Non-Employee Director Compensation Policy effective as of April 4, 2024.	10-Q	001-39231	May 14, 2024

10.14†˄	Exclusive License Agreement (PBGM01), dated July 31, 2024, by and between the Registrant and Gemma Biotherapeutics, Inc.	10-Q	001-39231	November 13, 2024

10.15†˄	Exclusive License Agreement (PBKR03), dated July 31, 2024, by and between the Registrant and Gemma Biotherapeutics, Inc.	10-Q	001-39231	November 13, 2024

10.16†˄	Exclusive License Agreement (PBML04), dated July 31, 2024, by and between the Registrant and Gemma Biotherapeutics, Inc.	10-Q	001-39231	November 13, 2024

10.17†˄	Transition Services Agreement, dated July 31, 2024, by and between the Registrant and Gemma Biotherapeutics, Inc.	10-Q	001-39231	November 13, 2024

10.18†˄	Research, Collaboration & License Agreement, dated July 31, 2024, by and between the Registrant and Gemma Biotherapeutics, Inc.	10-Q	001-39231	November 13, 2024

10.19†˄	Second Amended and Restated Research, Collaboration & License Agreement, dated July 31, 2024, by and between the	10-Q	001-39231	November 13, 2024

Registrant and the Trustees of the University of Pennsylvania.

10.20†˄	Amendment to the Exclusive License Agreement (PBGM01), dated May 7, 2025, by and between the Registrant and Gemma Biotherapeutics, Inc.	10-Q	001-39231	August 12, 2025

10.21˄	Amendment to the Exclusive License Agreement (PBKR03), dated May 7, 2025, by and between the Registrant and Gemma Biotherapeutics, Inc.	10-Q	001-39231	August 12, 2025

10.22˄	Amendment to the Exclusive License Agreement (PBML04), dated May 7, 2025, by and between the Registrant and Gemma Biotherapeutics, Inc.	10-Q	001-39231	August 12, 2025

19.1˄	Insider Trading Policy.	10-K	001-39231	March 3, 2025

23.1	Consent of KPMG LLP, an independent registered public accounting firm.				X

24.1	Power of Attorney. Reference is made to the signature page hereto.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97	Policy Relating to Recovery of Erroneously Awarded Compensation.	10-K	001-39231	March 4, 2024

101.INS	Inline XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL).	X

+	Indicates management contract or compensatory plan, contract or agreement.
†	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASSAGE BIO, INC.

Date: March 3, 2026	By:	/s/ William Chou, M.D.
	Name:	William Chou, M.D.
	Title:	Chief Executive Officer and Director

Date: March 3, 2026	By:	/s/ Kathleen Borthwick
	Name:	Kathleen Borthwick
	Title:	Chief Financial Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints William Chou, M.D. and Kathleen Borthwick, and each of them, with full power of substitution and resubstitution, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William Chou, M.D.	President, Chief Executive Officer and Director	March 3, 2026
William Chou, M.D.	(Principal Executive Officer)
/s/ Kathleen Borthwick	Chief Financial Officer	March 3, 2026
Kathleen Borthwick	(Principal Financial and Accounting Officer)
/s/ Maxine Gowen, Ph.D.	Director	March 3, 2026
Maxine Gowen, Ph.D.
/s/ Athena Countouriotis, M.D.	Director	March 3, 2026
Athena Countouriotis, M.D.
/s/ Sandip Kapadia	Director	March 3, 2026
Sandip Kapadia
/s/ Thomas Kassberg	Director	March 3, 2026
Thomas Kassberg
/s/ Derrell Porter, M.D.	Director	March 3, 2026
Derrell Porter, M.D.
/s/ Dolan Sondhi, Ph.D.	Director	March 3, 2026
Dolan Sondhi, Ph.D.