Form 10-Q
period 2026-03-31
Passage BIO, Inc.
filed 2026-05-12
CIK 1787297

Y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 7, 2026, the registrant had 3,207,810 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “forecast,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our plans to develop and commercialize our product candidates, our evaluation of potential next steps in the clinical development of our product candidates, the timing and results of our ongoing or planned preclinical studies and clinical trials, risks associated with clinical trials, including our ability to adequately manage clinical activities, unexpected concerns that may arise from additional data or analysis obtained during clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the clinical utility of our product candidates, the potential development of other product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the willingness of healthcare professionals to use our product candidates, the timing or amount of any potential future milestone or royalty payments, the sufficiency of our cash and cash equivalents, our exploration of potential strategic alternatives, the entry into or completion of any strategic alternative transaction, the expected costs associated with termination benefits and the financial impact of our restructuring and reduction in workforce, general economic, industry and market conditions, including fluctuating interest rates and inflation, changing tariff policies and trade restrictions, geopolitical conflicts, any future potential federal government shutdowns, instability in the global banking system, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

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

TRADEMARKS AND TRADENAMES

“PASSAGE BIO” is a registered trademark, and the PASSAGE BIO mark, the Passage Bio logo and all product names are our common law trademarks. All other service marks, trademarks and tradenames appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and tradenames referred to in this Quarterly Report on Form 10-Q appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and tradenames.

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Passage Bio, Inc.

Balance Sheets

	(Unaudited)
(in thousands, except share and per share data)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$33,336	$46,303
Prepaid expenses and other current assets	682	629
Prepaid research and development	723	830
Total current assets	34,741	47,762
Property and equipment, net	826	4,107
Right of use assets - operating leases	651	10,168
Other assets	244	244
Total assets	$36,462	$62,281
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,310	$1,113
Accrued expenses and other current liabilities	3,895	4,653
Non-refundable sublicense and transition services payments	13,750	13,750
Operating lease liabilities	1,149	3,567
Total current liabilities	20,104	23,083
Operating lease liabilities - noncurrent	4,606	20,443
Total liabilities	24,710	43,526

Commitments and contingencies (note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding at both March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value: 300,000,000 shares authorized; 3,207,810 shares issued and outstanding at March 31, 2026 and 3,182,810 shares issued and outstanding at December 31, 2025	—	—
Additional paid‑in capital	724,068	723,512
Accumulated deficit	(712,316)	(704,757)
Total stockholders’ equity	11,752	18,755
Total liabilities and stockholders’ equity	$36,462	$62,281

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2026	2025
Operating expenses:
Research and development	$4,093	$7,737
General and administrative	4,787	6,085
Impairment of long-lived assets	—	2,637
Net gain on lease termination	(633)	—
Loss from operations	(8,247)	(16,459)
Other income (expense), net	688	1,054
Net loss	$(7,559)	$(15,405)
Per share information:
Net loss per share of common stock, basic and diluted	$(2.36)	$(4.87)
Weighted average common shares outstanding, basic and diluted	3,205,866	3,163,914
Comprehensive loss:
Net loss	$(7,559)	$(15,405)
Unrealized gain (loss) on marketable securities	—	(8)
Comprehensive loss	$(7,559)	$(15,413)

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Stockholders’ Equity

(Unaudited)

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2026	3,182,810	$—	$723,512	$—	$(704,757)	$18,755
Exercise of stock options and vesting of restricted stock units	25,000	—	—	—	—	—
Share‑based compensation expense	—	—	556	—	—	556
Net loss	—	—	—	—	(7,559)	(7,559)
Balance at March 31, 2026	3,207,810	$—	$724,068	$—	$(712,316)	$11,752

	Common stock		Additional	Accumulated other	Accumulated
(in thousands, except share data)	Shares	Amount	paid‑in capital	comprehensive income (loss)	deficit	Total
Balance at January 1, 2025	3,161,503	$—	$720,488	$8	$(659,235)	$61,261
Exercise of stock options and vesting of restricted stock units	4,325	—	—	—	—	—
Unrealized gain (loss) on marketable securities	—	—	—	(8)	—	(8)
Share‑based compensation expense	—	—	858	—	—	858
Net loss	—	—	—	—	(15,405)	(15,405)
Balance at March 31, 2025	3,165,828	$—	$721,346	$—	$(674,640)	$46,706

See accompanying notes to unaudited interim financial statements.

Passage Bio, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Cash flows used in operating activities:
Net loss	$(7,559)	$(15,405)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	129	201
Share‑based compensation	556	858
Amortization of premium and discount on marketable securities, net	—	129
Net gain on lease termination	(633)	—
Impairment of long-lived assets	—	2,637
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, and other assets	(53)	(709)
Prepaid research and development	107	30
Non-refundable sublicense and transition services payments received	—	506
Right of use assets and operating lease liabilities	(4,973)	(97)
Accounts payable	197	716
Accrued expenses and other current liabilities	(758)	(2,713)
Net cash provided by (used in) operating activities	(12,987)	(13,847)
Cash flows provided by (used in) investing activities:
Sales or maturities of marketable securities	—	39,046
Sales of property and equipment and other assets	20	585
Net cash provided by (used in) investing activities	20	39,631
Cash flows provided by (used in) financing activities:
Net cash provided by (used in) financing activities	—	—
Net increase (decrease) in cash and cash equivalents	(12,967)	25,784
Cash and cash equivalents at beginning of period	46,303	37,573
Cash and cash equivalents at end of period	$33,336	$63,357
Supplemental disclosure of non‑cash activities:
Unrealized gain (loss) on marketable securities	$—	$(8)
Deferred proceeds from equipment sale in other current assets	—	(585)

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

2. Risks, Liquidity, and Going Concern

The Company has incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $712.3 million as of March 31, 2026. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.

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

On March 5, 2021, the Company entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, relating to the applicable terms of at-the-market equity offerings, or the ATM Facility, pursuant to which the Company may, but is not obligated to, offer and sell, from time to time, shares of its common stock with an aggregate offering price up to $125.0 million through Cowen, as sales agent in the ATM Facility. The Company is currently limited in its capacity to offer and sell shares of its common stock under the Sales Agreement pursuant to the prospectus supplement to its shelf registration statement on Form S-3, filed on March 4, 2024. As of March 31, 2026, $15.8 million of capacity remains available to be sold under the ATM Facility.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In accordance with the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification, or ASC, Subtopic 205-40, Presentation of Financial Statements - Going Concern, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company incurred net losses of approximately $7.6 million and $15.4 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had cash and cash equivalents totaling $33.3 million, which the Company does not expect to be sufficient to meet the Company’s capital requirements over the next 12 months.

As a result, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. The financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

On April 20, 2026, the Company announced that it has initiated a review of strategic alternatives to maximize shareholder value (see Note 13). These strategic alternatives may include, but are not limited to, merger or acquisition transactions, a reverse merger, a sale of assets of the Company, strategic partnerships, licensing opportunities, or other potential paths. The Company does not intend to provide updates on the strategic review until the board of directors approves a specific action or otherwise determines that disclosure is appropriate or required. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, or prospects of funding are unfavorable, the Company could be required to further delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect its business prospects.

3. Summary of Significant Accounting Policies

The Company’s complete summary of significant accounting policies can be found in “Note 3. Summary of Significant Accounting Policies” in the audited financial statements included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2025.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with GAAP. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the ASC and Accounting Standard Updates, or ASUs, promulgated by the FASB.

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the SEC, which permits reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying balance sheets, statements of operations and comprehensive loss, stockholders’ equity, and cash flows have been made. Although these interim financial statements do not include all of the information and notes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim financial statements and notes should be read in conjunction with the audited financial statements and notes included in the Company’s 2025 Annual Report filed on Form 10-K.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of March 31, 2026 consisted of money market funds. Cash consists of cash deposits at banking institutions. As of March 31, 2025, all of the Company’s marketable securities matured and the proceeds were invested into money market funds, which are included in cash and cash equivalents on the Company’s balance sheet.

The Company had cash and cash equivalents of $33.3 million and $46.3 million as of March 31, 2026 and December 31, 2025, respectively.

Marketable Securities

The Company classifies its marketable securities with original maturities of greater than three months as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in comprehensive loss and accumulated other comprehensive income (loss) within stockholders’ equity. Any premium or discount arising at purchase of debt securities is amortized and/or accreted over the term of the security to other income (expense), net. Gains or losses on marketable securities sold are recognized as a component of other income (expense), net in the statement of operations and comprehensive loss on the specific identification method. All marketable securities are available for use, as needed, to fund operations and therefore, the Company classifies all marketable securities as current assets within the balance sheet. As of March 31, 2026, the Company had no marketable securities.

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

The Company reviews long-lived assets, such as property and equipment, for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company did not recognize any impairment expenses for long-lived assets for the three months ended March 31, 2026. The Company recognized impairment expenses for laboratory equipment and certain other assets of $2.6 million for the three months ended March 31, 2025.

Leasing

The Company evaluates leases at their inception to determine if they are an operating lease or a finance lease. As of March 31, 2026, the Company has classified all leases with terms greater than one year, as operating leases.

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

When assets and liabilities for operating leases are written off, the balances are removed from the respective accounts, with any resulting gain or loss recognized concurrently.

The Company reviews long-lived assets, such as right of use assets, or ROU assets, for impairment when events or changes indicate the carrying amount of the ROU assets may not be recoverable. The Company did not recognize any impairment expenses for ROU assets for the three months ended March 31, 2026 or 2025.

Research and Development

Research and development costs are expensed as incurred and consist primarily of expenses incurred with the University of Pennsylvania’s Gene Therapy Program, or GTP, and Gemma Biotherapeutics, Inc., or Gemma, contract research organizations, contract manufacturing organizations, internal analytical and testing activities, and employee-related expenses, including salaries, benefits, and share-based compensation. Management makes estimates of the Company’s external accrued research and development expenses, which primarily relate to contract research organizations and contract manufacturing organizations, as of each balance sheet date in the Company’s financial statements based on an estimate of progress to completion of specific tasks using facts and circumstances known to the Company at that time. The Company determines the estimates by reviewing contracts, vendor agreements, change orders, and through discussions with the Company’s internal clinical personnel and external service providers as to the progress to completion of services and the agreed-upon fee to be paid for such services. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual and related expenses accordingly.

Other Income (Expense), Net

Other income (expense), net consists of interest earned on cash equivalents and marketable securities, amortization of premium and discount on marketable securities, and income from subleases.

The Company recorded $0.7 million to other income (expense), net for the three months ended March 31, 2026, which consisted of $0.3 million attributable to interest income and $0.4 million related to income from subleases.

The Company recorded $1.1 million to other income (expense), net for the three months ended March 31, 2025, which consisted of $0.7 million attributable to interest income and the amortization of premium and discount on the Company’s marketable securities and $0.4 million related to income from subleases.

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

Prior to 2026, the Company estimated the expected term of the stock options using the “simplified method,” as the Company had limited historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The Company now has sufficient historical exercise data and has determined it is no longer appropriate to use the “simplified method”. Additionally, the Company no longer uses comparable public company data to estimate expected volatility and instead bases its expected volatility assumption on the historical volatility of its own stock price. The Company will apply this methodology prospectively and the change in estimates did not have a material impact for the three months ended March 31, 2026.

The Company accounts for forfeitures of RSUs and stock option awards as they occur.

License and Other Revenue

The Company may enter into license agreements and transition services agreements (see Note 7) under which it may license rights to research, develop, manufacture, and commercialize its product candidates to third parties and provide transition services for such licenses. Payments under these arrangements may include non-refundable, upfront fees, reimbursement of certain costs, payments upon the achievement of certain milestones, and royalties on product sales.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Stock options	846,107	704,699
Unvested restricted stock units	25,000	62,500
Employee stock purchase plan	1,593	848
	872,700	768,047

Recently Issued Accounting Pronouncements

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

4. Fair Value of Financial Instruments and Non-Financial Instruments

Financial Instruments

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination in accordance with applicable accounting guidance requires that a number of significant judgments be made. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The carrying amounts of certain of the Company’s financial instruments, including prepaid expenses and accounts payable are shown at cost, which approximates fair value due to the short-term nature of these instruments. The Company follows the provisions of FASB ASC Topic 820, Fair Value Measurement, for financial assets and liabilities measured on a recurring basis. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

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

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents include money market funds that are carried at cost, which approximates their fair value. The fair values are based on quoted market prices in active markets for identical assets and therefore are classified within Level 1 of the fair value hierarchy.

Non-Financial Instruments

Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest. Significant increases or decreases in actual cash flows may result in valuation changes. There were no assets remeasured in the three months ended March 31, 2026. Assets remeasured in the three months ended March 31, 2025 included laboratory equipment and certain other assets which were sold prior to March 31, 2025 and were not included in the balance sheet as of March 31, 2025. The impairment related to the remeasurement of $2.6 million is included in the statement of operations for the three months ended March 31, 2025.

5. Property and Equipment, Net

Property and equipment, net, consists of the following:

(in thousands)	March 31, 2026	December 31, 2025
Office equipment	$55	$107
Computer hardware and software	959	988
Furniture and fixtures	306	419
Leasehold improvements	1,564	6,510
Total property and equipment	2,884	8,024
Accumulated depreciation and amortization	(2,058)	(3,917)
	$826	$4,107

On March 4, 2026, the Company entered into the Hopewell Lease Termination Agreement. Pursuant to the Hopewell Lease Termination Agreement, the Company agreed to pay the Landlord a termination fee of $4.8 million as well as accrued rent through February 14, 2026. As a result of the Hopewell Lease Termination Agreement, the Company recognized a net gain of $0.6 million on the lease termination for the three months ended March 31, 2026. The net gain is comprised of a $3.8 million gain on the write-off of assets and liabilities for operating leases offset by a $3.2 million net loss on disposal of property and equipment. The assets disposed of as part of the termination included office equipment, leasehold improvements, furniture and fixtures, and computer hardware and software.

Depreciation and amortization expense was $0.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Professional fees	$500	$347
Compensation and related benefits	1,297	2,740
Research and development	1,174	642
Divestiture fee due to Catalent	924	924
	$3,895	$4,653

7. Gemma License Agreement

On July 31, 2024, the Company entered into a series of sublicense agreements with Gemma in connection with the outlicense of PBGM01 for the treatment of GM1 gangliosidosis, or GM1, PBKR03 for the treatment of Krabbe disease, or Krabbe, and PBML04 for the treatment of metachromatic leukodystrophy, or MLD, collectively the Outlicensed Programs, and such agreements, the Gemma Sublicenses. On May 7, 2025, the Company agreed to amend each of the Gemma Sublicenses to revise certain financial terms related to the Outlicensed Programs, or the Amended Gemma Sublicenses. Pursuant to the Amended Gemma Sublicenses, the Company is entitled to receive (i) an aggregate total of $15.0 million in initial payments for licenses and clinical product supply, of which $5.0 million was previously received, $5.0 million of which was due in May 2025, of which $2.5 million has been received, and $5.0 million of which was due in March 2026, and has not yet been received; (ii) an additional $5.0 million contingent on Gemma completing certain business milestones; (iii) up to an additional $114.0 million in development and commercial milestone payments; and (iv) single digit royalties as a percentage of annual worldwide net sales, in exchange for sublicenses to relevant intellectual property, transfer of regulatory dossiers and transfer of clinical trial materials and product supply related to the Outlicensed Programs. Gemma will be responsible for all payments due to the Trustees of the University of Pennsylvania’s, or Penn, under the Company’s research, collaboration and licensing agreement with Penn, or the Penn License Agreement, related to the Outlicensed Programs. On July 31, 2024, the Company also entered into a transition services agreement with Gemma, or the Transition Services Agreement, as amended by the First Amendment to the

Transition Services Agreement, dated January 31, 2025, pursuant to which, the Company provided transitional services at cost to Gemma through May 31, 2025, and is entitled to reimbursement for transitional services performed retroactively from March 1, 2024, related to the transfer of the Outlicensed Programs.

As Gemma has a limited history of operations, the Company will not recognize revenue under ASC 606 until the Company either (i) has received payment and there are no remaining obligations to transfer goods and services under the Amended Gemma Sublicenses and Transition Services Agreement (as payments received by Gemma are nonrefundable), or (ii) concludes that substantially all of the transaction price is collectible. As of March 31, 2026, the Company has received initial payments of $7.5 million associated with the aggregate $15.0 million of initial payments to be made under the Amended Gemma Sublicenses for licenses and clinical product supply and $4.8 million associated with the Transition Services Agreement and applied $1.5 million in amounts owed to Gemma for the Huntington’s disease program against amounts due to the Company for transition services under these agreements. The Company recorded these amounts ($13.8 million) as non-refundable sublicense and transition services payments on the balance sheet as of March 31, 2026, as the criteria set forth above have not yet been met.

8. Severance

During the three months ended March 31, 2026, the Company did not record any severance and termination-related costs (see Note 13).

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

As of March 31, 2026, there were no unpaid severance and termination-related costs.

9. Leases

2005 Market Street Lease Agreement

The Company is party to a lease agreement for office space, or the 2005 Market Street Lease Agreement, in Philadelphia, Pennsylvania. Under the 2005 Market Street Lease Agreement, the Company leased approximately 37,000 square feet. The 2005 Market Street Lease Agreement commenced in February 2021 and is expected to expire in December 2031. The Company has an option to extend the term of the 2005 Market Street Lease Agreement by two additional terms of five years each. The Company has an option to early terminate the 2005 Market Street Lease Agreement as of April 2029, given notice is provided to the landlord no less than fifteen months prior to April 2029. The optional extension and termination terms were not recognized as part of the Company’s measurement of the ROU asset and operating lease liability as of March 31, 2026. During 2023, the Company subleased all of the space at 2005 Market Street as further described in Sublease Agreement A and Sublease Agreement B below.

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

Sublease Agreement B

On September 29, 2023, the Company entered into a sublease agreement with a counterparty, or Sublessee B, to sublease approximately 29,000 square feet of the 2005 Market Street Lease Agreement, or Sublease Agreement B. This sublease term began on March 1, 2024 and Sublessee B has elected the option to extend the term of the sublease agreement through March 31, 2029. The base sublease rent is $0.9 million per year for the entire term of the sublease. Additionally, Sublessee B is required to pay applicable use and occupancy taxes but is not obligated to make payments for operating expenses and common area maintenance expenses which the Company is required to pay under the 2005 Market Street Lease Agreement.

Pursuant to ASC 842, the Company concluded the sublease is a separate lease, as the Company was not relieved of the primary obligation under the 2005 Market Street Lease Agreement. The Company continues to account for the 2005 Market Street Lease Agreement as a lessee and in the same manner as prior to the execution of the Sublease Agreement B. The Company accounted for Sublease Agreement B as the lessor and concluded the lease qualified as an operating lease, as it did not meet the criteria of a sales-type or direct financing lease.

Laboratory Lease Agreement

The Company was also party to a lease agreement for laboratory space, or the Laboratory Lease Agreement, in Hopewell, New Jersey. The Laboratory Lease Agreement commenced in March 2021 and was expected to expire in March 2036 with an option to extend the term of the Laboratory Lease Agreement by up to two five-year terms. On March 4, 2026, the Company entered into the Hopewell Lease Termination Agreement with the Landlord. Pursuant to the Hopewell Lease Termination Agreement, the Company agreed to pay the Landlord a termination fee of $4.8 million as well as accrued rent through February 14, 2026. The Company has no further obligations under the Laboratory Lease Agreement subsequent to the effective date of the Hopewell Lease Termination Agreement. As of March 4, 2026, the Company recognized a net gain of $0.6 million on the lease termination comprised of a $3.8 million gain on the write-off of assets and liabilities for operating leases offset by a $3.2 million net loss on disposal of property and equipment, which was primarily leasehold improvements. As a result of the Hopewell Lease Termination Agreement, ROU assets decreased $9.4 million and lease liabilities for operating leases decreased $18.0 million during the three months ended March 31, 2026.

Hopewell Sublease Agreement

On September 4, 2024, the Company entered into a sublease agreement with a counterparty, or Sublessee C, to sublease approximately 3,200 square feet, or 5% of its approximately 62,000 square feet of leased laboratory space under the Laboratory Lease Agreement, or Hopewell Sublease Agreement. This sublease term began on September 11, 2024 and was scheduled to expire on December 31, 2029, with an option for Sublessee C to extend the term of the sublease through December 2032. The base sublease rent was $0.1 million per year and increased by 2.5% annually through the expiration of the Hopewell Sublease Agreement. Additionally, Sublessee C was required to pay the portion of the common area maintenance expenses, operating expenses, and use and occupancy taxes that the Company was required to pay under the Laboratory Lease Agreement. In connection with the Hopewell Lease Termination Agreement on March 4, 2026, the Hopewell Sublease Agreement was concurrently terminated. The Company has no ongoing sublease arrangements related to the Hopewell, New Jersey laboratory space.

The following table summarizes future minimum lease payments for the Company’s lessee operating lease, which comprises of the 2005 Market Street Lease Agreement. The below table does not include expected cash inflows related to Sublease Agreement A and Sublease Agreement B, as the Company was not relieved of its primary obligation under the 2005 Market Street Lease Agreement:

(in thousands)
2026	$900
2027	1,233
2028	1,270
2029	1,308
2030	1,348
Thereafter	1,388
Total undiscounted lease payments	7,447
Less: imputed interest	(1,692)
Total lease liabilities	$5,755

The following table summarizes lease expense by lease type that was recognized during the three months ended March 31, 2026 and 2025:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Operating lease expense	$476	$880
Variable lease expense	326	538
	$802	$1,418

The following table shows the weighted average discount rate and weighted average remaining lease term of the operating leases:

	Three Months Ended
	March 31, 2026	March 31, 2025
Weighted-average discount rate	9.0%	9.7%
Weighted-average remaining lease term (years)	5.8	10.0

The cash paid for amounts included in the measurement of the Company’s operating lease liabilities for the three months ended March 31, 2026 and 2025 were $0.6 million and $1.0 million, respectively, recorded in operating cash flows.

The following table summarizes sublease income that was recognized in other income (expense), net during the three months ended March 31, 2026 and 2025:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Sublease rental income	$356	$367

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

Gemma - Research, Collaboration and License Agreement

In connection with the transfer of the Outlicensed Programs, on July 31, 2024, the Company entered into a research, collaboration and license agreement with Gemma, or the Gemma Collaboration Agreement. Pursuant to the Gemma Collaboration Agreement, (i) Gemma will conduct certain preclinical and Investigational New Drug, or IND, enabling work for the Company’s active research program in Huntington’s disease and a currently paused research program in Temporal Lobe Epilepsy, or TLE, which were previously being conducted by Penn under the Penn Agreement and (ii) Gemma will grant the Company options to conduct mutually-agreed research programs in four new CNS indications.

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

The Company has also entered into the Amended Gemma Sublicenses and Transition Services Agreement as described in Note 7.

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

The outlicense and completed transition of GM1 to Gemma under the Outlicense Transaction Agreements is deemed by Catalent to be a divestiture under the Amended Catalent Agreements. As such, the Company is required to make payment of $0.9 million to Catalent which is accrued as of March 31, 2026.

Litigation

In the normal course of business, the Company from time to time is named as a party to legal claims and actions. The Company records a loss contingency reserve for a legal proceeding when the potential loss is considered probable and can be reasonably estimated. The Company has not recorded any amounts for loss contingencies as of March 31, 2026.

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

Other than the above, the Company is not presently a party to any legal proceedings that, in the opinion of management, would, if decided against the Company, have a material adverse effect on the Company’s business. Regardless of outcome, litigation can have an adverse impact on the Company due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.

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

The total number of shares authorized under the Incentive Plan as of March 31, 2026 was 1,106,739. Additionally, 204,732 shares previously issued under the 2018 Plan which were forfeited are available for issuance under the Incentive Plan. As of March 31, 2026, 405,163 shares were available for future grants under the Incentive Plan. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the Incentive Plan shall automatically increase on January 1st of each year, commencing on January 1, 2021 and continuing for ten years, in an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors to determine a lesser number of shares shall be added for such year. As a result, the number of shares reserved for issuance under the Incentive Plan increased by 159,141 and 155,155 shares in January 2026 and 2025, respectively.

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

The Inducement Plan was approved by the Company’s board of directors in July 2021. The total number of shares authorized under the Inducement Plan as of March 31, 2026 was 125,000. Of this amount, 87,634 shares were available for future grants as of March 31, 2026. The Inducement Plan provides for the granting of nonqualified stock options and restricted stock awards to employees hired by the Company, as determined by the Company’s board of directors. The Company’s stock options awarded to date under the Inducement Plan vest based on requisite service period and have a term of ten years. The Company’s restricted stock units awarded to date under the Inducement Plan vest based on requisite service period and have a term based on each award agreement.

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded share-based compensation expense in the following expense categories in its accompanying statements of operations and comprehensive loss for the period presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Research and development	$142	$244
General and administrative	414	614
	$556	$858

The following table summarizes stock option activity for the three months ended March 31, 2026:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual
	shares	per share	term (years)
Outstanding at January 1, 2026	658,973	$44.20	7.1
Granted	191,510	7.64
Exercised	—	—
Forfeited	(4,376)	10.99
Expired	—	—
Outstanding at March 31, 2026	846,107	$40.13	7.5
Vested and exercisable at March 31, 2026	387,675	$74.20	5.6
Vested or expected to vest at March 31, 2026	846,107	$40.13	7.5

The weighted average grant date fair value of options granted was $5.81 and $6.20 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the total unrecognized compensation expense related to unvested stock option awards was $3.6 million, which the Company expects to recognize over a weighted average period of 2.6 years.

The aggregate intrinsic value of options outstanding was $0.1 million at March 31, 2026 and was de minimis at March 31, 2025. The aggregate intrinsic value of options exercised and options exercisable were each de minimis during the three months ended March 31, 2026 and 2025.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Three Months Ended March 31,
	2026		2025
Expected volatility	92.4%		93.8%
Risk‑free interest rate	3.9%		4.1%
Expected term	5.8	years	6.0	years
Expected dividend yield	—		—

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

The following table summarizes activity related to RSU awards during the three months ended March 31, 2026:

		Weighted average
	Number of shares	grant date fair value
Unvested balance at January 1, 2026	50,000	$10.52
Granted	—	—
Vested	(25,000)	11.70
Forfeited	—	—
Unvested balance at March 31, 2026	25,000	$11.70

As of March 31, 2026, the total unrecognized expense related to all RSUs was $0.2 million, which the Company expects to recognize over a weighted-average period of 0.8 years.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan, or the ESPP, became effective on February 28, 2020. The ESPP authorizes the issuance of up to 99,088 shares of the Company’s common stock. Of this amount, 59,103 were available for future grants as of March 31, 2026. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year and continuing for ten years, in an amount equal to one percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors to determine a lesser number of shares shall be added for such year. As a result, on January 1, 2026 and 2025, subject to the discretion of the board of directors, the shares authorized for issuance under the ESPP were not increased.

Under the ESPP, eligible employees can purchase the Company’s common stock through accumulated payroll deductions at such times as are established by the board of directors’ Compensation Committee. Eligible employees may purchase the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock on the first day of the offering period or on the last day of the offering period. The offering periods under the ESPP have a duration of six months, with periods ending in May and November of each calendar year. Eligible employees may contribute up to 15% of their eligible compensation. Under the ESPP, a participant may not accrue rights to purchase more than $25,000 worth of the Company’s common stock for each calendar year in which such right is outstanding or purchase more than 200 shares of the Company’s common stock in any single offering period. Beginning in May 2026, the limit will increase from 200 shares to 2,000 shares in any single offering period, not to exceed $25,000 in any calendar year.

In accordance with the guidance in ASC Topic 718-50, Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock at 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black-Scholes option-pricing model and is recognized over the withholding period. No share-based compensation expense related to the ESPP was recorded during the three months ended March 31, 2026 and 2025.

12. Segment Reporting

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

The accounting policies of the single segment are the same as those described in the summary of significant accounting policies in the Company’s 2025 Annual Report filed on Form 10-K. The Company’s CODM is its chief executive officer. The measure of segment assets is reported on the balance sheet as total assets. All assets are located within the United States.

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

The following table summarizes significant segment expenses:

	Three Months Ended March 31,
(in thousands)	2026	2025
Research and development
Wages, benefits, and other payroll	$1,458	$3,589
Third-party costs	2,432	3,794
Share-based compensation	142	244
Depreciation and amortization	61	110
Total research and development expenses	4,093	7,737
General and administrative
Wages, benefits, and other payroll	1,891	2,790
Third-party costs	2,415	2,603
Share-based compensation	414	614
Depreciation and amortization	67	78
Total general and administrative expenses	4,787	6,085
Impairment of long-lived assets	—	2,637
Net gain on lease termination	(633)	—
Loss from operations	(8,247)	(16,459)
Other income (expense), net	688	1,054
Net loss	$(7,559)	$(15,405)

The components of Other (income) expense, net are further described in Note 3 to the financial statements.

13. Subsequent Events

On April 20, 2026, the Company announced it has initiated a review of strategic alternatives to maximize shareholder value. These strategic alternatives may include merger or acquisition transactions, a reverse merger, a sale of assets of the Company, strategic partnerships, licensing opportunities, or other potential paths.

On April 28, 2026, in connection with the Company’s review of strategic alternatives, the Company announced a restructuring of its workforce, or the Restructuring Plan, to decrease operating expenses by reducing the workforce by approximately 75%. The implementation of the Restructuring Plan should be substantially complete in the second and third quarters of 2026. The Company estimates the aggregate severance and related costs for the Restructuring Plan will be approximately $3.3 million, which will be recorded primarily in the second quarter of 2026. These estimates are subject to a number of assumptions, and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring Plan as well as the Company’s review of strategic alternatives.

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

We are currently studying PBFT02 in FTD-GRN, for which there are currently no approved disease-modifying therapies. In light of the FDA’s recent guidance that a randomized controlled registrational study is required for PBFT02 in FTD-GRN and the associated ethical, logistical, and financial challenges, we are evaluating potential next steps in the clinical development of PBFT02 in FTD-GRN and FTD-C9orf72. Third-party preclinical studies have shown that increased PGRN levels reduce the pathologic accumulation of TAR DNA binding protein 43, or TDP-43. TDP-43 pathology is a hallmark of multiple neurodegenerative conditions, including FTD due to mutations in the C9orf72 gene, or FTD-C9orf72, approximately 95% of sporadic amyotrophic lateral sclerosis, or ALS, and approximately 50% of sporadic FTD. Additionally, we believe restoration of PGRN has the potential to modulate Alzheimer’s disease, or AD, in patients who are carriers of the PGRN-lowering GRN rs5848 single nucleotide polymorphism, or SNP. Individuals with this polymorphism have reduced PGRN levels and are at an increased risk for AD. We have received positive regulatory feedback on the clinical pathway to treating FTD-C9orf72 patients and ALS patients with PBFT02. We have initiated clinical development of PBFT02 in FTD-C9orf72 patients in the upliFT-D trial for this population.

We have a preclinical research program to develop a genetic medicine to treat Huntington’s disease through the Gemma Collaboration Agreement. Huntington’s disease, or HD, is an adult-onset, progressive neurodegenerative disease characterized by motor, cognitive, and behavioral deterioration, ultimately leading to death within approximately 15 to 20 years after symptom onset. There are currently no disease-modifying therapies approved for the treatment of HD, and we estimate the prevalence of HD in the United States and Europe is approximately 70,000, based on available literature.

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

Our Pipeline

We have a gene therapy pipeline with the potential to address multiple neurodegenerative diseases. Our development programs consist of:

† US/EU prevalence per third-party sources

In addition to the indications above, we believe ALS and AD represent future potential pipeline expansion opportunities for PBFT02. However, as described above, we are currently evaluating potential next steps in the clinical development of PBFT02.

PBFT02 for the Treatment of FTD-GRN

PBFT02 is a gene replacement therapy which utilizes an AAV1 capsid to deliver a functional copy of GRN encoding for PGRN, for the treatment of FTD-GRN. FTD-GRN is an inheritable form of FTD caused by reductions in PGRN production due to mutations in the GRN gene. PGRN is a complex and highly conserved protein with multiple roles in cell homeostasis, neurodevelopment, and inflammation. In FTD-GRN, PGRN deficiency results in lysosomal dysfunction, neuroinflammation, and neurodegeneration.

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

In April 2026, we reported updated interim biomarker data from patients in our upliFT-D trial.

●	CSF and Plasma PGRN: Dose 1 of PBFT02 (3.3e10 genome copies/g estimated brain weight, or 4.5e13 total genome copies) resulted in robust and durable increases in CSF PGRN levels, with concentrations increasing from below 3.0 ng/mL at baseline to a mean of 12.4 ng/mL at one month (n=7), 19.4 ng/mL at six months (n=7), 22.8 ng/mL at 12 months (n=6), and 24.2 ng/mL at 18 months (n=3). These levels of CSF PGRN are higher than the range found in healthy adult controls of 3.3 to 8.2 ng/mL (mean=4.8 ng/mL; n=61). Dose 2 of PBFT02 (1.6e10 genome copies/g estimated brain weight, or 2.2e13 total genome copies) increased substantially from 1.5 ng/mL at baseline to 8.6 ng/mL at one month (n=2), above the upper limit of the range found in healthy adult controls, and increased to 22.6 ng/mL at six months (n=1), achieving comparable CSF PGRN levels as Dose 1 at the same time point. In contrast, following PBFT02 administration, plasma PGRN levels were unaltered, remaining similar to baseline concentrations and below mean levels found in healthy adult controls.

●	Whole Brain Atrophy: PBFT02-treated patients with a global Clinical Dementia Rating, or CDR, score of 1 at baseline experienced a 64% reduction in whole brain atrophy at 12 months (n=2), on average, as compared to vMRI analysis of untreated global CDR 1 patients from the ALLFTD natural history data. PBFT02-treated global CDR 1 patients experienced 3.1% atrophy at 12 months (n=2), on average, compared to 8.7% atrophy at 12 months (n=7) in ALLFTD sample of global CDR 1 individuals.

●	Frontotemporal Cortex Atrophy: PBFT02-treated patients with global CDR score of 1 at baseline experienced a 54% reduction in frontotemporal cortex atrophy at 12 months (n=2), on average, as compared to vMRI analysis of untreated global CDR 1 patients from the ALLFTD natural history data. PBFT02-treated global CDR 1 patients experienced 4.6% atrophy at 12 months (n=2), on average, compared to 9.9% atrophy at 12 months (n=7) in ALLFTD sample of global CDR 1 individuals

●	Plasma Neurofilament Light Chain, or NfL: PBFT02-treated patients showed an average reduction of 1.0 pg/mL in plasma NfL levels at 12-months (n=6) compared to baseline. In contrast, analysis of untreated symptomatic FTD-GRN patients from the ALLFTD natural history data showed an average increase of 13.5 pg/mL at 12 months (n=7) compared to baseline.

As of our March 2026 data disclosure, interim safety highlights from PBFT02 (n=10 FTD-GRN patients and n=1 FTD-C9orf72 patient) included:

●	Eight patients experienced a collective total of 32 treatment emergent adverse events, or TEAEs, considered related to PBFT02.
●	Two patients experienced a total of three serious TEAE considered related to PBFT02. These included venous sinus thrombosis (2 patients) and hepatoxicity (1 patient). These serious TEAE all occurred at Dose 1, were asymptomatic and responded to treatment.
●	One patient experienced one serious TEAE of pulmonary embolism in the setting of a concurrent systemic infection six weeks after receiving PBFT02 considered unrelated to PBFT02.
●	No evidence of thrombotic angiopathy, dorsal root ganglion toxicity, and no complications during ICM administration were observed across any of the eleven treated patients.

We have completed the dosing of Cohorts 1 and 2 in the upliFT-D trial in July 2025. Cohort 1 consists of 5 patients who received Dose 1 of PBFT02, and Cohort 2 consists of 4 patients, split equally between Dose 1 and Dose 2 of PBFT02. Cohorts 1 and 2 included participants with a global Clinical Dementia Rating, or CDR, plus National Alzheimer’s Coordinating Center with Frontotemporal Lobar Degeneration, or NACC FTLD, score of 1 or 2 at baseline. The global CDR rating is scored from 0 (normal/asymptomatic) to 3 (severe).

In advance of enrolling Cohort 3, which we expected to consist of 10 FTD-GRN patients receiving Dose 2 of PBFT02, we amended the upliFT-D clinical trial protocol to introduce a short course of low dose prophylactic anticoagulation. We also amended the protocol to exclude patients with a global CDR score of 2 (moderate) at baseline and include only patients with global CDR scores of 0.5 (prodromal) or 1 (mild) at baseline. We have initiated enrollment and dosing patients in Cohort 3 across our global trial sites.

In September 2025, we completed a Type D Chemistry, Manufacturing, and Controls meeting with the FDA and aligned on key elements of the analytical plan to establish comparability of product manufactured with our high-productivity, suspension-based PBFT02 manufacturing process to the current product being used in our ongoing clinical trial.

In April 2026, we disclosed feedback from a Type C meeting with the FDA regarding key elements of a future registrational trial design of PBFT02 for FTD-GRN in which FDA indicated that a randomized controlled registrational study design is required for PBFT02 in this indication. In light of the ethical, logistical, and financial challenges posed by a randomized controlled registrational trial, we are evaluating potential next steps in the clinical development of

PBFT02 in FTD-GRN and FTD-C9orf72 in the upliFT-D trial.

PBFT02 for the Treatment of FTD-C9orf72 and ALS

We have initiated an evaluation of PBFT02 for the treatment of additional adult neurodegenerative diseases where we believe elevated PGRN levels could provide benefits. This approach stems from PGRN’s pleiotropic cellular effects including the regulation of microglial activation and lysosomal function, and in particular its potential to ameliorate TDP-43 pathology. TDP-43 is a ribonucleic acid / deoxyribonucleic acid, or RNA/DNA, binding protein that normally resides in the nucleus where it regulates gene expression, RNA splicing, RNA trafficking, and mRNA turnover. Cytoplasmic TDP-43 pathology is a hallmark of multiple neurodegenerative conditions including FTD-GRN, FTD-C9orf72, approximately 95% of sporadic ALS, and approximately 50% of sporadic FTD. In these disorders, hyperphosphorylated TDP-43 accumulates in the cytoplasm of cell bodies and dendritic processes of neurons and glia. Experimental evidence suggests that loss of TDP-43's normal nuclear function contributes to neurodegenerative processes.

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

We received positive regulatory feedback on the clinical pathway to treating FTD-C9orf72 with PBFT02 in the ongoing upliFT-D trial, and we have planned for Cohorts 4 and 5 of upliFT-D to consist of three to five symptomatic FTD patients with C9orf72 gene mutations who will initially receive Dose 2 PBFT02. We have initiated enrollment and dosing patients in Cohort 4 across our global trial sites.

Similarly, we received positive regulatory feedback on the clinical pathway to treating ALS with PBFT02 which we believe may represent a future pipeline opportunity.

PBFT02 for the Treatment of AD

We also believe that elevating PGRN levels has the potential to improve the course of AD in patients who carry the GRN rs5848 single nucleotide polymorphism, or GRN SNP. The GRN SNP has an allele frequency of approximately 30% and is associated with reduced PGRN levels. Its presence has been shown to confer an increased risk for AD onset. Within symptomatic AD patients, GRN SNP carriers not only have lower levels of PGRN, but also higher levels of CSF tau, which correlates with increased AD pathology in the brain and more rapid disease progression. Third party preclinical studies in animal models have demonstrated that low levels of PGRN may exacerbate AD pathology and, conversely, high levels of PGRN may reduce AD pathology. This may represent a future pipeline opportunity for PBFT02, however, we are currently evaluating potential next steps in the clinical development of PBFT02 for the treatment of AD.

Clinical Supply

Through our partners, we have manufactured the PBFT02 clinical supply to support completion of the ongoing Phase 1/2 clinical trial in FTD-GRN and FTD-C9orf72. We are currently evaluating potential next steps in the clinical development of PBFT02 in FTD-GRN.

Active Research Programs

We have a preclinical research program through the Gemma Collaboration Agreement to develop a genetic medicine to treat HD.

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

Business Overview

We were incorporated in July 2017 under the laws of the State of Delaware. Since inception, our operations have consisted primarily of conducting preclinical studies, developing licensed technology, conducting clinical trials, and manufacturing clinical supply to support clinical trials. We have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. Historically, we have funded our operations through the sale of convertible preferred stock and public offerings of common stock. Our net losses were $7.6 million and $15.4 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $712.3 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

As of March 31, 2026, we had cash and cash equivalents of $33.3 million, which we do not expect to be sufficient to meet our capital requirements over the next 12 months.

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

As a result of these factors, there is substantial doubt about our ability to continue as a going concern within one year after the date the interim financial statements included in this Quarterly Report on Form 10-Q are issued.

On April 20, 2026, we announced that we have initiated a review of strategic alternatives to maximize shareholder value. These strategic alternatives may include, but are not limited to, merger or acquisition transactions, a reverse merger, a sale of assets of the Company, strategic partnerships, licensing opportunities, or other potential paths. We do not intend to provide updates on the strategic review until our board of directors approves a specific action or otherwise determines that disclosure is appropriate or required. There can be no assurance that the process will result in any such transaction.

On April 28, 2026, in connection with our review of strategic alternatives, we announced a restructuring of our workforce, or the Restructuring Plan, to decrease operating expenses by reducing the workforce by approximately 75%. The implementation of the Restructuring Plan should be substantially complete in the second and third quarters of 2026. We estimate the aggregate severance and related costs for the Restructuring Plan will be approximately $3.3 million, which will be recorded primarily in the second quarter of 2026. These estimates are subject to a number of assumptions, and actual results may differ materially. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring Plan as well as our review of strategic alternatives.

Financial Operations Overview

License Agreements

University of Pennsylvania

As a result of the Outlicense Transaction Agreements, as discussed below, we restructured our research, collaboration and licensing agreement with Penn, as amended, previously the Penn Agreement and now referred to as the Penn License Agreement. Pursuant to the Penn License Agreement, as of July 31, 2024, we (i) terminated the funding of discovery research programs; (ii) terminated the research and exploratory research programs; (iii) terminated the remaining eight options we had for future CNS indications; (iv) terminated the transaction fee payable to Penn in the event of certain corporate transactions; and (v) retained our current exclusive and non-exclusive licenses to our programs in FTD, GM1, Krabbe, MLD and certain platform technologies resulting from the discovery programs that we funded.

For our licensed programs in FTD, GM1, Krabbe and MLD, the Penn License Agreement requires that we make payments of up to $16.5 million per product candidate. Each payment will be due upon the achievement of specific development milestone events by such licensed product for a first indication, reduced development milestone payments for the second and third indications and no development milestone payments for subsequent indications. In addition, on a product-by-product basis, we are obligated to make up to $55.0 million in sales milestone payments on each licensed product based on annual worldwide net sales of the licensed product in excess of defined thresholds. Pursuant to the Amended Gemma Sublicenses, as discussed below, Gemma is responsible for the payments to Penn related to GM1, Krabbe and MLD, collectively the Outlicensed Programs.

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

Gemma - Sublicense Agreements and Transition Services Agreement

In connection with the transfer of the Outlicensed Programs to Gemma, in July 2024, we entered into the Gemma Sublicenses. On May 7, 2025, we agreed to amend each of the Gemma Sublicenses to revise certain financial terms related to the Outlicensed Programs, or the Amended Gemma Sublicenses. Pursuant to the Amended Gemma Sublicenses, we are entitled to receive (i) an aggregate total of $15.0 million in initial payments for licenses and clinical product supply, of which $7.5 million was previously received, $2.5 million of which was due in May 2025, and $5.0 million of which was due in March 2026; (ii) an additional $5.0 million contingent on Gemma completing certain business milestones; (iii) up to an additional $114.0 million in development and commercial milestone payments; and (iv) single digit royalties as a percentage of annual worldwide net sales in exchange for sublicenses to relevant intellectual property, transfer of regulatory dossiers and transfer of clinical trial materials and product supply related to the Outlicensed Programs. In addition, Gemma is responsible for all payments to Penn related to the Outlicensed Programs under the Penn License Agreement.

In addition, we entered into the Transition Services Agreement, as amended by the First Amendment to the Transition Services Agreement, dated January 31, 2025, pursuant to which, we provided transitional services at cost to Gemma through May 31, 2025, and are entitled to reimbursement for transitional services performed retroactively from March 1, 2024, related to the transfer of the Outlicensed Programs. As of March 31, 2026, we have collected $7.5 million in initial payments and $4.8 million in transition services payments under these agreements. In addition, we have applied $1.5 million in amounts owed to Gemma for the Huntington’s disease program against amounts due to us for transition services.

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

The outlicensed and completed transition of GM1 to Gemma under the Outlicense Transaction Agreements is deemed by Catalent to be a divestiture under the Amended Catalent Agreements. As such, we are required to make payment of $0.9 million to Catalent which is accrued as of March 31, 2026.

Components of Results of Operations

Research and Development

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. These expenses include:

●	personnel expenses, including salaries, benefits and share-based compensation expense for employees engaged in research and development functions;
●	expenses incurred at and for our lab facilities, including rent, utilities, depreciation, amortization and maintenance;
●	expenses incurred to conduct the necessary preclinical studies and clinical trials required to obtain regulatory approval, including payments to clinical research organizations, or CROs, and payments to Gemma and Penn for preclinical research and development;
●	expenses and fees paid to consultants who assist with research and development activities; and

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

In April 2026, we announced we are evaluating potential next steps in the clinical development of PBFT02, and in connection with our review of strategic alternatives, we announced a restructuring of our workforce to decrease operating expenses by approximately 75%. As a result, we expect our research and development expenses to decrease in the near future.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and share-based compensation expense, for employees and consultants in executive, finance, accounting, legal, information technology, product strategy, quality, regulatory, operations and human resource functions. General and administrative expenses also include professional and consulting services, headquarters facility costs, including rent, utilities, depreciation, amortization and maintenance, legal expenses related to intellectual property, litigation and corporate matters, insurance expense, expenses related to contract modifications or terminations, software expenses, expenses incurred to engage with patient advocacy organizations, and recruitment related expenses. In connection with our review of strategic alternatives, we announced a restructuring of our workforce to decrease operating expenses by approximately 75%. As a result, we expect our general and administrative expenses to decrease in the near future.

Impairment of Long-Lived Assets

Impairment of long-lived assets consists of non-cash impairment charges recorded to our assets. We review long-lived assets, such as the right of use assets, or ROU assets, and property and equipment, for impairments when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. During the three months ended March 31, 2026, we did not recognize impairment expenses.

During the three months ended March 31, 2025, we recognized impairment expenses as a result of the announcement in January 2025 to reduce our workforce by 55% and cease our lab operations in Hopewell, New Jersey. We reassessed asset groups and evaluated such asset groups for impairment. We determined the laboratory equipment was a separate asset group based on management’s implemented plans to sell the laboratory equipment and estimated the fair value of the laboratory equipment based on the estimated future cash flows from the sale of such equipment.

Net Gain on Lease Termination

The net gain on lease termination was a result of the Hopewell Lease Termination Agreement, for the laboratory lease agreement related to our laboratory facility in Hopewell, New Jersey. As a result of the Hopewell Lease Termination Agreement, we recognized a net gain on the lease termination comprised of a gain on the write-off of assets and liabilities for operating leases and a loss on the disposal of property and equipment.

Other Income (Expense), Net

Other income (expense), net consists of interest earned on our cash equivalents and marketable securities, amortization of premium and discount on our marketable securities, income from subleases, and the sale of certain tax credits.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table sets forth our results of operations for the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31,
(in thousands)	2026	2025	Change
Operating expenses:
Research and development	$4,093	$7,737	$(3,644)
General and administrative	4,787	6,085	(1,298)
Impairment of long-lived assets	—	2,637	(2,637)
Net gain on lease termination	(633)	—	(633)
Loss from operations	(8,247)	(16,459)	8,212
Other income (expense), net	688	1,054	(366)
Net loss	$(7,559)	$(15,405)	$7,846

Research and Development Expenses

Research and development expenses decreased by $3.6 million to $4.1 million for the three months ended March 31, 2026 from $7.7 million for the three months ended March 31, 2025. The decrease was primarily due to the following:

●	a decrease of $2.1 million in wages and benefits due to a lower headcount following our restructuring in January 2025;
●	a decrease of $1.0 million in facility and other expenses related to decreased rent expenses in connection with the Hopewell Lease Termination Agreement;
●	a decrease of $0.6 million in clinical operations expenses due to decreased activity in the GM1 program partially offset by increased activity supporting the FTD program; and
●	a decrease of $0.1 million in share-based compensation expense related to reductions in headcount.

These decreases were partially offset by:

●	an increase of $0.2 million in preclinical research expenses related to Huntington’s disease program expenses.

General and Administrative Expenses

General and administrative expenses decreased by $1.3 million to $4.8 million for the three months ended March 31, 2026 from $6.1 million for the three months ended March 31, 2025. The decrease was primarily due to the following:

●	a decrease of $0.9 million and $0.2 million in wages and benefits and share-based compensation expense, respectively, related to reductions in headcount; and
●	a decrease of $0.3 million in facility and other expenses.

These decreases were partially offset by:

●	an increase of $0.1 million in professional fees.

Impairment of Long-Lived Assets

During the three months ended March 31, 2026, we did not record any impairment expense.

During the three months ended March 31, 2025, we recorded $2.6 million of impairment expense related to laboratory equipment and certain other assets which were revalued and subsequently sold from the Hopewell laboratory space.

Net Gain on Lease Termination

During the three months ended March 31, 2026, we recorded a $0.6 million net gain on the termination of the Hopewell Laboratory Lease Agreement. The net gain was comprised of a $3.8 million gain on the write-off of assets and liabilities for operating leases offset by a $3.2 million net loss on disposal of property and equipment.

During the three months ended March 31, 2025, we did not record any lease termination gain or loss.

Other Income (Expense), Net

Other income (expense), net decreased by $0.4 million to $0.7 million for the three months ended March 31, 2026 from $1.1 million for the three months ended March 31, 2025. The decrease was due to a $0.4 million decrease in the amortization of premium and discount on our marketable securities.

Liquidity and Capital Resources

Overview

As of March 31, 2026, we had $33.3 million in cash and cash equivalents and had an accumulated deficit of $712.3 million.

Funding Requirements

Our primary use of cash is to fund operating expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances, reverse merger or other business combination transactions, and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect existing stockholders’ rights as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we pursue a reverse merger or other business combination transaction, we may be subject to significant transaction costs, our stockholders may experience substantial dilution, our management team may change, and we may not achieve the anticipated benefits of such a transaction. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, further reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

On March 5, 2021, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, relating to the applicable terms of at-the-market equity offerings, or the ATM Facility, pursuant to which we may, but are not obligated to, offer and sell, from time to time, shares of our common stock with an aggregate offering price up to $125.0 million through Cowen, as sales agent in the ATM Facility. We issued 300,000 shares of common stock under the ATM Facility, resulting in net proceeds of $8.7 million, after deducting offering costs of $0.3 million in March 2024. As a result of our public float as of January 9, 2026, we are currently limited to $21.1 million in our capacity to offer and sell shares of our common stock under the Sales Agreement pursuant to our shelf registration statement on Form S-3, filed on March 4, 2024. As of March 31, 2026, $15.8 million of capacity remains available to be sold under the ATM Facility.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2026	2025
Cash provided by (used in) operating activities	$(12,987)	$(13,847)
Cash provided by (used in) investing activities	20	39,631
Cash provided by (used in) financing activities	—	—
Net increase (decrease) in cash and cash equivalents	$(12,967)	$25,784

Net Cash Provided by (Used in) Operating Activities

During the three months ended March 31, 2026, we used $13.0 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $7.6 million and a decrease in our operating assets of $5.5 million offset by non-cash charges of $0.1 million related to depreciation, amortization, share-based compensation, loss recognized on disposal of long-lived assets, and other non-cash items. The primary uses of cash were to fund our operations related to the development of our product candidates and the payment of the lease termination fee in connection with the Hopewell Lease Termination Agreement.

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

Net Cash Provided by (Used in) Investing Activities

During the three months ended March 31, 2026, we received de minimis cash proceeds related to the sale of property and equipment.

During the three months ended March 31, 2025, we had sales and maturities of $39.0 million in marketable securities and received cash proceeds of $0.6 million related to the sale of property and equipment and certain other assets.

Net Cash Provided by (Used in) Financing Activities

During the three months ended March 31, 2026 and 2025, we had no gross receipts or outflows of cash related to financing activities.

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

The aggregate estimated rent payments due over the remaining terms of our leases are $7.4 million.

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

The outlicense and completed transition of GM1 to Gemma under the Outlicense Transaction Agreements, is deemed by Catalent to be a divestiture under the Amended Catalent Agreements. As such, we are required to make payment of $0.9 million to Catalent which has been accrued as of March 31, 2026.

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

Critical Accounting Policies and Estimates

During the three months ended March 31, 2026, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2025 Annual Report filed on Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 3, 2026, which could materially affect our business, financial condition or future results. These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing of such events or a representation as to whether or not such factors or similar events have occurred in the past or their likelihood of occurring in the future. The risks described in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2025, as filed with the SEC on March 3, 2026, may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Except as set forth below, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 3, 2026.

If our continued exploration of strategic alternatives is unsuccessful, our financial condition and results of operations may be materially adversely affected.

On April 20, 2026, we announced that we have initiated a review of strategic alternatives to maximize shareholder value. These strategic alternatives may include, but are not limited to, merger or acquisition transactions, a reverse merger, a sale of assets of the Company, strategic partnerships, licensing opportunities, or other potential paths. The strategic review is underway. We do not intend to provide updates on the strategic review until our board of directors approves a specific action or otherwise determines that disclosure is appropriate or required. There can be no assurance that the process will result in any such transaction. Any potential strategic alternative would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, regulatory approvals, and the availability of financing for a potential transaction on reasonable terms. We may incur substantial expenses associated with identifying, evaluating, and negotiating potential strategic alternatives. Any potential transaction or other strategic alternative, if consummated, may not provide greater value to our stockholders than that reflected in the current price of our common stock. In addition, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock.

There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing.

Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in our financial statements for the year ended December 31, 2025, included in our Annual Report on Form 10-K for the year ended December 31, 2025, and the interim financial statements included in this Report, we have sustained substantial recurring losses from operations. In addition, we have used, rather than provided, cash in our operations. As of March 31, 2026, we had cash and cash equivalents of approximately $33.3 million. The above conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that our financial statements in this Report are issued. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Uncertainty concerning our ability to continue as a going concern, among other factors, may hinder our ability to obtain future financing or result in any strategic transaction.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Trading Plans

During the three months ended March 31, 2026, none of our directors or officers, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as those terms are defined in Regulations S-K, Item 408.

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

PASSAGE BIO, INC.

Date: May 12, 2026	By:	/s/ William Chou, M.D.
William Chou, M.D.
President and Chief Executive Officer

Date: May 12, 2026	By:	/s/ Kathleen Borthwick
Kathleen Borthwick
Chief Financial Officer